Form 10QSB
period 1999-09-30
IP VOICE COM INC
filed 1999-12-23
CIK 1092083

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1999

Commission file no. 0-27917

                                IPVoice.com, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

          Nevada                                         65-0729900
-------------------------------                      -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

5050 No. 19th Avenue, Suite 416/417
Phoenix, Arizona                                            85015
-------------------------------------                     ----------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number (602) 335-1231

Securities registered under Section 12(b) of the Exchange Act:

                                             Name of each exchange on
  Title of each class                            which registered

           None
----------------------------                 -------------------------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                       -----------------------------------
                                (Title of class)

Copies of Communications Sent to:
                              Mercedes Travis, Esq.
                              Mintmire & Associates
                              265 Sunrise Avenue, Suite 204
                              Palm Beach, FL 33480
                              Tel: (561) 832-5696:
                              Fax: (561) 659-5371

         Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes               No  X
                      --              ---

         As of September 30, 1999, there are 16,212,758 shares of voting stock of the registrant issued and outstanding (16,612,758 shares less 300,000 shares which were rescinded at the time the Company rescinded the Satlink 3000, Inc. acquisition).

                                     PART I

Item 1.           Financial Statements



INDEX TO FINANCIAL STATEMENTS


Consolidated Balance Sheets.............................................F-2

Consolidated Statements of Operations...................................F-3

Consolidated Statements of Changes in Stockholders' Deficiency..........F-4

Consolidated Statements of Cash Flows...................................F-5

Notes to Consolidated Financial Statements..............................F-6


                                IPVoice,com, Inc.
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheet


                                                                  December 31, 1998      September 30, 1999
                                                               ------------------------ ---------------------
                                                                                             (unaudited)
                            ASSETS
CURRENT ASSETS
  Cash                                                         $                    908 $             542,390
  Accounts receivable, net of allowance of $48,532                                    0                64,784
  Inventory                                                                     152,980               259,321
                                                               ------------------------ ---------------------

          Total current assets                                                  153,888               866,495
                                                               ------------------------ ---------------------

FIXED ASSETS
     Computer equipment                                                          30,953                35,115
     Office machines and equipment                                               11,015                53,859
                                                               ------------------------ ---------------------
                                                                                 41,968                88,974
        Less accumulated depreciation                                            (4,343)              (13,066)
                                                               ------------------------ ---------------------

          Total property and equipment                                           37,625                75,908
                                                               ------------------------ ---------------------

Total Assets                                                   $                191,513 $             942,403
                                                               ======================== =====================

           LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Accounts payable
      Trade                                                    $191,817                 $             145,698
      Officer                                                                    34,268                18,721
      Shareholder                                                                20,564                16,668
   Accrued payroll taxes                                                         35,730                     0
   Accrued interest - shareholders                                                    0                11,784
      Advances from shareholder                                                  24,750                     0
                                                               ------------------------ ---------------------

          Total current liabilities                                             307,129               192,871
                                                               ------------------------ ---------------------

LONG-TERM LIABILITIES
   Notes payable - shareholders                                                       0             1,145,400
                                                               ------------------------ ---------------------

          Total long-term liabilities                                                 0             1,145,400
                                                               ------------------------ ---------------------
Total Liabilities                                                               307,129             1,338,271
                                                               ------------------------ ---------------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value,  authorized  10,000,000 shares; 0 and 1,150
     issued and outstanding at December 31,
      1998 and September 30, 1999, respectively                                       0                 4,600
  Common stock, $0.001 par value, authorized 50,000,000
     shares; 12,578,999 and 16,212,758 issued and outstanding
     December 31, 1998 and September 30, 1999, respectively                      12,579                16,213
  Additional paid-in capital                                                    465,171             1,522,101
  Stock subscription receivable                                                 (62,700)                    0
  Deficit accumulated during the development stage                             (530,666)           (1,938,782)
                                                               ------------------------ ---------------------

          Total stockholders' equity                                           (115,616)             (395,868)
                                                               ------------------------ ---------------------

Total Liabilities and  Stockholders' Equity                    $191,513                 $942,403
                                                               ======================== =====================









     The accompanying notes are an integral part of the financial statements

                                IPVoice.com, Inc.
                        (A Development Stage Enterprise)
                      Consolidated Statements of Operations
                         Nine Months ended September 30,
                                   (Unaudited)


                                                                                                  Period from
                                                                                               February 19, 1997
                                                                                              (Inception) through
                                                          1998                  1999           September 30, 1999
                                                  --------------------- --------------------- --------------------
Sales                                             $              41,254 $              50,700               91,954
Cost of sales                                                         0               (49,140)             (49,140)
                                                  --------------------- --------------------- --------------------

      Gross Profit                                               41,254                 1,560               42,814

EXPENSES
  Consulting fees - related party                                39,982                73,193              127,193
  Depreciation                                                    2,773                 8,723               13,066
  Organization expense - related party                                0                     0               14,000
  General and administrative                                    172,160               524,915              758,628
  Professional fees - related party                              26,944               492,324              538,420
  Salaries
      Officers                                                  102,213               273,495              413,571
      Other                                                      12,847                58,024               95,739
                                                  --------------------- --------------------- --------------------

          Total operating expenses                              356,919             1,430,674            1,960,617
                                                  --------------------- --------------------- --------------------

      Loss from Operations                                     (315,665)           (1,429,114)          (1,917,803)

   Other expense - interest                                           0                38,128               38,128
   Other income - interest                                            0               (17,130)             (17,149)
                                                  --------------------- --------------------- --------------------

Net Loss                                          $            (315,665)$          (1,408,116)$         (1,938,782)
                                                  ===================== ===================== ====================

Loss per weighted average common share            $               (0.03)$               (0.09)$         (13.7)

                                                  ===================== ===================== ====================

Weighted average number of common shares
outstanding                                                  11,456,459            15,248,436           14,174,890
                                                  ===================== ===================== ====================












     The accompanying notes are an integral part of the financial statements


                                IPVoice.com, Inc.
                        (A Development Stage Enterprise)
         Consolidated Statements of Changes in Stockholders' Deficiency



                                        Preferred    Common                                              Deficit
                                          Stock      Stock                                             Accumulated
                                          Number     Number                      Additional  Stock      During the        Total
                                            of         of     Preferred  Common  Paid-in   Subscription Development    Stockholders'
                                          Shares     Shares     Stock     Stock  Capital   Receivable     Stage           Equity
                                        ---------- ---------- -------- -------- ---------- ---------   ------------- --------------
BEGINNING BALANCE,
December 31, 1997                                0 10,400,000 $      0 $ 10,400 $   12,600 $ (12,274) $     (22,981) $     (12,255)

  3/19 - donated - related party ($0.001/sh.)    0 (9,000,000)       0   (9,000)     9,000         0              0              0
  3/19 - issued for acquisition ($0.001/sh.)     0  9,000,000        0    9,000     (9,000)        0              0              0
  3/20 - cash paid for stock subscription        0          0        0        0          0    12,274              0         12,274
  2nd quarter - cash ($1.00/sh.)                 0    144,000        0      144    143,856         0              0        144,000
  3rd quarter - cash ($1.00/sh.)                 0     10,000        0       10      9,990         0              0         10,000
  3rd quarter - cash ($0.75/sh.)                 0     53,333        0       53     39,947         0              0         40,000
  3rd quarter - cash ($0.50/sh.)                 0     20,000        0       20      9,980         0              0         10,000
  3rd quarter - cash ($0.25/sh.)                 0    100,000        0      100     24,900         0              0         25,000
  3rd quarter - cash ($0.10/sh.)                 0    627,000        0      627     62,073   (62,700)             0              0
  3rd quarter - services ($0.10/sh.)             0    473,000        0      473     46,827         0              0         47,300
  4th quarter - cash ($0.15/sh.)                 0    396,666        0      397     56,103         0              0         59,500
  4th quarter - services ($0.15/sh.)             0    275,000        0      275     40,975         0              0         41,250
  4th quarter - cash ($0.19/sh.)                 0     80,000        0       80     14,920         0              0         15,000

Net loss                                         0          0        0        0          0         0       (507,685)      (507,685)
                                        ---------- ---------- -------- -------- ---------- --------- --------------   -------------

BALANCE, December 31, 1998                       0 12,578,999        0   12,579    465,171   (62,700)      (530,666)      (115,616)

  1st quarter - cash ($.25-.40/sh)               0    687,499        0      687    149,313         0              0        150,000
  1st quarter - stock issued for services        0    193,760        0      194    120,070         0              0        120,264
  1st quarter - subscription receivable          0    437,500        0      438    174,562  (175,000)             0              0
  2nd quarter - cash ($.06-.65/sh)               0  2,005,000        0    2,005    293,995         0              0        296,000
  2nd quarter - received from subscription       0          0        0        0          0    60,000              0         60,000
  2nd quarter - stock issued for services        0    300,000        0      300    309,000         0              0        309,300
  Issuance of preferred stock                1,150          0        1        0      4,599         0              0          4,600
  3rd quarter - stock issued for services        0     10,000        0       10      9,990         0              0         10,000
 3rd quarter - received from subscription        0          0        0        0          0   177,700              0        177,700

Net loss                                         0          0        0        0          0         0     (1,408,116)    (1,408,116)
                                        ---------- ---------- -------- -------- ---------- --------- --------------  --------------

BALANCE, September 30, 1999
(Unaudited)                                  1,150 16,212,758 $      1 $ 16,213 $1,526,700 $       0 $   (1,938,782) $    (395,868)
                                        ========== ========== ======== ======== ========== ========= ==============  ==============








     The accompanying notes are an integral part of the financial statements


                                IPVoice.com, Inc.
                        (A Development Stage Enterprise)
                      Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                   (Unaudited)



                                                                                                                Period from
                                                                                                             February 19, 1997
                                                                                                            (Inception) through
                                                                              1998              1999         September 30, 1999
                                                                       ------------------ ----------------- --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                             $         (315,665)$      (1,408,116)$         (1,938,782)
  Adjustments to reconcile net loss to net cash used by operating activities:
        Stock issued for services                                                  47,300           439,564              537,114
        Depreciation                                                                2,773             8,723               13,066
  Changes in operating assets and liabilities
        Inventory                                                                (173,932)         (106,341)            (259,321)
        (Increase) in accounts receivable                                            (478)          (64,784)             (64,784)
        Increase (decrease) in accounts payable - trade                           181,757           (46,119)             145,698
        Increase (decrease) in accounts payable - officer                          11,721           (15,547)              18,721
        Increase (decrease) in accounts payable - related party                    (9,693)                0                    0
        Increase (decrease) in accounts payable - shareholder                       9,688           ( 3,896)              16,668
        Increase (decrease) in accrued payroll taxes                                9,937           (35,730)                   0
        Increase (decrease) in accrued interest - shareholder                           0            11,784               11,784
                                                                       ------------------ ----------------- --------------------

Net cash (used) provided by operating activities                                 (236,592)       (1,220,462)          (1,519,836)
                                                                       ------------------ ----------------- --------------------

CASH FLOW FROM INVESTING ACTIVITIES:
        Purchase of property and equipment                                        (27,422)          (47,006)             (88,974)
                                                                       ------------------ ----------------- --------------------

Net cash used by investing activities                                             (27,422)          (47,006)             (88,974)
                                                                       ------------------ ----------------- --------------------

CASH FLOW FROM FINANCING ACTIVITIES:
        Advance from shareholder                                                   26,750           (24,750)                   0
        Proceeds from notes payable                                                     0         1,145,400            1,145,400
        Preferred stock issued for cash                                                 0             4,600                4,600
        Common stock issued for cash                                              229,000           446,000              751,226
        Proceeds from stock subscription receivable                                12,274           237,700              249,974
                                                                       ------------------ ----------------- --------------------

Net cash provided by financing activities                                         268,024         1,808,950            2,151,200
                                                                       ------------------ ----------------- --------------------

Net increase (decrease) in cash and equivalents                                     4,010           541,482              542,390

CASH, beginning of period                                                           1,745               908                    0
                                                                       ------------------ ----------------- --------------------

CASH, end of period                                                    $            5,755 $         542,390 $542,390
                                                                       ================== ================= ====================

NON-CASH FINANCING ACTIVITIES:
        Common stock issued for subscription receivable                $          (62,700)$               0 $           (175,000)
                                                                       ================== ================= ====================
        Donated capital - related party                                $                0 $               0 $              9,000
                                                                       ================== ================= ====================







     The accompanying notes are an integral part of the financial statements

                                IPVoice.com, Inc.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Principles
       The  Company  IPVoice   Communications,   Inc.,  is  a  Nevada  chartered
         development stage corporation which conducts business from its headquarters in Phoenix, Arizona. The Company was incorporated on February 19, 1997 as Nova Enterprises, Inc., and changed its name to IPVoice Communications, Inc. in March 1998. On March 24, 1999, the Company formally changed its name to IPVoice.com, Inc.

         The Company is principally involved in the internet telephony industry. Current activities include software and hardware development, raising additional equity, and negotiating with potential key personnel and facilities.

         The Company is in the development stage and is acquiring the necessary operating assets and is beginning its proposed business. While the Company is developing tools necessary to enter the internet telephony market, there is no assurance that any benefit will result from such activities. The Company will receive limited operating revenues and will continue to incur expenses during its development, possibly in excess of revenue.

         The financial statements for the nine months ended September 30, 1999 and 1998 contain all adjustments, which in the opinion of management are necessary for fair presentation.

         The following summarize the more significant accounting and reporting policies and practices of the Company:

         a) Use of estimates The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

         b) Principles of consolidation The consolidated financial statements include the accounts of IPVoice Communications, Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

         c) Start-up costs Cost of start-up activities, including organization costs, are expensed as incurred, in accordance with State of Position
         (SOP)  98-5.  This SOP sets  forth the  generally  accepted  accounting principles for costs of start-up activities as it applies to development stage entities.

         d) Net loss per share Basic loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

         e) Stock compensation for services rendered The Company issues shares of common stock in exchange for services rendered. The costs of the services are valued according to generally accepted accounting principles and have been charged to operations.

         f) Accounts receivable An allowance for uncollectible accounts has been provided related to the receivable from a former subsidiary.

                                IPVoice.com, Inc.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Principles (Continued)

         g) Inventory Inventory consists mainly of computer parts to be used in the assembly of units to be sold to customers, or utilized by the Company in its operations. Once the assembly is complete, the respective computer part costs are charged to operations or reclassified to property and equipment based on the nature of the transaction. Inventory is valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

         h) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. The Company had 16,212,758 and 11,827,333 and 1,150 and 0 shares of common and preferred stock issued and outstanding at September 30, 1999 and 1998, respectively. In February 1997, the Company issued 9,000,000 shares to its founder for services rendered to the Company valued at par value, or $9,000. In March 1997, the Company completed a Regulation D Rule 504 Placement for 1,400,000 shares in exchange for $14,000 cash.

         In March 1998, a majority shareholder donated 9,000,000 shares of common stock to the Company. 9,000,000 shares were simultaneously issued for the acquisition of IPVoice Communications, Inc., a Delaware corporation (Note (1)(b)). During the second quarter of 1998, the Company issued 144,000 shares of common stock for $144,000 in cash. The Company issued 473,000 shares of common stock for services rendered, valued at the current market rate of $47,300, during the third quarter of 1998. Also during the third quarter, the Company issued 183,333 shares of common stock for $85,000 in cash, and 627,000 shares of common stock for a subscription receivable of $62,700. In the fourth quarter of 1998, the Company issued 275,000 shares of common stock for services rendered, valued at the current market rate of $41,250. In the same quarter, 476,666 shares of common stock were issued for $121,800 in cash.

         In the first quarter of 1999, the Company issued 687,499 shares of common stock for $150,000 in cash and 193,760 shares of common stock for services rendered, valued at the current market rate of $120,264. Also during the first quarter, the Company issued 437,500 shares of common stock for a subscription receivable of $175,000. In the second quarter of 1999, the Company issued 2,005,000 shares of common stock for $296,000 in cash and 300,000 shares of common stock for services rendered, valued at the current market rate of $309,300. In the third quarter, the Company issued 10,000 shares of common stock for services rendered valued at $1.00 per share.

         As part of the Private Offering completed in the second quarter of 1999, the Company issued 1,150 twenty-five year senior convertible preferred shares for $4,600 in cash.

                                IPVoice.com, Inc.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements


(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $1,939,000, which expire beginning December 31, 2117.

         The amount recorded as a deferred tax asset, cumulative as of September 30, 1999, is approximately $775,000, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a 100% valuation allowance for this deferred tax asset, as the Company has no history of profitable operations.

(4)      Going  Concern  As shown  in the  accompanying  consolidated  financial statements, the Company has incurred, from February 19, 1997 (Inception) through September 30, 1999, a total net loss of $1,978,782. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

(5) Related Parties During the nine months ended September 30, 1999, the Company repaid funds totaling $14,000. This amount was paid a company under common control for organization expenses incurred on behalf of the Company in 1997.

         At September 30, 1999 and 1998, the Company owed officers $18,721 and $11,721, respectively, for reimbursement of expenses paid on behalf of the Company. These amounts are presented in Accounts payable - officer.

         At September 30, 1999, the Company owed a shareholder $16,668 for consulting and professional services performed on behalf of the Company. This amount is presented in Accounts payable - shareholder. Total consulting and professional fees incurred by the shareholder during the nine months ended September 30, 1999 and 1998 amounted to $35,000 and $19,688, respectively.

         At September 30, 1999, the Company owed $11,784 to shareholders who participated in the Private Offering in the second quarter of 1999. This amount is presented in Accrued interest - shareholders.

         During the nine months ended September 30, 1999, the Company repaid $24,750 advanced from one of the Company's shareholders for payment of general operating expenses.

(6) Significant Acquisition In March 1998, IPVoice Communications, Inc., a Nevada corporation, acquired 100% of the issued and outstanding shares of common stock of IPVoice Communications, Inc., a Delaware corporation, in a reverse merger, which was accounted for as a reorganization of the Delaware company.

         On April 7, 1999, the Company acquired all of the issued and outstanding common stock of SatLink 3000, Inc., d/b/a Independent Network Services, a Nevada Corporation (INS). The Company issued 250,000 shares

                                IPVoice.com, Inc.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements


(6) Significant Acquisition (continued) of redeemable convertible preferred shares. Each share is convertible, on or after one year after Closing, into one share of the Company's common stock or, at the shareholder's option, redeemable by the Company at a price of $2.00 per share, giving a total valuation of $500,000 to this transaction.

         The above acquisition was subject to the Company entering into agreements with the President and Chief Executive Officer of INS, including, but not limited to, an employment agreement, consulting agreement, compensation agreement, stock operation agreement, and stock grant agreement. The Employment/Compensation Agreement provides compensation to this individual as Director and Chief Financial Officer of the Company. In addition, certain stock incentives are provided. (See Note 9)

(7) Private Offering During the second quarter of 1999, the Company raised $ 1,150,000 through the issuance of forty-six investment units in the amount of $ 25,000. Each unit consisted of a two year note in the principal amount of $ 24,900, with interest payable quarterly at 9% per annum; a warrant for 18,750 shares of stock of the Company; and twenty-five senior convertible preferred shares. The warrant exercise price is 125% of the average closing price of the Company's shares of common stock for the 30 trading days immediately prior to the offering date. The senior convertible preferred shares are convertible into shares of common stock representing 51% of the then issued and outstanding common stock of the Company. This conversion can only occur upon an event of default, which is not reasonably cured, of the two-year notes.

         Management anticipates the net proceeds, less initial expenses payable, will be applied to the business of the Company to provide working capital.

(8) Subsequent Events - Significant Acquisition During the course of the audit of the SatLink 3000, Inc. December 31, 1998 financial statements, certain information was disclosed to the Company. Based on this information, the Board of Directors elected, on October 29, 1999, to rescind the acquisition transaction and nullify the above-mentioned agreements with the President and Chief Executive Officer of SatLink 3000, Inc. These transactions are being treated as if they never occurred, except for the assumption of an office space lease. The annually renewable lease obligation commences August 1999, with monthly payments of $3,862.

Item 2. Management's Discussion and Analysis of Results of Operations.

General

         The Company's Form 10SB becomes effect on January 2, 2000. Although not technically a reporting company under the Securities and Exchange Act of 1934, as amended, until such time, the Company is voluntarily filing this Form 10QSB so that current financial information is available to the public and so that there is no gap between the reports in its Form 10SB and its report on Form 10KSB due for filing on March 31, 2000.

         In July 1999, the Company entered into an agreement with RSL Com U.S.A., Inc. ("RSL") for the purchase of wholesale long distance minutes for domestic and international calls.. The term is for a period of twelve (12) months and may be terminated by either party upon thirty (30) days written notice. The Company is required to purchase a minimum of 100,000 minutes per month.

         In July 1999, the Company entered into an agreement with MetroPlus Communication Technology, Inc. ("MetroPlus"), wherein the Company granted MetroPlus the exclusive right to market, advertise and sell the Company's products and services in certain cities in Canada, Washington and Oregon. As consideration for these services by MetroPlus to the Company, MetroPlus is entitled to purchase Company products and service at a wholesale rate. The term of the agreement is for a period of three (3) years. No date has been scheduled for this installation.

         In August 1999, the Company entered into an agreement with Star Telecommunications, Inc. for telephone communications between its locations in New York and Los Angeles and the outbound to termination points around the world. The initial term is for six (6) months and it is automatically renewable on a month to month basis .

         In August 1999, the Company entered into an agreement with ILD Communications, Inc. ("IDL") for switching services and long distance wholesale minutes. The agreement is for a term of one (1) year and is automatically renewable.

         In August, 1999, the Company entered into an agreement with MCI WorldCom Technologies, Inc. for use of its UUNET network for wholesale bandwidths. The contract is for a term of three (3) years.

         In September 1999, the Company issued 100,000 shares of its unrestricted Common Stock in exchange for legal services valued at $10,000. The shares were issued pursuant to an obligation incurred in 1998. The Company relied upon Section 3(b) of the Securities Act of 1933, as amended (the "Act"), Rule 504 of Regulation D of the Act ("Rule 504") and Section 517.061(11) of the Florida Code. A Form D was filed with the SEC.

         For purposes of Rule 504, such reliance was based on the following: (i) the aggregate offering price of the offering of the shares of Common Stock and warrants did not exceed $1,000,000, less the aggregate offering price for all securities sold with the twelve months before the start of and during the offering of shares in reliance on any exemption under Section 3(b) of, or in violation of Section 5(a) of the Act; (ii) no general solicitation or advertising was conducted by the Company in connection with the offering of any of the shares; (iii) the fact that the Company had not been since its inception
(a) subject to the reporting requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, (b) and an "investment company" within the meaning of the Investment Company Act of 1940, as amended, or (c) a development stage company that either had no specific business plan or purpose or had indicated that its business plan was to engage in a merger or acquisition with an unidentified company or companies or other entity or person.

         For purposes of Florida Code Section 517.061(11), such reliance was based on the following: (i) sales of the shares of Common Stock were not made to more than thirty-five (35) persons; (ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement; (iii) all purchasers either had a preexisting personal or business relationship with one or more of the executive officers of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E- 500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer. In the regard, the Company supplied such information and was available for such questioning.

         On November 11, 1999, the Company executed a letter employment agreement dated November 10, 1999 with Harry R. Bowman. Under the terms of the agreement, Mr. Bowman is to serve as an Executive Vice President of the Company for a term of two (2) years at a base salary of $78,000 per year. In addition, Mr. Bowman, a resident of Pennsylvania, receives health insurance, a paid vacation, travel twelve (12) times a year to his residence and living, automobile and subsistence allowances. Mr. Bowman is required to spend at least three (3) weeks a month at the Company's offices in Phoenix and one (1) week a month at a location to be decided in Pennsylvania.. The agreement includes a sixty (60) day probationary period. Under the terms of the agreement, Mr. Bowman was granted four (4) years options to purchase 50,000 shares of the Company's Common Stock at an exercise price of $1.75 exercisable one half when the stock trades for any ten (10) days out of thirty (30) consecutive days at or above $7.00 per share and one half when the stock trades at or above $12.00 in the same manner. Any shares acquired under the option must be held for the two-year period in which Mr. Bowman has committed to work for the Company, and, in the event the commitment is not met or Mr. Bowman is discharged due to poor performance or cause, unexercised options expire and shares acquired are forfeited.

         At a meeting of the Board in  November  1999,  the  Company  granted to

Russell Watson, a Director of the Company, four (4) years options to purchase 20,000 shares of the Company's Common Stock at an exercise price of $1.75 exercisable one half when the stock trades for any ten (10) days out of thirty
(30) consecutive days at or above $7.00 per share and one half when the stock trades at or above $12.00 in the same manner.

         On November 17, 1999, the Company executed a memorandum of understanding with Telic.net whereby the parties entered a strategic alliance under which Telic.net will provide enhanced services to the Company and the Company will acquire from Telic.net gateways at Telic.net's cost for use by the Company's customers. Although a non-binding agreement, the parties have expressed the wish to maintain the alliance as long as it is beneficial to each of them. The Company maintains the right to purchase hardware elsewhere. In addition, the Company can license certain of Telic.net's software, acquire certain source codes and Telic.net will modify the Company's gateways to accommodate the Company's billing system and call flow. It is intended that Telic.net will provide full network support for the Company thereby advancing the Company's timetable for full integration of its network.

         On December 9, 1999, the shareholders adopted an executive incentive stock award plan under which 1,000,000 are reserved for grants under the plan. The plan takes effect on January 1, 2000 and terminates on December 31, 2005. Under the plan, options can be granted to select employees, officers, executives, directors and consultant and advisors to the Company. It is intended that all options be granted at fair market value on a particular date determined by the Compensation and Option Committee which is made up of James Howson, Director and Chief Executive Officer and Russell Watson, Director; however, a lesser price may be set by such Committee. The exercise period for the options is determined by the Committee but cannot exceed six (6) years.

Discussion and Analysis

         The Company, IPVoice Communications, Inc., is a Nevada chartered development stage corporation which conducted business from its headquarters in Denver, Colorado until August 1999 when it relocated to Phoenix, Arizona. The Company was incorporated on February 19,1997, as Nova Enterprises, Inc. and changed its name to IPVoice Communications in March, 1998.

         The Company is principally involved in the internet telephony industry. Current activities include software and hardware development, raising additional equity, and negotiating with key personnel and facilities.

         Inventory consists mainly of computer parts to be used in the assembly of units to be sold to customers, or utilized by the Company in its operations. Once the assembly is complete, the respective computer part costs are charged to operations or reclassified to property and equipment based on the nature of the transaction. Inventory is valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

         In March 1998, IPVoice Communications, Inc., a Nevada corporation, acquired 100% of the issued and outstanding shares of the common stock of IPVoice Communications, Inc., a Delaware corporation, in a reverse merger, which was accounted for as a reorganization of the Delaware company.

         The Company is in the development stage, it is acquiring the necessary operating assets and it is beginning its proposed business. While the Company is developing tools necessary to enter the internet telephony market, there is no assurance that any benefit will result from such activities. The Company will receive limited operating revenues and will continue to incur expenses during its development, possibly in excess of revenue.

         The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

         On April 7, 1999, the Company acquired all of the issued and outstanding common stock of INS. The Company issued 250,000 shares of redeemable convertible preferred shares, each convertible on or after one (1) year after Closing into one share of the Company's common stock or, at the sellers' option, redeemable by the Company at a redemption price of $2.00 per share. The Company rescinded this transaction ab initio just prior to filing its Form 10SB after finding that there was no clear link between the ownership of the CIC Code and INS.

         The purchase was done to acquire FCC tariffs, corporate certification in over 30 states in the United States, and the INS name. At the time of the acquisition, the Company believed that it was acquiring the CIC. The Company also obtained all cash, furniture and equipment, staff and office space in Arizona. An independent business valuation solely of the intangible assets, which are comprised of the CIC code and state certifications and tariffs, concluded a fair market value at the date of acquisition of $460,000. During the course of the audit, it was discovered that clear title may not have passed to INS and subsequently the Company. The Company believed that the acquisition of INS would provide the Company with an operational and marketing advantage in the United States, by being tariffed and, provided clear title had passed to the Company, by having the CIC.

         The acquisition was subject to IPVC entering into agreements with the Company's President and Chief Executive Officer, including but not limited to, an employment agreement, consulting agreement, compensation agreement, stock option agreement, and stock grant agreement. The Employment/Compensation Agreement provides compensation for services performed in the capacity of Director and Chief Financial Officer of the Company. In addition, certain stock incentives were provided. The Board has voted to unwind the transaction ab initio, to rescind the issuances made under the acquisition and employment agreements and to terminate Mr. Stazzone's employment.

         During the second quarter of 1999, the Company raised $1,150,000 through the issuance of forty-six (46) investment units in the amount of $25,000. Each unit consisted of a two-year note in the principal amount of $24,900 including interest payable quarterly in cash at 9% per annum; a warrant for the purchase of 18,750 shares of restricted stock of the Company; and twenty five (25) Senior Convertible Preferred shares. Management anticipates the net proceeds, less initial expenses payable, will provide sufficient working capital to meet the Company's capital needs through the first quarter of 2000 and anticipates that it may generate sufficient revenue and/or be required to raise additional capital in order to meet its needs through calendar year 2000. However, there can be no assurance that sufficient revenues will be generated or that additional capital can be raised, if needed.

         On May 24, 1999 the Company formally changed its name to IPVoice.com, Inc.

Results of Operations for the Three and Nine Months Ended September 30, 1999 and 1998

Overview

         From its inception, the Company has incurred losses from operations. As of September 30, 1999, the Company had cumulative net losses totaling approximately $1,939,000. Through fiscal 1998, the Company focused primarily on the design and development of its propriety products, as well as providing consulting services. During fiscal 1999, management shifted its focus to aggressively marketing its proprietary products and commencing the installation of its Gateways.


Financial Position

         Working capital as of September 30, 1999 was $673,627, as compared to a working capital deficit of $153,241 at December 31, 1998. This increase is primarily due to the issuance of long-term debt in exchange for $1,150,000 in cash.

Revenues

         For the three months ended September 30, 1999 and 1998, the Company had total revenues of $50,700 and $866, respectively. For the three months ended September 30, 1999, revenues were comprised solely from the sale of pre-paid calling cards. For the nine months ended September 30, 1999, total revenues were $50,700 compared to $41,250 in the same period last year. The increase of $9,450 or 23% is due to revenue from the commencement of the Company's pre-paid calling card business.

Selling, General, and Administrative Expenses

         For the nine months ended September 30, 1999, operating expenses increased by $1,073,755 or 301% from $356,919 for the nine months ended September 30, 1998. This increase is primarily related to increases in general and administrative expenses and professional fees. In accordance with the Company's marketing plan for fiscal 1999, expenses related to general and administrative expenses were increased to $524,915 from 172,160 in the same period last year and expenses related to professional fees were increased to $492,324 from $26,944 in the same period last year.

         In the past, the Company has focused on the design and development of proprietary products. For fiscal 1999, the Company has launched an aggressive marketing plan that is designed to increase worldwide sales of its products. IPVoice believes that the increased operating expenses incurred during the nine months ended September 30, 1999 will position the Company to generate increased revenue in the 2000 fiscal year.

Liquidity and Capital Resources

         The Company's operations have been funded primarily from the sale of its Common Stock and the issuance of long-term debt. At September 30, 1999, the Company has a $542,000 cash position.

         Net cash used for investing for the nine months ended September 30, 1999 was approximately $47,000, representing primarily fixed asset purchases.

         In the short term, to fund operations through the fourth quarter, 1999, the Company will utilize cash on hand and seek additional sources of debt or equity funding. There can be no assurance such cash on hand will be sufficient or that the Company will be successful in these funding efforts.

         The Company is aware that Peter Stazzone and Satlink 3000 Inc. ("Satlink") intend to bring lawsuits against it as a result of the termination of Mr. Stazzone's employment, his removal as a Director and the rescission of the Satlink share exchange. The Company believes it has meritorious defenses to such suits and substantial counterclaims. However, in the event the Company were unsuccessful, any judgment which may be rendered, if any, could have a detrimental effect upon the liquidity and financial condition of the Company. There can be no assurance that the Company would be in a position to satisfy such judgment, if rendered. Further, there is no way for the Company to determine the amount of such judgment, if any, at this time or the potential impact which such judgment would or could have upon its liquidity and financial condition.

Impact of the Year 2000 Issue

         The Year 2000 Issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g. 98 for 1998). On January 1, 2000, any clock or date recording mechanism including date sensitive software which uses only two digits to represent the year, may recognize the date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

         The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. All software used for the Company's systems is supplied by software vendors or outside service providers. The Company has confirmed with such providers that its present software is Year 2000 Compliant.

         The Company believes, after investigation, that all software and hardware products that it is currently in the process of developing (directly or through vendors) are Year 2000 compliant. The Company believes, after investigation, that its own software operating systems are Year 2000 compliant.

         The Company believes that it has disclosed all required information relative to Year 2000 issues relating to its business and operations. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse affect on the Company's systems.

Forward-Looking Statements

         This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), demand for the Company's products and services, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.

                                     PART II

Item 1.  Legal Proceedings.

         On December  9, 1999,  the  Company  was  advised  that Peter  Stazzone intends to bring a lawsuit against the Company and certain of its advisors relative to his termination as an Officer and Director of the Company in which he will allege breach of his employment contract, breach of fiduciary duty by certain advisors, tortious interference by certain advisors, intentional misrepresentation by the Company and negligent misrepresentation by the Company. Although the suit has not been filed at this time, the Company's attorneys were provided with a draft copy of the suit which they intend to file in Maricopa County, Arizona. At such time as such suit is brought, the Company intends vigorously to defend such action and believes it has meritorious defenses and counterclaims against Mr. Stazzone.

         Also on December 9, 1999, the Company was advised that Satlink 3000 Inc. ("Satlink") intends to bring a lawsuit against the Company for breach of contract as a result of the Company's decision to rescind the merger transaction. Although the suit has not been filed at this time, the Company's attorneys were provided with a draft copy of the suit which they intend to file in Maricopa County, Arizona. At such time as such suit is brought, the Company intends vigorously to defend such action and believes it has meritorious defenses and counterclaims against Satlink.

         Prior to the vote by the Shareholders and the Board of Directors of the Company to rescind the transactions with Satlink and Mr. Stazzone, advice of counsel was sought as to the appropriateness of such actions. It was determined that affirmative legal action instigated by the Company was not the best use of the Company's assets which would be better spent pursuing the Company's business. However, it was determined that, in the event Mr. Stazzone and/or Satlink took action, that the Company would defend and pursue all of its remedies at law and in equity.

         The Company knows of no other legal proceedings to which it is a party or to which any of its property is the subject, which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

         Item 2. Changes in Securities and Use of Proceeds

         None

         Item 3.  Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending September 30, 1999, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.


         On October 29, 1999, Shareholders representing a majority of shares entitled to vote, at an emergency meeting called in accordance with the Company's Bylaws, by a vote of 11,253,666 shares to 0 voted to rescind the Share Exchange Agreement dated April 7, 1999 with Satlink ab initio and to remove Mr. Stazzone as a Director for cause. At a meeting of the Board called immediately thereafter, by unanimous vote, Mr. Stazzone was removed as an Officer for Cause.

         The Company held its annual meeting on December 9, 1999 in Phoenix, Arizona at which time the shareholders, by a vote of 9,823,189 shares to 0 voted
(1) to have Barbara Will, Anthony Welch, James Howson and Russell Watson serve on the Board of Directors for another one (1) year term, (2) ratified the appoint of Durland & Company, C.P.A's as its auditors for the year ending December 31, 1999 and (3) adopted a stock award plan which allows for up to 1,000,000 shares to be reserved for grants under the plan.

         Item 5.  Other Information

         None

         Item 6.  Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.             Description
-------------------------------------------------------------------------------

3.(i).1 Articles of Incorporation of Nova Enterprises, Inc. filed February 19, 1997.

3.(i).2 Certificate of Amendment of Articles of Incorporation changing name to IPVoice Communications, Inc. filed March 24, 1998.

3.(i).3 Certificate of Amendment of Articles of Incorporation changing name to IPVC.com, Inc.

3.(i).4 Certificate of Amendment of Articles of Incorporation changing name to IPVoice.com, Inc.

3.(ii).1    Bylaws of Nova Enterprises, Inc.

4.1 Form of Private Placement Offering of 1,600,000 common shares at $0.01 per share.

4.2 Form of Private Placement Offering of 992,500 common shares at $1.00 per share.

4.3 Form of Private Placement Offering of 100,000 common shares at $0.50 per share.

4.4 Form of Private Placement Offering of 1,000,000 common shares at $0.15 per share.

4.5 Form of Private Placement Offering of 1,250,000 common shares at $0.40 per share.

4.6         Form of Private Placement Offering of 104 Units at $25,000 per unit.

4.7 Form of Promissory Note for Private Placement Offering of 104 Units at $25,000 per unit.

4.8 Form of Warrant for Private Placement Offering of 104 Units at $25,000 per unit.

10.1        Agreement dated March 1998 with Nova Enterprises, Inc.

10.2        Agreement dated April 1999 with Independent Network Services.

10.3        Agreement dated February 1998 with Natural MicroSystems Corporation.

10.4        Agreement dated June 1999 with ICG Telecom Group, Inc.

10.5        Agreement dated August 1999 with RSL Com U.S.A., Inc.

10.6        Agreement dated July 1999 with Star Telecommunications, Inc.

10.7        Agreement dated August 1999 with ILD Communications, Inc.

10.8        Agreement dated June 1999 with Level 3 Communications LLC.

10.9        Agreement dated August, 1999 with Worldcom Technologies, Inc.

10.10       Agreement dated March 1999 with Teleco Service International, Inc.

10.11       Agreement dated March 1999 with Billion Telecommunication
            Services, Ltd.

10.12       Agreement dated May 1999 with Firstnet Telephony Ltd.

10.13       Agreement dated July 1999 with MetroPlus Communication
            Technology, Inc.

10.14       Agreement dated February 1999 with BlueGrass Net.

10.15       Agreement dated July 1998 with The Armstrong International
            Group, Inc.

10.16       Agreement dated February 1999 with International Investment
            Partners, Ltd.

10.17       Agreement dated March 1999 with Kenneth M. Brown

10.18       Agreement dated April 1999 with Netgenie.com LLC

10.19       Agreement dated April 1999 with Benae International Inc.

10.20       Consulting Agreement dated November 1997 with Condor Worldwide, Ltd.

10.21       Consulting Agreement dated July 1998 with Calpe, Ltd.

10.22 Consulting Agreement dated July 1998 with The Investor Communications Group, Inc.

10.23       Consulting Agreement dated July 1998 with Corporate Imaging.

10.24       Consulting Agreement dated September 1998 with First Capital
            Partners, Inc.

10.25 Consulting Agreement dated October 1998 with International Investment Partners, Ltd.

10.26       Consulting Agreement dated October 1998 with Insidestock.com, Inc.

10.27       Consulting Agreement dated March 1999 with Buying Power Network.

10.28       Employment Agreement dated April 1998 with Barbara S. Will.

10.29       Employment Agreement dated April 1998 with Anthony K. Welch.

10.30       Employment Agreement dated April 1999 with Peter M. Stazzone.

10.31       Lease effective August 1, 1999 for Phoenix offices

10.32    *  Employment Agreement dated November 10, 1999 with Harry R. Bowman

10.33    *  Memorandum of Understanding between the Company and Telic.net dated
            November 17, 1999

10.34    *  Executive Incentive Stock Awards Plan adopted by Shareholders on
            December 9, 1999

27.1     *  Financial Data Sheet.
----------------

(* Filed herewith, all other exhibits previously filed as exhibits to the Company's Form 10-SB.

     (b) No Reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                IPVoice.com, Inc. (Registrant)


Date: December 22, 1999          By:/s/ Barbara S,.  Will
                                 ------------------------------------
                                 Barbara S. Will, Director, President
                                 and Chief Operating Officer

                                 By:/s/ James L, DeSalle
                                 ------------------------------------
                                 James L.  DeSalle, Acting Chief
                                 Financial Officer


[Form 10QSB - 9/30/99]