Form 10KSB
period 1999-12-31
IP VOICE COM INC
filed 2000-04-03
CIK 1092083

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB
                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission file no.     0-27917

                                IPVoice.com, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


           Nevada                                               65-0729900
 -------------------------------                           -------------------
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification No.)


 5050 No. 19th Avenue, Suite 416/417, Phoenix, Arizona            85015
 -------------------------------------                          ----------
 (Address of principal executive offices)                       (Zip Code)


                                                  Name of each exchange on
       Title of each class                             which registered


    -----------------------------                 ------------------------




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

        Yes   X           No
           -----             -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $321,279.

Of the 16,422,758 shares of voting stock of the registrant issued and outstanding as of December 31, 1999, 7,066,235 shares are held by non-affiliates. The Company is quoted on the OTC under the symbol "IPVC". On March 30, the closing price was $2.531. Accordingly, the aggregate market value based on the non-affiliate shares and based upon this closing price as of March 30, 2000 was $17,884,641.

                                TABLE OF CONTENTS



PART I                                                                  PAGE NO.

Item 1.     Description of Business                                           1

Item 2.     Description of Property                                          38

Item 3.     Legal Proceedings                                                39

Item 4.     Submission of Matters to a Vote of Security Holders              40

PART II

Item 5.     Market for Common Equity and Related Shareholder Matters         40

Item 6.     Plan of Operation                                                41

Item 7.     Financial Statements - Commencing on                             47

Item 8.     Changes and Disagreements with Accountants on Accounting         48
            And Financial Disclosure

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;    48
            Compliance with Section 16(a) of the Exchange Act

Item 10.    Executive Compensation                                           51

Item 11.    Security Ownership of Certain Beneficial Owners and              55
                      Management

Item 12.    Certain Relationships and Related Transactions                   58

Item 13.    Exhibits and Reports on Form 8K                                  65

                                     PART I

Item 1. Description of Business.

           (a)       Business Development

           IPVoice.com, Inc. (the "Company" or "IPVC") is incorporated in the State of Nevada. The Company was originally incorporated as Nova Enterprises, Inc. on February 19, 1997 ("Nova"). In March 1998, Nova acquired 100% of IPVoice Communications, Inc., a Delaware corporation formed in December 1997 ("IPVCDE"). The Company subsequently changed its name to IPVC in May 1999. The Company is quoted on the OTC Bulletin Board under the symbol "IPVC". Its executive offices are presently located at 5050 No. 19th Avenue Suite 416/417, Phoenix, Arizona 85015. Its telephone number is (602) 335-1231 and its facsimile number is (602) 335-1577.

           The Company is filing this Form 10-KSB in compliance with the effectiveness of its filing on Form 10-SB. The Company will file periodic reports in the event its obligation to file such reports is suspended under the Securities and Exchange Act of 1934 (the "Exchange Act".)

           Since inception the Company has been engaged in the business of developing its MultiCom Business Management Software ("MultiCom") for use in Internet telephony applications (telephone, fax, data, images and video over the Internet). MultiCom is the business management system behind the Company's TrueConnect Gateway product ("Gateway"), for which trademark protection is being sought. Gateway provides a mechanism for bridging the public telephone system with the Internet. IPVC was founded on the premise that traditional telephone systems wasted precious resources by assigning each call a "nailed down" circuit. IPVC's Gateway allows a packet of information (voice, video, e-mail, data, images, etc.) to cross multiple networks on its way to its final destination. Thus, instead of having one dedicated circuit for a call, the entire network is shared. The Company continues to research the availability of additional innovative products in the Internet telephony and related industries for development, distribution or acquisition. See Part I, Item 1. "Description of the Business - (b) Business of Issuer - Patents, Copyrights and Trademarks."

           It is the Company's intention to (i) continue to market its network and Gateway product; (ii) to conduct research to further develop its Gateway product and (iii) to develop further "add- ons" which will enhance and expand the Gateway product. See Part I, Item 1. "Description of the Business - (b) Business of Issuer."

           In February 1997, prior to its acquisition of IPVCDE, the Company sold 1,400,000 shares of its unrestricted Common Stock to sixty-nine (69) individuals for $14,000. For such offering, the Company relied upon Section 3(b) of the Securities Act of 1933, as amended (the "Act") and Rule 504 promulgated under Regulation D of the Act ("Rule 504") and Section 517.061(11) of the Florida Code, Section 4[5/4](G) of the Illinois Code, Section 90.530(11) of the Nevada Code, Section 78 A-17(9) of the North Carolina Code, Section 48-2-103(b)(4) of the Tennessee Code and Section 5[581-5]I(c) of the Texas Code. No state exemption was necessary for the sales made to Bahamian, Canadian or French investors. See Part III, Item 12. "Certain Relationships and Related Transactions".

           In November 1997, prior to its acquisition by the Company, IPVCDE entered into a consulting agreement with Condor Worldwide, Ltd., a Bahamian corporation ("Condor"), whereby Condor agreed to provide certain sales, marketing and public relations services in exchange for 600,000 shares of IPVCDE's unrestricted Common Stock to be issued upon listing of IPVCDE's stock on the OTC Bulletin Board. Such shares were never issued and the agreement was amended in July 1998 deleting the issuance of such shares. The consulting agreement was modified in July 1998 to revoke all interest in the shares. The term of the Agreement was for a period of six (6) years and is still in effect. James K. Howson, the Company's Chairman and CEO, serves as the Chairman and CEO of Condor and he is the beneficial owner of Condor. Effective September 1999, Condor agreed to reduce its consulting fees to $90,000 per year. This agreed reduction will shall continue until the Company is profitable and there are no accruals of any unpaid amounts under the Condor contract. Further, none Condor has no expectations regarding the amount foregone at any future date. See Part I, Item 1. "Description of Business - (b) Business of Issuer - Employees and Consultants"; Part III, Item 11 "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

           In March 1998, the Company's predecessor, Nova, entered into a share exchange agreement with IPVCDE and its shareholders whereby Nova issued 9,000,000 shares of its restricted Common Stock valued at $9,000 to IPVCDE's shareholders for all of the outstanding capital stock of IPVCDE, which then became a wholly-owned subsidiary of Nova. In connection with the agreement, the Company entered into employment agreements with Barbara Will, its current Director, Chief Operating Officer and President and with Anthony Welch, designer of the Company's proprietary software, who currently serves as the Senior Vice-President of Research and Development. As part of the exchange, Ms. Will, Mr. Welch and Condor each received 3,000,000 shares of the Company's restricted common stock. Mr. Howson, the Company's Chairman and Chief Executive Officer, is the beneficial owner of Condor. For such offering, the Company relied upon
Section 4(2) of the Act, Rule 506, Section 11-51-308(1)(j) of the Colorado Code,
Section 7309(b)(9) of the Delaware Code and Section 90.530(17) of the Nevada code. The Company relied on no state exemption for the issuance to Condor, which is a Bahamian corporation. See Part I, Item 1. "Description of Business - (b) Business of Issuer - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

           In April 1998, the Company sold 154,000 shares of its unrestricted Common Stock to five (5) investors for $154,000. For such offering, the Company relied upon Section 3(b) of the Act and Rule 504 and Section 517.061(11) of the Florida Code and Section 359(f)(2)(d) of the New York Code. No state exemption was necessary for the shares sold to a United Kingdom corporation. See Part III,
Item 12. "Certain Relationships and Related Transactions".

           In July 1998, the Company sold 53,333 shares of its unrestricted Common Stock to one (1) investor for $40,000.75. For such offering, the Company relied upon Section 3(b) of the Act and Rule 504 and Section 517.061(11) of the Florida Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

           In July 1998, the Company entered into a consulting agreement with Calpe, Ltd., a Bahamian corporation ("Calpe"), to provide public relations consulting services valued at $85,000 to the Company in exchange for 850,000 shares of the Company's unrestricted Common Stock, of which 200,000 shares were given to The Investor Communications Group, Inc., a Georgia corporation ("ICG") pursuant to its consulting contract (as more fully described herein) and 23,000 shares were given to Neil Rand d/b/a Corporate Imaging ("CI") pursuant to its consulting contract (as more fully described herein). In consideration of its 627,000 shares, Calpe agreed to forego commissions equal to $62,700 from IPVC product sales. The term of the Agreement was for a period of three (3) years and is still in effect. For such offering, the Company relied upon Section 3(b) of the Act and Rule 504. No state exemption was necessary for the Calpe shares, as Calpe is a Bahamian corporation. However, the Company relied upon Section 10-5-9(13) of the Georgia Code for the ICG shares and Section 14-4-140 of the Arizona Code for the CI shares. See Part I, Item 1. "Description of Business -
(b) Business of Issuer - Employees and Consultants"; and Part III, Item12. "Certain Relationships and Related Transactions".

           In July, 1998, the Company entered into a consulting agreement with ICG to provide financial public relations and direct marketing advertising and consulting services to the Company. For such services, the Company agreed to pay ICG $75,000 over the term of the Agreement and to issue 200,000 shares of the unrestricted Common Stock of the Company, and to grant warrants to purchase 100,000 shares of the restricted Common Stock of the Company exercisable for a period of two (2) years at an exercise price of $2.00 per share. Such warrants have piggy-back registration rights. Such issuance of shares were valued at $20,000, while the warrants were valued at $0. IPVC has a right of first refusal to buy back any shares proposed to be sold by ICG to any third party. Of the 850,000 shares of its unrestricted Common Stock issued to Calpe, 200,000 shares were given to ICG pursuant to its contract. The contract term was for a period of six (6) months and has since terminated. For such offering, the Company relied upon Section 3(b) of the Act and Rule 504. The Company relied upon
Section 10-5-9(13) of the Georgia Code for the issuance of ICG shares. See Part I, Item 1. "Description of Business - (b) Business of Issuer - Employees and Consultants"; and Part III, Item 12. "Certain Relationships and Related Transactions".

           In July 1998, the Company entered into a consulting agreement with CI to provide public and investor relations consulting services to the Company in exchange for 23,000 shares of the Company's unrestricted Common Stock. The Agreement was for a term of three (3) months and terminated automatically in November 1998. Of the 850,000 shares of its unrestricted Common Stock issued to Calpe, 23,000 shares were given to CI pursuant to its contract. The Company relied upon Section 3(b) of the Act and Rule 504. The Company relied upon
Section 14-4-140 of the Arizona Code for the issuance of CI shares.  See Part I,
Item 1. "Description of Business - (b) Business of Issuer - Employees and Consultants"; and Part III, Item 12. "Certain Relationships and Related Transactions".

           In July 1998, the Company entered into an agreement with The Armstrong International Group, Inc. ("Armstrong") wherein the Company granted Armstrong the non-exclusive right to market, advertise and sell the Company's domestic and international calling services. As payment for these services, IPVC issued Armstrong warrants to purchase 50,000 shares of the Company's Common Stock exercisable at a price of $0.75 per share or, at the option of IPVC, for a total sum of $37,500 as well as commissions on all sales of the Company's products and services. The term of the agreement is for a period of three (3) years. For such offering, the Company relied upon Section 4(2) of Act and Rule 506 and Section 517.061(11) of the Florida Code. See Part I, Item 1. "Description of Business - Business of Issuer - Internet Telephony"; and Part III, Item 12. "Certain Relationships and Related Transactions".

           In September 1998, the Company entered into a consulting agreement for a term of six (6) months with First Capital Partners, Inc. ("First Capital"), to provide financial consulting services to the Company. In the event that First Capital was successful in securing debt or equity financing for the Company, First Capital would be granted warrants to purchase 125,000 shares of the restricted Common Stock of the Company exercisable for a period of three (3) years at an exercise price of $1.00 per share. Such warrants would have piggy-back registration rights. See Part I, Item 1. "Description of Business -
(b) Business of Issuer - Employees and Consultants"; and Part III, Item 12. "Certain Relationships and Related Transactions".

           In September 1998, the Company sold 20,000 shares of its unrestricted Common Stock to one (1) investor for $10,000. For such offering, the Company relied upon Section 3(b) of the Act and Rule 504 and Section 517.061(11) of the Florida Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

           In September 1998, the Company sold 100,000 shares of its unrestricted Common Stock to one (1) investor for $25,000. For such offering, the Company relied upon Section 3(b) of the Act and Rule 504 and Section 49:3-50(b)(9) of the New Jersey Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

           In September 1998, the Company sold 80,000 shares of its unrestricted Common Stock to one (1) investor for $15,000. For such offering, the Company relied upon Section 3(b) of the Act and Rule 504 and Section 517.061(11) of the Florida Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

           In September 1998, the Company issued 100,000 shares of its unrestricted common stock in exchange for legal services valued at $10,000. For such offering, the Company relied upon Section 3(b) of the Act, Rule 504 and
Section 517.061(11) of the Florida Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

           In October 1998, the Company entered into a consulting agreement with
International   Investment   Partners,   Ltd.,  an  Irish  corporation  ("IIP"),
memorializing an oral agreement made in

July 1998, to provide financial, consulting and advisory services valued at $35,000 in exchange for the issuance of 350,000 shares, of which 243,760 are unrestricted Common Stock of the Company and 106,240 are restricted Common Stock of the Company, the grant of warrants to purchase an additional 1,600,000 shares of the unrestricted Common Stock of the Company exercisable without time limitation at an exercise price of $0.06 per share, the grant of warrants to purchase an additional 350,000 shares of the restricted Common Stock of the Company exercisable without time limitation at an exercise price of $3.90 per share and in consideration of $100 the grant of warrants to purchase an 5% of the restricted Common Stock of the Company on a fully-diluted basis at a price of $1.00 per share. In January 1999, IIP received 93,760 shares of Common Stock in lieu of payment for services which was due in the amount of $14,064. IIP exercised its warrant to purchase 1,600,000 shares in April 1999 at an exercise price of $96,000. As to the warrant that entitles IIP to purchase 5% of the restricted Common Stock of the Company, in February 2000, IIP purchased 136,000 shares at an exercise price of $136,000 and in March 2000, IIP purchased 50,000 shares at an exercise price of $50,000. Such shares represent 1.22% of the 5%
interest that IIP is entitled to acquire, thereby entitling IIP to purchase additional shares representing 3.88%. The Agreement is for a period of three (3) years and is still in effect. The Company must also pay a monthly fee of $4,000 the first year, $6,000 the second year and $8,000 the third year. For the unrestricted shares and warrants to purchase unrestricted shares, the Company relied upon Section 3(b) of the Act and Rule 504. For the restricted shares and warrants to purchase restricted shares, the Company relied upon Section 4(2) of the Act and Rule 506. No state exemption was necessary, as IIP is an Irish corporation. See Part I, Item 1. "Description of Business - (b) Business of Issuer - Employees and Consultants"; and Part III, Item 12. "Certain Relationships and Related Transactions".

           In October, 1998, the Company entered into a consulting agreement with Insidestock.com, Inc., a Florida corporation ("Inside.com") to provide media relations services and consulting advice to the Company valued at $41,250 in exchange for the issuance of 275,000 shares of the unrestricted Common Stock of the Company and the grant of warrants to purchase an additional 155,000 shares of the unrestricted Common Stock of the Company exercisable for a period of one (1) year at a price of $0.645 per share. Inside.com exercised its warrant to purchase 155,000 shares in April 1999 at an exercise price of $100,000. The Agreement is for a term of one (1) year and is still in effect. For such issuance, the Company relied upon Section 3(b) of the Act and Rule 504 and
Section 517.061(11) of the Florida Code. See Part I, Item 1. "Description of Business - (b) Business of Issuer - Employees and Consultants"; and Part III,
Item 12. "Certain Relationships and Related Transactions".

           From December 1998 through January 1999, the Company sold 896,665 shares of its unrestricted Common Stock to eight (8) investors for $134,500. For such offering, the Company relied upon Section 3(b) of the Act and Rule 504 and
Section 11-51-308(1)(j) of the Colorado Code, Section 517.061(11) of the Florida Code and Section 49:3-50(b)(9) of the New Jersey Code. No state exemption was required for two (2) Bahamian investors. See Part III, Item 12. "Certain Relationships and Related Transactions".

           From February 1999 through May 1999, the Company sold forty-six (46) units to twenty- four (24) investors for $1,150,000. Each unit consisted of: (i) a note payable in two (2) years with an option for the Company to extend it for an additional two (2) years in the principal amount of $24,900 bearing interest at 9% per annum payable quarterly in cash or, at the option of the Company, in unrestricted shares of the Company's Common Stock; (ii) a warrant to purchase 18,750 shares of the Company's restricted Common Stock exercisable during the period in which the note is outstanding at an exercise price equal to 125% of the average closing price of the stock for the thirty (30) trading days immediately prior to February 1, 1999, which warrants contain piggy-back registration rights; and (iii) twenty-five (25) of the Company's Senior
Convertible Preferred shares. In the event of a default in repayment of the notes, all outstanding Senior Convertible Preferred shares shall be converted into Common Stock of the Company in an amount which will equal 51% of the issued and outstanding shares, warrants and options of the Company. For such offering, the Company relied upon Section 4(2) of the Act and Rule 506 and Section 14-4-126(f) of the Arizona Code, Section 25102(f) of the California Code,
Section  517.061(11) of the Florida Code,  Section 130.293 of the Illinois Code,
Section 191-50.14(502) of the Iowa Code, Section 451.803.7 of the Michigan Code,
Section 359(f)(2)(d) of the New York Code and Section 70P.S.1-211 of the Pennsylvania Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

           In March and April 1999, the Company sold 875,000 shares of its unrestricted Common Stock to one (1) investor for $350,000. For such offering, the Company relied upon Section 3(b) of the Act and Rule 504. No state exemption was required, as the investor was a Bahamian corporation. See Part III, Item 12. "Certain Relationships and Related Transactions".

           In March 1999, the Company entered into a consulting agreement with Buying Power Network ("BPN") to provide financial public relations consulting services to the Company for which the Company agreed to pay $40,000 for the first month, and $30,000 for the second and third months, with subsequent months to be agreed upon, each of which is payable in unrestricted shares of the Company's Common Stock the number of which is determined by dividing the monthly payment by $1.00. The contract term was through September 1999 and has expired without renewal. In exchange for services rendered by BPN, the Company issued 100,000 shares of its unrestricted Common Stock valued at $106,200 to Joyce Research Group, of which BPN is a division. For the fourth, fifth and sixth months of the contract, the Company granted Joyce Research Group options to purchase 150,000 shares of the Company's restricted Common Stock at an exercise price equal to 60%, 65% and 70% of the market price respectively. For such offering, the Company relied upon Section 3(b) of the Act and Rule 504 and Florida Code Section 517.061(11). See Part I, Item 1. "Description of Business -
(b) Business of Issuer - Employees and Consultants"; and Part III, Item 12. "Certain Relationships and Related Transactions".

           In April 1999, the Company entered into a share exchange agreement with SATLINK 3000, Inc. d/b/a Independent Network Services, a Nevada corporation formed in April, 1998, ("INS") whereby the Company exchanged 250,000 shares of its Redeemable Convertible Preferred stock valued at $500,000 for all of the outstanding capital stock of INS. Such Redeemable Convertible Preferred stock contains 1 for 1 conversion rights after one (1) year and is redeemable at $2.00 per share. The President of INS, Peter M. Stazzone, remained with the

Company as the President of the subsidiary. At the time of the exchange Mr. Stazzone became Secretary, Treasurer and Chief Financial Officer of the Company under an employment agreement. Also at the time of the exchange, Mr. Stazzone received 50,000 shares of the Redeemable Convertible Preferred Stock of the Company. Pursuant to the Employment Agreement, Mr. Stazzone received 200,000 shares of the Company's Restricted Common Stock, a stock bonus of 100,000 shares of the Restricted Common Stock deemed earned on the date of the Share Exchange Agreement, but to be delivered on the earlier of (i) the first anniversary date or (ii) Mr. Stazzone's termination and options to purchase an additional 200,000 shares of the restricted Common Stock of the Company exercisable for a period of three (3) years at an exercise price of $1.00 per share. It was represented that INS had acquired certain assets, including the rights to INS' name, from the Bankruptcy Court in the Chapter 11 filing on behalf of Telsave Corporation ("Telsave"). Mr. Stazzone was the Chief Financial Officer of Telsave at the time the bankruptcy was filed and the Bankruptcy Court was provided with disclosure of his involvement with INS prior to the Court's approval of the sale of certain Telsave assets to INS. In June 1998, Mr. Stazzone was loaned $100,000 by INS, which loan bears no interest and has no stated repayment terms. At the time of the acquisition of INS, the Company believed that it was acquiring the rights to the carrier identification code 10-10-460 ("CIC Code"). The purchase price was based in part upon an appraisal of the value of the CIC Code which is loaded in approximately 60% of the domestic market. However, during the course of the audit, it was discovered that clear title may not have passed to INS and subsequently the Company as the owner of INS. Therefore, the Board resolved that, in the event clear title had not passed to the Company, it would be in the best interest of the shareholders to unwind the transaction. The Company sought a legal opinion on the status of such title and just prior to filing its Form 10SB discovered that there was no clear link between the ownership of the CIC Code and INS. Therefore the Company voted to unwind the transaction ab initio, to rescind the issuances made under the acquisition and the employment agreements and to terminate Mr. Stazzone's employment. Mr. Stazzone and INS have instituted suit against the Company. For such offering, the Company relied upon
Section 4(2) of the Act and Rule 506, Section 14-4-126(f) of the Arizona Code and Section 90.530(11) of the Nevada Code. See Part I, Item 1. "Description of Business - (b) Business of Issuer - Employees and Consultants"; Part I, Item 3. Legal Proceedings"; Part I, Item 4. "Security Ownership of Certain Beneficial Owners and Management"; Part I, Item 6. "Executive Compensation - Employee Contracts and Agreements"; and Part III, Item 12. "Certain Relationships and Related Transactions".

           In April 1999, the Company entered into a marketing agreement with Benae International, Inc., a Nevada Corporation ("Benae") to market the Company's telephony services and to register a minimum of one hundred (100)
customers in the thirty (30) cities in which IPVC plans to offer telephony services within twelve(12) months in exchange for 200,000 shares of the unrestricted Common Stock of the Company valued at $206,200. The shares are to be returned to the Company if the minimum is not met. For such offering, the Company relied upon Section 3(b) of the Act and Rule 504 and Section 90.530(11) of the Nevada Code. See Part I, Item 1. "Description of Business - Business of Issuer - Internet Telephony"; Part I, Item 1. "Description of Business - (b) Business of Issuer - Employees and Consultants"; and Part III, Item 127. "Certain Relationships and Related Transactions".

           In April, 1999, the Company entered into a marketing and advertising agreement with Netgenie.com, Inc., an Arizona corporation ("NG") to provide marketing services to a minimum of 75,000 customers in thirty (30) cities designated by IPVC within a twelve (12) month period in exchange for 100,000 shares of the restricted Common Stock of the Company valued at $103,100, which shares must be returned if NG fails to deliver a minimum of eight (8) cities with a total of 75,000 customers before December 31, 1999. In addition, NG may earn performance bonuses of: 50,000 restricted shares if eight (8) cities are delivered within ninety (90) days of execution; 50,000 restricted shares if fifteen (15) cities are delivered within one hundred fifty (150) days; and 10,000 restricted shares for each additional city thereafter before December 31, 1999 up to 30 cities. Further, NG will be granted warrants to purchase 30,000 shares of the Company's restricted Common Stock exercisable for a period of two
(2) years at an exercise price of $2.50 per share for every block of 5,000 pre-registered customers up to 75,000 pre-registered customers in a twelve (12) month period. For such offering, the Company relied upon Section 4(2) of the Act and Rule 506 and Section 14-4-126(F) of the Arizona Code. See Part I, Item 1. "Description of Business - Business of Issuer - Internet Telephony"; Part I,
Item 1.  "Description  of  Business - (b)  Business  of Issuer -  Employees  and
Consultants"; and Part III, Item 12. "Certain Relationships and Related Transactions".

           In September 1999, the Company issued 10,000 shares of its unrestricted Common Stock in exchange for legal services valued at $10,000. The shares were issued pursuant to an obligation incurred in 1998. The Company relied  upon  Section  3(b) of the  Act,  Rule  504  and  Florida  Code  Section
517.061(11). See Part III, Item 12. "Certain Relationships and Related Transactions".

           On November 11, 1999, the Company executed a letter employment agreement dated November 10, 1999 with Harry R. Bowman. Under the terms of the agreement, Mr. Bowman is to serve as an Executive Vice President of the Company for a term of two (2) years at a base salary of $78,000 per year. In addition, Mr. Bowman, a resident of Pennsylvania, receives health insurance, a paid vacation, travel twelve (12) times a year to his residence and living, automobile and subsistence allowances. Mr. Bowman is required to spend at least three (3) weeks a month at the Company's offices in Phoenix and one (1) week a month at a location to be decided in Pennsylvania.. The agreement included a sixty (60) day probationary period. Under the terms of the agreement, Mr. Bowman was granted four (4) years options to purchase 50,000 shares of the Company's Common Stock at an exercise price of $1.75 exercisable one half when the stock trades for any ten (10) days out of thirty (30) consecutive days at or above $7.00 per share and one half when the stock trades at or above $12.00 in the same manner. Any shares acquired under the option must be held for the two-year period in which Mr. Bowman has committed to work for the Company, and, in the event the commitment is not met or Mr. Bowman is discharged due to poor performance or cause, unexercised options expire and shares acquired are forfeited. For such offering, the Company relied upon Section 4(2) of the Act and Rule 506 and Section 201.[70 P.S. 1.201] of the Pennsylvania Code. See Part I, Item 1. "Description of Business - (b) Business of Issuer - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

           At a meeting of the Board in November 1999, the Company granted to Russell Watson, a Director of the Company, four (4) years options to purchase 20,000 shares of the Company's Common Stock at an exercise price of $1.75 exercisable one half when the stock trades for any ten (10) days out of thirty
(30) consecutive days at or above $7.00 per share and one half when the stock trades at or above $12.00 in the same manner. For such offering, the Company relied upon Section 4(2) of the Act and Rule 506 and Section 201.[70 P.S. 1.201] of the Pennsylvania Code. See Part I, Item 4. "Security Ownership of Certain Beneficial Owners and Management"; Part III, Item 12. "Certain Relationships and Related Transactions".

           On November 17, 1999, the Company executed a memorandum of understanding with Telic.net whereby the parties entered a strategic alliance under which Telic.net will provide enhanced services to the Company and the Company will acquire from Telic.net gateways at Telic.net's cost for use by the Company's customers. Although a non-binding agreement, the parties have expressed the wish to maintain the alliance as long as it is beneficial to each of them. The Company maintains the right to purchase hardware elsewhere. In addition, the Company can license certain of Telic.net's software, acquire certain source codes and Telic.net will modify the Company's gateways to accommodate the Company's billing system and call flow. It is intended that Telic.net will provide full network support for the Company thereby advancing the Company's timetable for full integration of its network. See Part I, Item 1. "Description of Business - Business of Issuer - Internet Telephony

           Effective November 29, 1999, the Company executed an engagement letter with McGinn, Smith & Co., Inc. ("McGinn") to act as a broker and financial advisor to the Company in the private placement of up to $5 million of the Company's securities. Under the agreement McGinn is to use its best efforts with regard to such placement. The agreement is effective through March 24, 2000. From the date of the engagement letter through March 24, 2000, McGinn has the exclusive right to offer the Company's securities. In the event McGinn is successful, it will receive a fee equal to ten percent (10%) of the first $5 million and eight percent (8%) of any amount in excess of $5 million and will receive three year warrants equal to 2% of the proceeds with a strike price of 125% of the bid price on the date of closing. Such warrants are to have piggy-back registration rights. Upon execution of the engagement letter, the Company was required to issue 10,000 shares of its restricted Common Stock as a non-refundable Retainer/Investment Banking fee and the Company is obligated to reimburse McGinn for pre- approved expenses. The Company has not accepted the terms of any private placements under this Agreement. For such issuance, the Company relied upon Section 4(2) of the Act and Rule 506 and Section 359(f)(2)(d) of the New York Code. See Part I, Item 1. "Description of Business
- (b) Business of Issuer - Employees and Consultants"; and Part III, Item 12. "Certain Relationships and Related Transactions".

           On December 9, 1999, the shareholders adopted an executive incentive stock award plan under which 1,000,000 are reserved for grants under the plan. The plan takes effect on January 1, 2000 and terminates on December 31, 2005. Under the plan, options can be granted to select employees, officers, executives, directors and consultant and advisors to the Company. It is intended that all options be granted at fair market value on a particular date determined by the

Compensation and Option Committee which is made up of James Howson, Director and Chief Executive Officer and Russell Watson, Director; however, a lesser price may be set by such Committee. The exercise period for the options is determined by the Committee but cannot exceed six (6) years. Pursuant to the terms of the approved plan, the Board of Directors is authorized to alter, amend or modify the plan under certain conditions. The Board of Directors approved a modified plan on February 28, 2000 that maintains the key features of the approved plan as required. Part III, Item 10. "Executive Compensation - Employee and Consultants Stock Option Plans"; and Part III, Item 12. "Certain Relationships and Related Transactions".

           Effective February 16, 2000, the Company executed an engagement letter with Delano Group Securities LLP ("Delano") to act as a placement agent and financial advisor to the Company in the private placement of up to $2.5 million of the Company's securities. Under the agreement Delano is to use its best efforts with regard to such placement. Delano was listed with McGinn as a broker with whom they were working prior to the McGinn engagement letter. In the event Delano is successful, it will receive a fee equal to seven percent (7%) of the proceeds, a non-accountable expense allowance equal to three percent (3%) of the proceeds and five year warrants to purchase 100,000 shares of the Company's Common Stock at a strike price equal to 120% of the lowest closing bid price during the five (5) trading days prior to the closing. Such warrants are to have piggy-back registration rights. The Company has not accepted the terms of any private placements under this Agreement. See Part I, Item 1. "Description of Business - (b) Business of Issuer - Employees and Consultants".

           See (b) "Business of Issuer" immediately below for a description of the Company's business.

(b)        Business of Issuer.

Background of the Industry

           The $88.6 billion U.S. long distance industry is dominated by the nation's three largest long distance providers, AT&T, MCI/WorldCom and Sprint, which together generated approximately 80.3% of the aggregate revenue of all U.S long distance interexchange carriers in 1997. Other long distance companies, some with national capabilities, accounted for the remainder of the market.

           As published on the Federal Communications Commission ("FCC') Website
located                                                                       at
www.fcc.gov/Bureaus/Common_Carrier/Reports/FCC-State_Link/socc/97socc.pdf., toll service revenues of U.S. long distance interexchange carriers have grown from $38.8 billion in 1984 to $88.6 billion in 1997. While industry revenues have grown at a compounded annual rate of 6.6% since 1984, the revenues of carriers other than AT&T, MCI/WorldCom and Sprint have grown at a compounded rate of 33.7% during the same period. As a result, the aggregate market share of all interexchange carriers other than AT&T, MCI/WorldCom and Sprint has grown from 2.6% in 1984 to 19.8% in 1997. During the same period, the market share of AT&T declined from 90.1% to 44.5%.

           Prior to the Telecommunications Act (the "TC Act"), signed by President Clinton on February 8, 1996, the long distance telecommunications industry had been principally shaped by a court decree between AT&T and the United States Department of Justice, known as the Modification of Final Judgment (the "Consent Decree") that in 1984 required the divestiture by AT&T of its twenty-two (22) Bell operating companies and divided the country into some two hundred (200) Local Access and Transport Areas, or "LATAs." The twenty-two (22) operating companies, which were combined into seven (7) Regional Bell Operating Companies, or "RBOCs", were given the right to provide local telephone service, local access service to long distance carriers and intraLATA toll service (service within LATAs), but were prohibited from providing interLATA service (service between LATAs). The right to provide interLATA service was maintained by AT&T and the other carriers.

           To encourage the development of competition in the long distance market, the Consent Decree and the Federal Communications Commission ("FCC") require most Local Exchange Carriers ("LECs") to provide all carriers with access to local exchange services that is equal in type, quality and price to that provided to AT&T and with the opportunity to be selected by customers as their preferred long distance carrier. These so-called equal access and related provisions are intended to prevent preferential treatment to AT&T.

           On February 8, 1996, the President signed the TC Act, which is intended to introduce more competition to the U.S. telecommunications markets. In addition to codifying the provisions of the Consent Decree, the TC Act codifies LECs equal access and non-discrimination obligations with respect to the local services market by requiring LECs to permit interconnection to their networks (i.e. customer's telephone or modem which connects to the service provider's equipment) and establishing among other things, LECs obligations with respect to access, resale, number portability (the capability of individuals, businesses, and organizations to retain their existing telephone number(s) and the same quality of service when switching to a new local service provider), dialing parity (the duty to provide dialing parity to competing providers of telephone exchange service and telephone toll service and the duty to permit all such providers to have non-discriminatory access to telephone numbers, operator services, directory assistance and directory listing, with no unreasonable dialing delays), access to rights-of-way (the duty to afford access to the poles, ducts, conduits and rights-of-way of a LECs to competing providers of telecommunications services at the same rates and on the same terms afforded by the LECs, and mutual compensation. In essence, the TC Act codifies the LECs duty to provide to independent service providers (such as the Company) access to the LECs network under the same terms and restrictions to which the LEC is subject. The TC Act allows the Company to compete with previously established long distance and local telephone providers under the same terms and conditions as those to which the providers are subject.

           Regulatory, judicial and technological factors have helped to create the foundation for smaller companies to emerge as competitive alternatives to AT&T, MCI/WorldCom and Sprint for long distance telecommunications services. The FCC requires that AT&T not restrict the resale of its services, and the Consent Decree and regulatory proceedings have ensured that access to LECs networks are in most cases, available to all long distance carriers.

General

           The Company was formed in February 1997 and had little or no operations until March 1998, when it acquired IPVCDE. At the time of the acquisition, IPVCDE principally was involved in developing its MultiCom Business Management Software. Such software was developed by Anthony Welch, the Senior Vice President of the Company.

           With the acquisition of INS in April 1999, the Company intended to gain licenses to provide telecommunications services. INS currently is licensed in thirty-one (31) states and the District of Columbia and is pending tariff licensing in one other state. INS is a switchless reseller of long distance telephone services. At the time of the acquisition of INS, the Company believed that it was acquiring the CIC Code designated 10-10-460. As result of the audit, there appeared to be a question of whether INS gained title to the CIC Code and, in the event that it did not, the Company resolved to unwind the acquisition. Just prior to filing its Form 10SB in November 1999, it was determined that there was no clear link between the ownership of the CIC Code and INS. Therefore the Company voted to unwind the transaction ab initio and to rescind the issuances made under the acquisition and the employment agreements. While such CIC Code is not operational at this time, if such title issue had been resolved and if the Company elected to make such service operational, it would have allowed the Company to diversify into distinct segments of the long distance market not currently provided by the Company. INS has instituted suit against the Company. See Part I, Item 1. "Description of the Business - (b) Business of the Issuer - Government Regulation - State; and Part I, Item 3. "Legal Proceedings."

           Today, the Company focuses its attention on Internet telephony. In the fast moving world of communications, especially Internet telephony, the companies with systems in the market are currently establishing both open and closed systems. IPVC has developed an open system which it believes will have an edge on closed systems. In a closed system, the provider is limited to receiving calls only. In an open system, the provider can both send and receive calls from any other telephone carrier in the market.

           With the meteoric rise of the Internet (which is predicted to continue at a staggering rate), the Company believes that Internet telephony can provide cost savings to the consumer when such telephony services are provided by a small Internet telephone company providing this service. Smaller companies are able to compete with large established telecommunications companies in this market because it is easier for them to assimilate new technology and to adapt and make changed as they are developed. The Company believes that its billing, management network and marketing programs give it a competitive edge. AT&T and MCI currently are not utilizing Internet telephony.

           As the Internet telephony market continues to grow, which many industry analysts predict it will, it is an area that the large traditional telephone companies will certainly look to enter, probably through acquisitions. The Company believes that with its ever-growing installed client base, a network of customers, its developing international presence and the software which it has developed, tested and implemented, IPVoice could be viewed as a potentially attractive buyout candidate.

Internet Telephony

           Traditional telephone networks give every call a nailed-down circuit. This means that a dedicated circuit must be utilized for the full time that the call is connected. Such circuitry wastes expensive resources because only one person can talk at a time and also because there are breaks in the conversation. In a normal conversation, one person speaks while the other listens, using half of the capacity of the dedicated circuit. At best, a traditional telephone network uses 25% of capacity for each call. This significantly inflates the costs of making telephone calls.

           Internet Protocol ("IP") is the most significant of the communication methods on which the Internet (and thus the World Wide Web) is based. It allows a packet of information (voice, video, e-mail, data, images, etc.) to cross multiple networks on its way to its final destination. Thus, instead of having one dedicated circuit for a call, the entire network is shared. The "conversation" (voice, data, images, video, etc.) is split into many small packets and each packet is sent down whichever path is open at that time. Packets are reassembled at the destination. Until recently, packet switching was very slow. New technology can zip packets around networks at lightning speed. Fast packet networks will make voice sound as good (and possibly better) than the circuit-switched voice networks used currently.

           Since its inception, the Company's MultiCom system has been installed and run in a carrier- grade switching environment to interact with voice over the Internet applications. It is marketed under the product name of TrueConnect Gateways ("Gateway"). By introducing carrier-grade business management into the marketplace, IPVoice is poised to take advantage of the explosive potential in Internet telephony. IPVoice is in the final stages of developing products which allow companies and individuals to route their phone calls, faxes, and other data across the Internet at substantial cost savings with limited sacrifice of voice transmission quality.

           IPVoice has proprietary rights in state-of-the-art software and hardware solutions which it believes will bridge the gap between the telephone and the Internet. The Company's technology includes billing, management network and marketing programs.

           The hardware  technology  to route calls over the Internet  (Internet
Telephony) has existed since August 1998. It avoids traditional telephone networks, and is faster, more direct and efficient. These factors ultimately result in cheaper call cost than traditional telephone networks.

           Competition in the industry has been focused on the software applications necessary to switch an Internet call.

           The business of telephone companies is to sell minutes. Blocks of minutes represent the commodity of the industry. The more minutes you can switch through your network switches, the more money you make. Under traditional phone networks, a call from a home to New York City will pass through switches belonging to a local provider near the home, a regional provider, a national provider, a second regional provider and the local provider on the other end. Each provider benefits from the "per minute charge".

           Internet Telephony provides the ability to leapfrog the middle men, thereby creating a huge dollar savings to the customer, as well as allowing immediate monitoring of telephone services which were not available prior to the new technology.

           The deregulation of the telephone industry which resulted from the Consent Decree and the TC Act allowed independent companies access to the lucrative telephone market. The Company's technology can achieve savings of 30% to 70% over circuit-switched voice for both domestic and international calls.

           The potential market for Internet telephony appears to be without limit. Industry analysts have speculated that revenues could grow as much as sixteen-fold from 1995 to the turn of the century and International Data Corporation ("IDC") predicted that the IP Telephony market could be worth $560 million in 1999 and have a cumulative annual growth rate of over 382%

Products

           The Company's products are being designed at its facilities located in Phoenix, Arizona and Denver, Colorado. Its products are made from company-designed software and company- configured hardware, as well as materials purchased from a few major suppliers. See Part I, Item 1. "Description of Business - (b) Business of Issuer - Sources and Availability of Raw Materials." In the first quarter of 1999, the Company commenced operation of its first Gateway in Hong Kong. Its Gateways now are installed in London, New York and Los Angeles.

           The launch of its Gateway product, follows three years of extensive research and development, field-testing and trials of the MultiCom system, which is the business management software behind the Gateway. The Gateway bridges the public telephone system with the Internet and is able to conduct real-time, full duplex, high quality two-way voice communications over the Internet. It is anticipated that this method will produce substantial savings compared to standard long distance services. The Company currently is completing the development of its next generation of IP Telephony Gateways which it has called SuperConnect. SuperConnect will provide the ability for fax and "softphone" capabilities. "Softphone" is software within a computer that allows the placement of calls without a telephone through the use of a microphone and speaker.

           To support its Gateway product, the Company has developed several proprietary products that allow the Company and its distributors to offer a full solution in Internet Telephony. These products include: (i) MultiCom, which offers a complete order entry, billing, customer service, agent management and switching network management system for telecommunication businesses worldwide; and (ii) AuditRite, a software module add-on for the MultiCom system, which allows MultiCom to read and interpret carrier-supplied data-tapes. The AuditRite system provides a powerful tool for analyzing call patterns and finding possible errors in a vendor's billing.

           The Company also has developed TrueWeb, a Web-browser interface to MultiCom, which the Company believes will change the way businesses function, when introduced to the world of IP Telephony. TrueWeb is a complete business management system available over the Internet and is scheduled for release in the first half of 2000. In addition, the Company plans to develop PCTruePhone, a software package for softphoning and Click 'N Call, a software package that will allow a business have visitors to its website connect immediately to the business simply by clicking a display button via telephone or PC at no cost to the visitor.

           The Company has applied for trademark protection for several of its product names. See Part I, Item 1. "Description of Business - (b) Business of Issuer - Patents, Trademarks and Copyrights."

           With the new technology, software applications control everything from routing to billing. Many companies entering the industry have concentrated on software which simply switches the minutes across the network, without any concern as to how they will manage the network, conduct billing and implement feature functionality. The Company's MultiCom, AuditRite, TrueConnect and SuperConnect platforms were designed to handle the expansion of the manageability, billing, design upgrades and service options as future technology develops. The Company protects itself against pirating by randomly changing its source code on its software, up to four times daily.

           The company believes that it has a twelve (12) month advance on competing companies. Lucent Technologies Inc. ("Lucent") has begun buying up companies which it will use to develop Internet Telephony capabilities. Through the efforts of its President, Barbara S. Will, a former MCI marketing executive, the Company has established its network and has begun providing newer and better services which it believes can compete even with major players such as Lucent in the field.

           IPVC software includes:

           Real-Time   Billing  -  Not  currently  offered  by  other  telephone
companies, real-time billing provides a customer with the ability to secure reports on the volume of calls, locations called, exact amount owed and it provides a host of other features.

           Full Feature Functionality - IPVC can add services to its software at will, as a customer online or when requested. Traditional phone companies are saddled with huge costs and implementation time, as they update each switch individually across their network. IPVC can update its entire international network from its home base.

           Unrivaled Agent Control - A single agent can sit in front of a Gateway terminal and control the entire operation. Moreover, IPVC can directly control the entire network from its main office in the U.S. This has the capability to add and service customers from its home base without the need of onsite installation.

           IPVC's software can switch through multiple networks, both Internet and traditional, giving it a universal application. To the best of the Company's knowledge, no other stand-alone switch can do this. The Company's Gateways employ an open system, which means that the Gateways can both send and receive calls from any other telephone carrier in the market. Other telephone companies are limited to receiving calls only.

           IPVC's Gateway switches cost a partner from $55,000 for a domestic installation and $65,000 for an international installation and up to $135,000 installed (with volume discounts for multiple units). In addition, cost to the partner can be even less if it installs its unit or units itself. A single, similar traditional switch, with all the attendant hardware and support for services and billing functions, would cost anywhere from $500,000 to $5 million.

           The MultiCom software allows for the use of prepaid debit card and travel calling card functions which are already built into the system. The software modules have been designed to work seamlessly and efficiently with each other, to provide the most extensive and well thought out approach to the business end of the technology.

           Given its technology, IPVC's business plan is simple and flexible. It can set up its own switches, or partner with a local switching business and take a percentage of the minutes. Its Gateways can route calls over the Internet in areas where its network is established, or use traditional phone lines when desired or necessary and the Company can also procure bulk minutes at a lower rate.

Contractual Relationships

           In order to manufacture a Gateway, the Company currently relies upon arrangements with Natural Microsystems Corporation ("NMS") and Telic.net.

           The arrangement with NMS commenced in February 1998 and is on a purchase order basis. For each shipment ordered under an invoice, the Company is granted a sixty (60) day evaluation period from the date it receives from NMS both hardware and the operating software for the Gateways. After such sixty (60) day period, the Company may purchase the product, or ship it back to NMS with no further obligation.

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

           Each of the Company's Gateways operates as a transporter between the incoming carrier (access) and the outgoing termination (egress). The Gateways can be installed in customer locations or under co-location agreements. The Company may construct some of its own locations in the future.

           Access/Egress Carriers (Local Providers): Carriers provide IPVC the ability to originate and terminate calls across their traditional telephone networks. In addition, the Company purchases wholesale minutes from them. The Company can acquire such services from a Local Bell Company or from an independent.

           In June 1999, the Company entered into an agreement with ICG Telecom Group, Inc. ("ITG") for local exchange service. The term of the contract is a period of three (3) years, although it is terminable by IPVC earlier in the event that ITG raises its prices twenty (20%) above the amounts stated in the contract. In addition, in the event IPVC wishes to purchase telecommunications services from a third party in ITG's areas of service, IPVC must first offer to purchase like services from ITG.

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

           In August 1999, the Company entered into an agreement with ILD Communications, Inc. ("ILD") for switching services and long distance wholesale minutes. The agreement is for a term of one (1) year and is automatically renewable.

           Internet (Bandwidth): Internet bandwidth provides the Company with the ability to transmit and receive information utilizing IP technology.

           In June 1999, the Company entered into an agreement with Level 3 Communications, LLC ("Level 3") for wholesale bandwidths. The contract is for no defined period of time and the terms of each order are governed by both a separate Customer Order Form which is filled out for each individual order as well as by the original agreement signed in June 1999.

           In August, 1999, the Company entered into an agreement with MCI WorldCom Technologies, Inc. for use of its UUNET network for wholesale bandwidths. The contract is for a term of three (3) years. In December 1999, the Company entered into an agreement with UUNET to provide hosting for the Company's website and e-mail facilities. The Company is billed monthly for these services and this arrangement replaces the one previously established on behalf of the Company by INS.

           Gateway Locations.

           The Company has entered into a series of agreements for customer locations of its Gateways.

           In March 1999, the Company entered into a TruePartner Agreement with Teleco Service International, Inc. ("Teleco"), wherein the Company granted Teleco the exclusive to market, advertise and sell the Company's products and services in China, Nicaragua, El Salvador, Guatemala, Honduras and Panama. Teleco and IPVC will share all revenues resulting from the proceeds of sales in the Teleco territory. The term of the agreement is for a period of two (2) years. Due to non-performance, Teleco lost the rights to China and Panama.

           In March 1999, the Company entered into a TruePartner Agreement with Billion Telecommunication Services, Ltd. ("Billion"), wherein the Company granted Billion the exclusive right to market, advertise and sell the Company's products and services in Hong Kong and Taiwan. As payment for these services, IPVC must pay Billion commissions on all sales of the Company's products and services. The term of the agreement is for a period of three (3) years. Under the agreement, Billion can acquire the rights to China as well. The first Gateway was delivered to Billion and is in the demonstration stage.

           In May 1999, the Company entered into an agreement with FirstNet Telephony Ltd. ("FirstNet"), wherein the Company granted FirstNet the exclusive right to market, advertise and sell the Company's products and services in London and Manchester, with a right of first refusal in the remainder of the United Kingdom. As consideration for these services by FirstNet to the Company, FirstNet is entitled to purchase Company products and services at a wholesale rate. The term of the agreement is for a period of two (2) years. The FirstNet Gateway was delivered in October 1999 and this installation currently is completed.

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

           IPVC is retaining the rights for New York and Los Angeles, where it has installed two (2) Gateways in each city. These sites are to be used as demonstration sites for sale of the Company's network. In January 2000, the Company entered into a three (3) year equipment lease with IIP. IIP purchased three (3) Gateways from Telic.net for installation in New York and Los Angeles. The Company pays $3,342.26 per month under the lease. The Company has an option to renew the lease for an addition term on similar terms and conditions and has the option to purchase the equipment at the end of the initial term for $66,946.77 or at any time during the lease for $66,946.77 plus all outstanding lease payments. IIP provides financial and consulting services for the Company and has purchased a number of the Company's shares under warrants granted as part of its consulting agreement. The Company believes that the lease arrangement with IIP is at least as favorable as it could have secured from an outside third party in an arms length transaction.

           The Company previously had entered one agreement for co-location of its Gateways.

           In February 1999, the Company entered into an agreement with BluegrassNet ("Bluegrass"), wherein the Company located one of its Gateways. The agreement was for a term of one (1) year. The Company paid $250 per month for each server at the location. This site is no longer operational and was used for research and development purposes.

           The Company secures Gateway sales and sales of other products and services, as well as assistance in the acquisition of wholesale minutes, co-locations and carriers through a series of agency agreements.

           In July 1998, the Company entered into an agreement with Armstrong wherein the Company granted Armstrong the non-exclusive right to market, advertise and sell the Company's domestic and international calling services. As payment for these services, IPVC issued Armstrong warrants to purchase 50,000 shares of the Company's Common Stock exercisable at a price of $0.75 per share or, at the option of IPVC, for a total sum of $37,500 as well as commissions on sales of the Company's products and services. The term of the agreement is for a period of three (3) years. See Part III, Item 12. "Certain Relationships and Related Transactions".

           In February 1999, the Company entered into an agreement with IIP wherein the Company granted IIP the non-exclusive right to market, advertise and sell the Company's domestic and international calling services. As payment for these services, IPVC must pay IIP commissions on sales of the Company's products and services. The term of the agreement is for a period of three (3) years.

           In March 1999, the Company entered into an agreement with Kenneth M. Brown ("Brown"), wherein the Company granted Brown the non-exclusive right to market, advertise and sell the Company's domestic and international calling services. As payment for these services, IPVC must pay Brown commissions on sales of the Company's products and services. The term of the agreement is for a period of three (3) years.

           In April, 1999, the Company entered into a marketing and advertising agreement with NG to provide marketing services to a minimum of 75,000 customers in thirty (30) cities designated by IPVC within a twelve (12) month period in exchange for 100,000 shares of the restricted Common Stock of the Company valued at $103,100, which shares must be returned if NG fails to deliver a minimum of eight (8) cities each for a total of 75,000 customers before December 31, 1999. In addition, NG may earn performance bonuses of: 50,000 restricted shares if eight (8) cities are delivered within ninety (90) days of execution; 50,000 restricted shares if fifteen (15) cities are delivered within one hundred fifty (150) days; and 10,000 restricted shares for each additional city thereafter before December 31, 1999 up to 30 cities. Further, NG will be granted warrants to purchase 30,000 shares of the Company's restricted Common Stock exercisable for a period of two (2) years at an exercise price of $2.50 per share for every block of 5,000 pre- registered customers up to 75,000 pre-registered customers in a twelve (12) month period. For such offering, the Company relied upon Section 4(2) of the Act and Rule 506 and Section 14-4- 126(F) of the Arizona Code. See
Part III, Item 12. "Certain Relationships and Related Transactions".

           In April 1999, the Company entered into a marketing agreement with Benae to market the Company's telephony services and to register a minimum of one hundred (100) customers in the thirty (30) cities in which IPVC plans to offer telephony services within twelve(12) months in exchange for 200,000 shares of the unrestricted Common Stock of the Company valued at $206,200. The shares are to be returned to the Company if the minimum is not met. For such offering, the Company relied upon Section 3(b) of the Act and Rule 504 and Section 90.530(11) of the Nevada Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

Planned Additional Services

           In addition to the sale of the Gateways and the licensing of its software, the Company plans to derive its revenues from the sale of the following pre-paid services:

     -    flat-rate calling plans
     -    wholesale long distance services for other international carriers
     -    prepaid long distance calling card services
     -    corporate long distance, fax and data networking services
     - e-commerce communications services for businesses selling products and services over the Internet
     -    other telecommunications applications and services


Flat-Rate Calling Plans

           The Company is in the process of establishing a flat-rate calling plan option to be marketed under the name Flat25 which will allow unlimited calling between cities in which the Company's Gateways are installed for a single rate per month of $25.

           In addition, the Company has designed a pre-paid, flat-rate long distance plan for calls originating from any of its Gateways to be marketed under the name Flat5 which will allow calls from the Gateway to anywhere in the mainland United States and Canada for $.05 per minute. The customer will receive a number to access the nearest Company Gateway. There will be a one time registration fee of $25 and the customer may elect from three monthly pre-payment plans.

           Further, the Company has designed a pre-paid flat-rate long distance plan for calls originating from any of its Gateways to be marketed under the name 4+4 which will allow calls from the Gateway to anywhere in the mainland United States and Canada for $.04 per minute plus calls to up to four (4) international countries at a 10% discounted rate. The customer will receive a number to access the nearest Company Gateway. There will be a one time registration fee of $25 and the customer may elect from three monthly pre-payment plans.

Wholesale Long Distance Services

           The Company plans to market its Internet telephony services to other international long distance carriers and wholesale customers which have a need for large blocks of long distance telephone time between selected locations. Although margins at the wholesale level are lower than retail margins, the sale of blocks of long distance time to other carriers will enable the Company to generate revenues with only a limited number of gateways installed. The Company is in the process of pre-marketing its services and has identified several potential wholesale sellers of block minutes.

Prepaid Calling Cards

           The Company plans to market prepaid calling cards to persons traveling to destinations such as Mexico, Central, and South America, Asia, Europe and other countries where long distance telephone calls are substantially more expensive than domestic long distance telephone calls. In September 1999, the Company shipped cards for which it received $50,000 in revenue and has received a total of $261,279 in revenues through December 31, 1999. Based upon expressions of interest by the current buyer and others, the Company believes that this market can produce between $10,000 and $50,000 per month in revenues.

           A typical long distance telephone call from Mexico to Vancouver, British Columbia, made from a public payphone in Mexico can cost more than $2.00 per minute, and frequently surcharges are levied by third party credit card call processing companies located outside of Mexico. However, due to competition in North America, rates for calls from North America to Central and South America are significantly less expensive than calls made from this area to North America.

           The pre-paid calling cards will be sold through travel agents, tourist agencies, airline ticketing offices, tourist agencies, tour companies, car rental agencies and hotel personnel in denominations of $10, $20, $30 and $50 and an automated voice response system is planned to enable card holders to add time to their calling cards by charging their credit card while on the phone.

           The Company's calling card will provide instructions for the use of the Company's system. To place a long distance call to North America, the cardholder dials a local access number (or an 800 number if an originating gateway does not exist in the local calling area) and is then prompted to dial the destination number as well as the cardholder's calling card number. The call is then routed to the nearest originating gateway. After reaching the originating gateway the call is transmitted over the Company's network to a terminating gateway or the least cost route to the destination number. Once the call reaches the terminating gateway the call is then switched to the local telephone network and is routed to the destination number.

           Travelers making long distance calls from a local calling areas which do not have originating gateways will nevertheless be able to use the Company's calling cards. However, the Company's operating margin will be less since these calls must be routed via an 800 number to a distant originating gateway.

           By establishing gateways in North America and select foreign countries, the Company believes it can service a large and identifiable market of travelers with cost-effective prepaid calling cards to use in placing calls to North America.

Corporate Services

           The Company also plans to market its services on a selective basis to small-to-mid sized corporate customers who need a cost-effective means of combining long distance voice, fax and video communications between their international offices. The Company plans to begin marketing its corporate Internet Telephony services to medium sized US and Canadian corporations who operate branch offices or subsidiaries in the foreign countries in which the Company operates its Gateways.

E- Commerce Services

           The Company's software also will support "web-to-phone" and "call-me" services.

           "Click 'N Call" connections enable the users of multimedia PCs to establish a voice conversation with the owner of the website or their designated customer service representative. The Company will introduce this new capability to website owners and developers in those markets in which the Company has gateways and demand for e-commerce services is increasing. The Company believes that this service will contribute to the development of sales made through the Internet. "Click 'N Call" provides new capabilities for customers to speak directly with sales people and reservation agents while they are online and reviewing the content of a particular website. "Click 'N Call" personalizes the experience of shopping over the Internet and provides a new level of customer service.

           PCTruePhone is the Company's planned software for softphoning. This software will allow users to place telephone calls to any telephone in the world using their computer and a connection to the Internet.

           In  addition  to  developing  and  marketing   these   communications
applications, the Company will also evaluate investing in or acquiring companies engaged in the development of innovative IP software and network applications.

Business Strategy

           The Company intends to attempt to corner the market with its products since many are the first of their kind and competitors will be required to spend years in research to develop similar products. IPVC's technology is capable of transforming competitors into customers, as IPVC's billing and management software can communicate with other platforms due to its own open platform design. Current competitors lack a critical component to their solutions: effective data- management and billing. IPVC is capable of providing the following unique features:

          1. IP Telephony solutions and a mature, real-time billing system for ease of use, affordability and quality.

          2.   Real-time remote access and manageability of information.

          3.   IP telephony technology,  Internet remote-access technology and a
               comprehensive   order-entry   and  invoicing   system  which  can
               instantly address and secure new marketplaces and opportunities.

           The Company has targeted international markets and supports its sales efforts by participating in trade shows targeting the telecommunication industry and large businesses. The Company also utilizes professional articles, peer-reviewed studies, direct calls and a comprehensive marketing campaign in its sales.

           The Company has already executed TruePartner agreements for Gateway installations in the following locations:

          Billion: Hong Kong and Taiwan (China was originally granted to Teleco, but Billion now has the option to for it). The Billion Gateway is operational and in the demonstration stage.

          FirstNet: London and Manchester, England. This Gateway was shipped and installed and is currently operational.

          MetroPlus: certain major Canadian cities, Oregon and Washington. This Gateway has not been scheduled for shipment.

           IPVC is retaining the rights for New York and Los Angeles, where it has installed two (2) Gateways in each city. These sites are to be used as demonstration sites for sale of the Company's network.

           In addition, the Company has entered into a series of agency agreements for the sale of its Gateways and other products and for assistance in the acquisition of wholesale minutes, co- locations and carriers. The Company intends to seek associations with professional agents who will help promote their products and services.

Marketing and Distribution

Marketing

           According to industry sources, the global telecommunications market could generate revenues in excess of $250 billion annually. According to IDC, international switched telecommunications traffic grew from 28 billion minutes of use in 1989 to 81.8 billion minutes in 1997 and is projected to reach between approximately 128.7 and 158.6 billion minutes by 2001. Also according to IDC, in the United States, residential long distance calls represent a $67 billion dollar market. In its infancy today, the IP telephony services market is estimated to increase to $1.8 billion by the year 2001. Due to deregulation, competition has reduced rates for both business and residential calls placed within North America. However this is not the case for international calls to certain countries where higher per minute rates are common. The international telecommunications industry is growing rapidly due to:

            -        deregulation
            -        privatization
            -        expansion of telecommunications infrastructure
            -        technological improvements
            -        globalization of the world's economies; and
            -        free trade

           In addition to the growth in the telecommunications industry, significant improvements have occurred in the compression and transmission of voice over the Internet over the last several years. The quality of service of Internet Telephony is now capable of being equivalent to that of a digital cellular phone or a quality analog cell phone connection. Internet Telephony technology is evolving continuously and it is expected that further improvements will allow it to rival conventional telephony networks. The Gateway equipment being deployed by the Company utilizes the newest digital signal processing and error correction technologies for improved voice sampling and compression and reduced latency. Latency is the time spent waiting for a signal to travel from one Gateway to another and it is affected network conditions between the Gateways as well as the processing time required to create the signal for transmission. These technologies enable the Company to provide high quality, commercial voice services with carrier class reliability (99.999% availability of service). Carrier class reliability is determined by how often the system is operational. It is the Company's goal to have at least the same if not better reliability as those systems commonly used by the large telecommunications companies such as AT&T and MCI.

           The Company plans to market its products and services using four methods. The first of those methods is to rely upon its agreements for marketing in the agent direct True Partner Master Distributorship program, such as the agreements it has with NG, Armstrong, IIP and Brown. There can be no assurances that the current agreements will continue, that the efforts of such parties will be successful or that the Company will be able to develop additional agreements in the future. The second method of marketing the Company's products and services is through outside telemarketing agencies. These firms are paid on a commission only basis. The Company has not engaged any such firm to date and there can be no assurance that they will engage one, or that if engaged, that such firm would be successful. The third method of marketing the Company's products and services utilizes its own sales force. The Company's sales effort currently is headed by Ms. Will who has extensive experience in the telecommunications business. There can be no assurance that these endeavors will be successful. The fourth method of marketing the Company's products and services utilizes the Internet. The Company currently markets and distributes its products and services through the Internet utilizing its IPVoice.com web page. There can be no assurances that such web page will generate sufficient interest as a marketing tool.

           The Company believes these four marketing methods will be adequate to sustain the Company now and for the foreseeable future.

Distribution

           The Company distributes its products through agreements for its Gateway locations with Teleco, Billion, FirstNet and MetroPlus and through agency agreements with Armstrong, IIP, Brown, NG and Benae. The Company also believes that its strategic alliance with Tel.net will enhance the market potential for its products. See Part I, Item 1. "Description of Business - (b) Business of Issuer - Internet Telephony - Contractual Relationships."

           The Company intends to seek other professional agents who wish to promote its products.

Status of Publicly Announced New Products and Services

           TrueConnect Gateways are the Company's in-house-produced telephony gateways for the delivery of IP Telephony services. This system is based on Natural MicroSystems hardware and is controlled by the Company's in-house developed software that controls the hardware as well as interfaces to MultiCom. TrueConnect Gateways are being deployed now. Enhancements are made on an "as needed" basis. The Company is completely development of its next generation of Gateway designated SuperConnect.

           MultiCom is a complete telecommunications and network management system addressing every aspect of operating and managing a telecommunications network and operations which provides a complete "backoffice" solution. MultiCom provides a low barrier of entry for partners and alliances of the Company as it does not require special computers for access. The Company, as well as its partners, can access MultiCom and manage their business operations from any location at any time of day. The MultiCom Data Management platform is fully functional and complete. Enhancements are made on an "as needed" basis.

           AuditRite is a software module add-in for MultiCom that allows MultiCom to read and interpret carrier-supplied data-tapes. AuditRite provides a tool for analyzing call patterns and finding possible errors in a vendor's billing. AuditRite system is fully active.

           TrueWeb is a soon-to-be-released web-browser interface to MultiCom. Included within the functions of this interface is its ability to display and interact with the user in his or her native language, including the native alphabet. The Company believes the TrueWeb multi-lingual capability to be unique to the Company. TrueWeb is currently in alpha-production. The Company expects to release the initial version by the second quarter 2000.

           PCTruePhone and Click 'N Call are in development. The Company expects to release the initial versions in the third or fourth quarter of 2000.

Competition

           Two significant barriers to entry in the traditional long distance telephone market are size (minimum efficient scale of operations) and regulatory constraints which preclude smaller companies from gaining significant market share. Internet telephony effectively eliminates or reduces these barriers since it is presently unregulated and enjoys economies of scope and scale by using the Internet and private IP networks as a common voice video and data network. Internet telephony will decrease barriers to entry and increase competition in the long distance industry.

           The Company believes that its ability to compete in the Internet Telephony Industry successfully will depend upon a number of factors, including the pricing policies of competitors and suppliers; the capacity, reliability, availability and security of the Internet telephony infrastructure; marketing; the timing of introductions of new products and services into the industry; the Company's ability to support existing and emerging industry standards; the Company's ability to balance network demand with the fixed expenses associated with network capacity; and industry and general economic trends.

           The market for telecommunications services is extremely competitive and there are a growing number of competitors in the Internet Telephony Industry. There are many companies that offer business communications services and which will compete with the Company at some level. These include large telecommunications companies and carriers such as AT&T, MCI, and Sprint;
smaller, regional resellers of telephone line access; and other existing Internet telephony companies. These companies, as well as others, including manufacturers of hardware and software used in the business communications industry such as Lucent, could in the future develop products and services that could compete with those of the Company on a direct basis. Many of these entities have far greater financial and organizational resources than the Company and control significant market share in their respective industry segments. There is no assurance that the Company will be able to successfully compete in the Internet telephony Industry.

           Certain large public telephone companies are positioning themselves to enter the Internet telephony market to protect their dominant domestic market from competition. Many of these companies are testing existing Internet telephony gateway technology which at the present time has limited call volume capabilities. A number of companies are waiting for gateway manufacturers to introduce advanced gateways that will be able to handle larger call volumes and provide better quality and service.

           In North America considerable discounting has been experienced in recent years as competition has increased. While in many countries outside of North America local telephone companies have begun offering discounts to very large business and government customers with high call volumes, there are few discounts available for individuals or small and medium sized companies. It is expected that competition in the United States will be led by carriers providing low cost but high quality Internet telephony services at rates of $0.05 to $0.09 per minute. Smaller Internet service providers and new carriers are expected to focus primarily on international or niche markets.

           International markets are attractive to smaller carriers and new entrants while large carriers are still evaluating the technology and marketplace and contending with competition and deregulation in their domestic markets. With international long distance rates in many countries costing well in excess of $0.50 per minute, the Company believes that it can earn attractive gross profit margins while offering service at substantial discounts to currently available long distance rates.

           Although the Company anticipates that its primary competitors will be other Internet telephony companies which offer phone-to-phone services, none have as of yet addressed the international market which the Company plans to continue to pursue with Gateway installations and its pre-paid calling cards, nor has any competitor introduced a full billing system or an integrated product offering containing corporate and e-commerce communications services.

Sources and Availability of Raw Materials

           IPVoice  products  are  made  from   company-designed   software  and
company-configured hardware as well as materials purchased from a few major suppliers. They include the following:

           In February 1998, the Company entered into an agreement with NMS. Under the terms of the contract, the Company acquires both hardware and software for its Gateways. With regard to both hardware and software, the Company takes advantage of free shipping and a no-risk sixty (60) day trial period, after which the Company may purchase the product, or ship it back to NMS with no further obligation.

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

Dependence on Major Customers

           In March 1999, the Company entered into an agreement with Teleco for installation of Gateways in China, Nicaragua, El Salvador, Guatemala, Honduras and Panama. Teleco lost the rights to China and Panama due to non-performance.

           In March 1999, the Company entered into an agreement with Billion for the installation of a Gateway in Hong Kong. This unit is installed and in the demonstration stage.

           In May 1999, the Company entered into an agreement with FirstNet, wherein the Company granted FirstNet the exclusive right to market, advertise and sell the Company's products and services in London and Manchester, with a right of first refusal in the remainder of the United Kingdom. This installation was completed in October 1999 and currently is operational.

           In July 1999, the Company entered into an agreement with MetroPlus , wherein the Company granted MetroPlus the exclusive right to market, advertise and sell the Company's products and services in certain cities in Canada, Washington and Oregon. The installation date has not been scheduled.

Patents, Trademarks and Copyrights

           The Company neither holds nor has applied for any patents.

           On August 18, 1998, the Company filed for service mark protection with the United States Patent and Trademark Office ("USPTO") for IPVoice, MultiCom, AuditRite, 4Com, ICB Connect, TrueConnect and IPJack Design.

           In March 30, 1999, the USPTO issued Office Actions on MultiCom, 4Com and TrueConnect, finding that MultiCom could be confused with an existing trademark; finding that 4Com's identification of goods was unacceptable as indefinite; and finding that TrueConnect could be confused with an existing trademark. The Company's trademark attorney filed responses to each of these.

           On April 7 and 8, 1999, the USPTO issued Office Actions on AuditRite, TruePartner and ICB Connect finding that AuditRite's identification of goods was unacceptable as indefinite finding that TruePartner could be confused with an existing trademark; and finding that ICB Connect's identification of goods was unacceptable as indefinite. The Company's trademark attorney has been authorized to file responses to each of these. Responses for AuditRite and TruePartner were filed October 7, 1999 and a response for ICB Connect was filed October 8, 1999.

           On April 23, 1999, the USPTO issued Office Actions on IPVOICE stylized and design finding that IPVOICE design's recitation of services was unacceptable as indefinite; and finding that IPVOICE stylized was an inappropriate mark since it merely describes the applicant's services. The response was due October 14, 1999. As to the response filed on the IPVOICE stylized and design finding, on December 6, 1999, the USPTO notified the Company that it did not find the response acceptable and required the Company to amend its filing. A response is due by June 6, 2000. As to the response filed on the IPVOICE stylized, the USPTO has advised the Company that it is maintaining its position that the mark is inappropriate since it merely describes the applicant's services.

           On September 4, 1998, the Company filed for service mark protection with the USPTO for IPJack. On June 7, 1999, the USPTO issued an Office Action on IPJACK finding the drawing unacceptable because the mark is not typed entirely in capital letters. The Company's trademark attorney filed a response on December 7, 1999.

           On October 16, 1998, the Company filed for service mark protection with the USPTO for COMMUNICATIONS OUT OF THE BOX and COMMUNICATIONS OUT OF THE BOX stylized. On April 30. 1999, the USPTO issued an Office Action finding the mark unacceptable as indefinite. A response was filed on November 1, 1999.

           The Company is in the process of filing for service mark protection with the USPTO for IPVOICE.NET, IPVOICE.COM and FLAT25.

           As to IPVOICE.NET, on November 8, 1999, the USPTO issued an Office Action finding the proposed mark was merely a descriptive term combined with an address. A response is due by May 8, 2000.

           As to IPVOICE.COM, on November 8, 1999, the USPTO issued an Office Action refused the filing stating that the specimen did not show the proposed mark. A response is due by May 8, 2000.

           As to FLAT25, on November 8, 1999, the USPTO issued an Office Action stating that the Company must amend to specify the common commercial name or indicate the nature of the service. A response is due by May 8, 2000.

Government Regulation

Federal

           The Company has a current license with the FCC. The Company uses the Internet for transmission of long distance telephone calls. Presently, the FCC does not regulate companies that provide Internet Telephony services as common carriers or telecommunications service providers. Notwithstanding the current state of the rules, the FCC's potential jurisdiction over the Internet is broad because the Internet relies on wire and radio communications facilities and services over which these regulatory authorities have long-standing authority.

           In Canada, the Canadian Radio-Television and Telecommunication Commission ("CRTC") determined in 1998 that Internet Telephony services providers must pay local contribution charges for calls terminating on local telephone networks, while those calls that originate and terminate on computers are not subject to these charges. The possibility exists that regulatory authorities may one day make a determination to apply international call termination fees or otherwise tariff Internet telephony.

           The Company also will be required to comply with the regulations regarding the operation of its business in several foreign jurisdictions and will be subject to compliance with the requirements of the authorities of these locales regarding the establishment and operation of its business.

           Access charges are assessed by local telephone companies to long distance companies for the use of the local telephone network to originate and terminate long distance calls generally on a per minute basis. Access charges have long been a source of dispute; with long distance companies arguing that the access rates are substantially in excess of cost and local telephone companies arguing that access rates are needed to subsidize lower local rates for end user and other purposes. The FCC currently is considering whether subscriber calls to Internet service providers should be classified as "local" or "interstate" calls. Although the FCC to date has determined that Internet service providers should not be required to pay interstate access charges to local telephone companies, this decision may be reconsidered in the future if the FCC finds these calls to be "interstate." The Company's costs for doing business would increase if the Company were required to pay interstate access charges.

State

           The Company is subject to varying levels of regulation in the states in which it currently anticipates providing intrastate telecommunications services. The vast majority of the states require the Company to apply for certification to provide intrastate telecommunications services, or at least to register or to be found exempt from regulation, before commencing intrastate service. The vast majority of states also require the Company to file and maintain detailed tariffs listing its rates for intrastate service.

           Many states also impose various reporting requirements and/or require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignments of carrier assets, including subscriber bases, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and the rules, regulations and policies of the state regulatory authorities. Fines and other penalties, including the return of all monies received for intrastate traffic from residents of a state, may be imposed for such violations. In certain states, prior regulatory approval may be required for acquisitions of telecommunications operations.

           As the Company expands its efforts to resell long distance services, the Company will have to remain attentive to relevant federal and state regulations. FCC rules prohibit switching a customer from one long distance carrier to another without the customer's consent and specify how that consent can be obtained. Most states have consumer protection laws that further define the framework within which the Company's marketing activities must be conducted. The Company intends to comply fully with all laws and regulations, and the constraints of federal and state restrictions could impact the success of direct marketing efforts.

           The Company is not currently subject to any State regulation with respect to its Internet related services. However, there can be no assurances that the Company will not be subject to such regulations in the future. Additionally, the Company is not aware of any pending legislation that would have a material adverse effect on the Company's operations.

Effect of Existing or Probable Governmental Regulation on the Business

           As the Company's services are available over the Internet in multiple states and foreign countries, these jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in each such state and foreign country. New legislation or the application of laws and regulations from jurisdictions in this area could have a detrimental effect upon the Company's business.

           In a report to Congress, the FCC has stated its intention to consider whether to regulate voice and fax telephony services provided over the Internet as "telecommunications" even though Internet access itself would not be regulated. The FCC is also considering whether such Internet-based telephone service should be subject to universal service support obligations, or pay carrier access charges on the same basis as traditional telecommunications companies.

           A governmental body could impose sales and other taxes on the provision of the Company's services, which could increase the costs of doing business. A number of state and local government officials have asserted the right or indicated a willingness to impose taxes on Internet-related services and commerce, including sales, use and access taxes; however, no such laws have become effective to date. The Company cannot accurately predict whether the imposition of any such taxes would materially increase its costs of doing business or limit the services which it provides, since it may be possible to pass on some of these costs to the consumer and continue to remain competitive.

           If, as the law in this area develops, the Company becomes liable for information carried on, stored on, or disseminated through its Gateways, it may be necessary for the Company to take steps to reduce its exposure to this type of liability through alterations in its equipment, insurance or other methods. This may require the Company to spend significant amounts of money for new equipment or premiums and may also require it to discontinue offering certain of its products or services.

           Due to the increasing popularity and use of the Internet, it is possible that additional laws and regulations may be adopted with respect to the Internet, covering issues such as content, privacy, access to adult content by minors, pricing, bulk e-mail (spam), encryption standards, consumer protection, electronic commerce, taxation, copyright infringement and other intellectual property issues. IPVC cannot predict the impact, if any, that future regulatory changes or developments may have on the Company's business, financial condition, or results of operation. Changes in the regulatory environment relating to the Internet access industry, including regulatory changes that directly or indirectly affect telecommunication costs or increase the likelihood or scope of competition from regional telephone companies or others, could increase the Company's operating costs, limit its ability to offer services and reduce the demand for its services.

           Local telephone companies assess access charges to long distance companies for the use of the local telephone network to originate and terminate long distance calls, generally on a per-minute basis. Access charges have been a matter of continuing dispute, with long distance companies complaining that the rates are substantially in excess of cost, and local telephone companies arguing that access rates are justified to subsidize lower local rates for end users and other purposes. Both local and long distance companies, however, contend that Internet-based telephony should be subject to these charges. Since the Company has current plans to install its Gateways and to offer telephony, it would be directly affected by these developments. However, IPVC cannot predict whether these debates will cause the FCC to reconsider its current policy of not regulating Internet service providers.

Cost of Research and Development

           All research and development was completed prior to the formation of IPVCDE and its acquisition by the Company. However, the Company paid a third party for additional testing in fiscal 1999 at a cost of $97,403.

           At the current time, there are no costs associated with research and development, and accordingly, none will be bourne directly or indirectly by the customer; however there is no guarantee that such costs will not be bourne by customers in the future and, at the current time, the Company does not know the extent to which such costs will be bourne by the customer, if at all.

Cost and Effects of Compliance with Environmental Laws

           The Company's business is not subject to regulation under the state and Federal laws regarding environmental protection and hazardous substances control, including the Occupational Safety and Health Act, the Environmental Protection Act, and Toxic Substance Control Act. The Company is unaware of any bills currently pending in Congress which could change the application of such laws so that they would affect the Company.

Employees and Consultants

           At December 31, 1999, the Company employed seven (7) persons all of whom are employed on a full-time basis. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent.

           The Company has employment agreements with Barbara Will, Anthony Welch, and Harry Bowman, who respectively act as the President, Senior Vice President, and Executive Vice President. Ms. Will and Mr. Welsh have agreed effective September 1999 voluntarily to reduce each of the salaries to $90,000 per year. Both of these agreed reductions shall continue until the Company is profitable and there are no accruals of any unpaid amounts under their respective contracts. Further, neither of these parties has any expectations regarding the amount foregone at any future date. The Company previously had an employment agreement with Peter Stazzone when he was acting as the
Secretary/Treasurer of the Company. When the Board voted to unwind the INS acquisition ab initio, it rescinded the issuances under the acquisition and employment agreement and to terminated Mr. Stazzone's employment. Mr. Stazzone has instituted suit against the Company. See Part I, Item 3. "Legal Proceedings"; and Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements."

           In November 1997, prior to its acquisition by the Company, IPVCDE entered into a consulting agreement with Condor, whereby Condor agreed to provide certain sales, marketing and public relations services in exchange for 600,000 shares of IPVCDE's unrestricted Common Stock to be issued upon listing of IPVCDE's stock on the OTC Bulletin Board. Such shares were never issued and the agreement was amended in July 1998 deleting the issuance of such shares. The consulting agreement was modified in July 1998 to revoke all interest in the shares. The term of the Agreement was for a period of six (6) years and is still in effect. James K. Howson, the Company's Chairman and CEO, serves as the Chairman and CEO of Condor and he is the beneficial owner of Condor. Effective September 1999, Condor agreed to reduce its consulting fees to $90,000 per year. This agreed reduction will shall continue until the Company is profitable and there are no accruals of any unpaid amounts under the Condor contract. Further, none Condor has no expectations regarding the amount foregone at any future date. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

           In March 1998, the Company's predecessor, Nova, entered into a share exchange agreement with IPVCDE and its shareholders whereby Nova issued 9,000,000 shares of its restricted Common Stock valued at $9,000 to IPVCDE's shareholders for all of the outstanding capital stock of IPVCDE, which then became a wholly-owned subsidiary of Nova. In connection with the agreement, the Company entered into employment agreements with Barbara Will, its current Director, Chief Operating Officer and President and with Anthony Welch, designer of the Company's proprietary software, who currently serves as the Senior Vice-President of Research and Development. As part of the exchange, Ms. Will, Mr. Welch and Condor each received 3,000,000 shares of the Company's restricted common stock. Mr. Howson, the Company's

Chairman and Chief Executive Officer, is the beneficial owner of Condor. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506,
Section 11-51-308(1)(j) of the Colorado Code, Section 7309(b)(9) of the Delaware Code and Section 90.530(17) of the Nevada code. The Company relied on no state exemption for the issuance to Condor, which is a Bahamian corporation. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

           In July 1998, the Company entered into a consulting agreement with Calpe, to provide public relations consulting services valued at $85,000 to the Company in exchange for 850,000 shares of the Company's unrestricted Common Stock, of which 200,000 shares were given to ICG pursuant to its consulting contract (as more fully described herein) and 23,000 shares were given to CI pursuant to its consulting contract (as more fully described herein). In consideration of its 627,000 shares, Calpe agreed to forego commissions equal to $62,700 from IPVC product sales. The term of the Agreement was for a period of three (3) years and is still in effect. For such offering, the Company relied upon Section 3(b) of the Act and Rule 504. No state exemption was necessary for the Calpe shares, as Calpe is a Bahamian corporation. However, the Company relied upon Section 10-5-9(13) of the Georgia Code for the ICG shares and
Section 14-4-140 of the Arizona Code for the CI shares. See Part III, Item 12. "Certain Relationships and Related Transactions".

           In July, 1998, the Company entered into a consulting agreement with ICG to provide financial public relations and direct marketing advertising and consulting services to the Company. For such services, the Company agreed to pay ICG $75,000 over the term of the Agreement and to issue 200,000 shares of the unrestricted Common Stock of the Company, and to grant warrants to purchase 100,000 shares of the restricted Common Stock of the Company exercisable for a period of two (2) years at an exercise price of $2.00 per share. Such warrants have piggy-back registration rights. Such issuance of shares were valued at $20,000, while the warrants were valued at $0. IPVC has a right of first refusal to buy back any shares proposed to be sold by ICG to any third party. Of the 850,000 shares of its unrestricted Common Stock issued to Calpe, 200,000 shares were given to ICG pursuant to its contract. The contract term was for a period of six (6) months and has since terminated. For such offering, the Company relied upon Section 3(b) of the Act and Rule 504. The Company relied upon
Section 10-5-9(13) of the Georgia Code for the issuance of ICG shares. See Part III, Item 12. "Certain Relationships and Related Transactions".

           In July 1998, the Company entered into a consulting agreement with CI to provide public and investor relations consulting services to the Company in exchange for 23,000 shares of the Company's unrestricted Common Stock. The Agreement was for a term of three (3) months and terminated automatically in November 1998. Of the 850,000 shares of its unrestricted Common Stock issued to Calpe, 23,000 shares were given to CI pursuant to its contract. The Company relied upon Section 3(b) of the Act and Rule 504. The Company relied upon
Section 14-4-140 of the Arizona Code for the issuance of CI shares. See Part III, Item 12. "Certain Relationships and Related Transactions".

           In September 1998, the Company entered into a consulting agreement for a term of six (6) months with First Capital, to provide financial consulting services to the Company. In the event that First Capital was successful in securing debt or equity financing for the Company, First Capital would be granted warrants to purchase 125,000 shares of the restricted Common Stock of the Company exercisable for a period of three (3) years at an exercise price of $1.00 per share. Such warrants would have piggy-back registration rights. See
Part III, Item 12. "Certain Relationships and Related Transactions".

           In October 1998, the Company entered into a consulting agreement with IIP, memorializing an oral agreement made in July 1998, to provide financial, consulting and advisory services valued at $35,000 in exchange for the issuance of 350,000 shares, of which 243,760 are unrestricted Common Stock of the Company and 106,240 are restricted Common Stock of the Company, the grant of warrants to purchase an additional 1,600,000 shares of the unrestricted Common Stock of the Company exercisable without time limitation at an exercise price of $0.06 per share, the grant of warrants to purchase an additional 350,000 shares of the restricted Common Stock of the Company exercisable without time limitation at an exercise price of $3.90 per share and in consideration of $100 the grant of warrants to purchase an 5% of the restricted Common Stock of the Company on a fully-diluted basis at a price of $1.00 per share. In January 1999, IIP received 93,760 shares of Common Stock in lieu of payment for services which was due in the amount of $14,064. IIP exercised its warrant to purchase 1,600,000 shares in April 1999 at an exercise price of $96,000. As to the warrant that entitles IIP to purchase 5% of the restricted Common Stock of the Company, in February 2000, IIP purchased 136,000 shares at an exercise price of $136,000 and in March 2000, IIP purchased 50,000 shares at an exercise price of $50,000. Such shares represent 1.22% of the 5% interest that IIP is entitled to acquire, thereby entitling IIP to purchase additional shares representing 3.88%. The Agreement is for a period of three (3) years and is still in effect. The Company must also pay a monthly fee of $4,000 the first year, $6,000 the second year and $8,000 the third year. For the unrestricted shares and warrants to purchase unrestricted shares, the Company relied upon Section 3(b) of the Act and Rule
504. For the restricted shares and warrants to purchase restricted shares, the Company relied upon Section 4(2) of the Act and Rule 506. No state exemption was necessary, as IIP is an Irish corporation. See Part III, Item 12. "Certain Relationships and Related Transactions".

           In October, 1998, the Company entered into a consulting agreement with Inside.com to provide media relations services and consulting advice to the Company valued at $41,250 in exchange for the issuance of 275,000 shares of the unrestricted Common Stock of the Company and the grant of warrants to purchase an additional 155,000 shares of the unrestricted Common Stock of the Company exercisable for a period of one (1) year at a price of $0.645 per share. Inside.com exercised its warrant to purchase 155,000 shares in April 1999 at an exercise price of $100,000. The Agreement is for a term of one (1) year and is still in effect. For such issuance, the Company relied upon Section 3(b) of the Act and Rule 504 and Section 517.061(11) of the Florida Code. See Part III, Item
12. "Certain Relationships and Related Transactions".

           In March 1999, the Company entered into a consulting agreement with BPN to provide financial public relations consulting services to the Company for which the Company agreed to pay $40,000 for the first month, and $30,000 for the second and third months, with subsequent months to be agreed upon, each of which is payable in unrestricted shares of the Company's Common Stock the number of which is determined by dividing the monthly payment by $1.00. The contract term was through September 1999 and has expired without renewal. In exchange for services rendered by BPN, the Company issued 100,000 shares of its unrestricted Common Stock valued at $106,200 to Joyce Research Group, of which BPN is a division. For the fourth, fifth and sixth months of the contract, the Company granted Joyce Research Group options to purchase 150,000 shares of the Company's restricted Common Stock at an exercise price equal to 60%, 65% and 70% of the market price respectively. For such offering, the Company relied upon Section 3(b) of the Act and Rule 504 and Florida Code Section 517.061(11). See Part III,
Item 12. "Certain Relationships and Related Transactions".

           In April 1999, the Company entered into a share exchange agreement with INS whereby the Company exchanged 250,000 shares of its Redeemable Convertible Preferred stock valued at $500,000 for all of the outstanding capital stock of INS. Such Redeemable Convertible Preferred stock contains 1 for 1 conversion rights after one (1) year and is redeemable at $2.00 per share. The President of INS, Peter M. Stazzone, remained with the Company as the President of the subsidiary. At the time of the exchange Mr. Stazzone became Secretary, Treasurer and Chief Financial Officer of the Company under an employment agreement. Also at the time of the exchange, Mr. Stazzone received 50,000 shares of the Redeemable Convertible Preferred Stock of the Company. Pursuant to the Employment Agreement, Mr. Stazzone received 200,000 shares of the Company's Restricted Common Stock, a stock bonus of 100,000 shares of the Restricted Common Stock deemed earned on the date of the Share Exchange Agreement, but to be delivered on the earlier of (i) the first anniversary date or (ii) Mr. Stazzone's termination and options to purchase an additional 200,000 shares of the restricted Common Stock of the Company exercisable for a period of three (3) years at an exercise price of $1.00 per share. It was represented that INS had acquired certain assets, including the rights to INS' name, from the Bankruptcy Court in the Chapter 11 filing of Telsave. Mr. Stazzone was the Chief Financial Officer of Telsave at the time the bankruptcy was filed and the Bankruptcy Court was provided with disclosure of his involvement with INS prior to the Court's approval of the sale of certain Telsave assets to INS. In June 1998, Mr.
Stazzone was loaned $100,000 by INS, which loan bears no interest and has no stated repayment terms. At the time of the acquisition of INS, the Company believed that it was acquiring the rights to the CIC Code. The purchase price was based in part upon an appraisal of the value of the CIC Code which is loaded in approximately 60% of the domestic market. However, during the course of the audit, it was discovered that clear title may not have passed to INS and subsequently the Company. Therefore, the Board resolved that, in the event clear title had not passed to the Company, it would be in the best interest of the shareholders to unwind the transaction. The Company sought a legal opinion on the status of such title and just prior to filing its Form 10SB in November 1999 discovered that there was no clear link between the ownership of the CIC Code and INS. Therefore the Company voted to unwind the transaction ab initio, to rescind the issuances made under the acquisition and the employment agreements and to terminate Mr. Stazzone's employment. Mr. Stazzone and INS have instituted suit against the Company. For such offering, the Company relied upon Section 4(2) of the Act and Rule 506, Section 14-4-126(f) of the Arizona Code and

Section 90.530(11) of the Nevada Code. See Part I, Item 3. "Legal  Proceedings";
Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements";
Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

           In April 1999, the Company entered into a marketing agreement with Benae to market the Company's telephony services and to register a minimum of one hundred (100) customers in the thirty (30) cities in which IPVC plans to offer telephony services within twelve(12) months in exchange for 200,000 shares of the unrestricted Common Stock of the Company valued at $206,200. The shares are to be returned to the Company if the minimum is not met. For such offering, the Company relied upon Section 3(b) of the Act and Rule 504 and Section 90.530(11) of the Nevada Code. See Part III, Item 127. "Certain Relationships and Related Transactions".

           In April, 1999, the Company entered into a marketing and advertising agreement with NG to provide marketing services to a minimum of 75,000 customers in thirty (30) cities designated by IPVC within a twelve (12) month period in exchange for 100,000 shares of the restricted Common Stock of the Company valued at $103,100, which shares must be returned if NG fails to deliver a minimum of eight (8) cities with a total of 75,000 customers before December 31, 1999. In addition, NG may earn performance bonuses of: 50,000 restricted shares if eight
(8) cities are delivered within ninety (90) days of execution; 50,000 restricted shares if fifteen (15) cities are delivered within one hundred fifty (150) days; and 10,000 restricted shares for each additional city thereafter before December 31, 1999 up to 30 cities. Further, NG will be granted warrants to purchase 30,000 shares of the Company's restricted Common Stock exercisable for a period of two (2) years at an exercise price of $2.50 per share for every block of 5,000 pre-registered customers up to 75,000 pre-registered customers in a twelve
(12) month period. For such offering, the Company relied upon Section 4(2) of the Act and Rule 506 and Section 14-4-126(F) of the Arizona Code. See Part III,
Item 12. "Certain Relationships and Related Transactions".

           On November 11, 1999, the Company executed a letter employment agreement dated November 10, 1999 with Harry R. Bowman. Under the terms of the agreement, Mr. Bowman is to serve as an Executive Vice President of the Company for a term of two (2) years at a base salary of $78,000 per year. In addition, Mr. Bowman, a resident of Pennsylvania, receives health insurance, a paid vacation, travel twelve (12) times a year to his residence and living, automobile and subsistence allowances. Mr. Bowman is required to spend at least three (3) weeks a month at the Company's offices in Phoenix and one (1) week a month at a location to be decided in Pennsylvania.. The agreement included a sixty (60) day probationary period. Under the terms of the agreement, Mr. Bowman was granted four (4) years options to purchase 50,000 shares of the Company's Common Stock at an exercise price of $1.75 exercisable one half when the stock trades for any ten (10) days out of thirty (30) consecutive days at or above $7.00 per share and one half when the stock trades at or above $12.00 in the same manner. Any shares acquired under the option must be held for the two-year period in which Mr. Bowman has committed to work for the Company, and, in the event the commitment is not met or Mr. Bowman is discharged due to poor performance or cause, unexercised options expire and shares acquired are forfeited. For such offering, the Company relied upon Section 4(2) of the Act and Rule 506 and Section 201.[70 P.S.

1.201] of the Pennsylvania Code. See Part III, Item 10. "Executive  Compensation
- Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

           Effective November 29, 1999, the Company executed an engagement letter with McGinn, to act as a broker and financial advisor to the Company in the private placement of up to $5 million of the Company's securities. Under the agreement McGinn is to use its best efforts with regard to such placement. The agreement is effective through March 24, 2000. From the date of the engagement letter through March 24, 2000, McGinn has the exclusive right to offer the Company's securities. In the event McGinn is successful, it will receive a fee equal to ten percent (10%) of the first $5 million and eight percent (8%) of any amount in excess of $5 million and will receive three year warrants equal to 2% of the proceeds with a strike price of 125% of the bid price on the date of closing. Such warrants are to have piggy-back registration rights. Upon execution of the engagement letter, the Company was required to issue 10,000 shares of its restricted Common Stock as a non-refundable Retainer/Investment Banking fee and the Company is obligated to reimburse McGinn for pre-approved expenses. The Company has not accepted the terms of any private placements under this Agreement. For such issuance, the Company relied upon Section 4(2) of the Act and Rule 506 and Section 359(f)(2)(d) of the New York Code. See Part III,
Item 12. "Certain Relationships and Related Transactions".

           Effective February 16, 2000, the Company executed an engagement letter with Delano to act as a placement agent and financial advisor to the Company in the private placement of up to $2.5 million of the Company's securities. Under the agreement Delano is to use its best efforts with regard to such placement. Delano was listed with McGinn as a broker with whom they were working prior to the McGinn engagement letter. In the event Delano is successful, it will receive a fee equal to seven percent (7%) of the proceeds, a non-accountable expense allowance equal to three percent (3%) of the proceeds and five year warrants to purchase 100,000 shares of the Company's Common Stock at a strike price equal to 120% of the lowest closing bid price during the five
(5) trading days prior to the closing. Such warrants are to have piggy-back registration rights. The Company has not accepted the terms of any private placements under this Agreement.

Item 2.  Description of Property

           The Company maintains its executive offices at 5050 No. 19th Avenue, Suite 416/417, Phoenix, Arizona 85015. Its telephone number is (602) 335-1231 and its facsimile number is (602) 335-1577.

           The Company leases approximately three thousand five hundred sixty-five (3,565) square feet of office space in Phoenix, Arizona which now serve as its executive offices. This space was occupied by INS, and this lease replaced INS' previous lease at the same location. The lease is for a term of one (1) year commencing August 1, 1999 and ending July 31, 2000. The Company pays monthly rent in the amount of $3,862.08 plus a ratable cost adjustment and taxes.

           The Company leases a corporate apartment in Phoenix, AZ which is used by Mr. Bowman when he is in Phoenix and by other corporate personnel when he is not. The lease is for a term of one year commencing November 1, 1999 and terminating October 31, 2000. The Company pays monthly rent in the amount of $866.12 plus a ratable adjustment for taxes. The lease has an automatic month to month renewal at the end of the term that extends until the landlord receives 30-day notice that the tenant intends to vacate.

           The Company owns no real property and its personal property consists of hardware, inventory, software, furniture, fixtures and equipment, prototype molds and leasehold improvements with an original cost of $41,968 on December 31, 1998.

           In December 1999, the Company executed an agreement effective January 2000 replaced the phone system equipment previously installed by INS with a new system under a finance lease purchase arrangement. The arrangement is for a term of four (4) years and the Company makes monthly payments in the amount of $374.52.

           The Company currently employs its capital reserves in a sweep account. Activity is monitored on a daily basis.

Item 3.  Legal Proceedings

           On December 9, 1999,  the  Company  was advised  that Peter  Stazzone intended to bring a lawsuit against the Company and certain of its advisors relative to his termination as an Officer and Director of the Company in which he will allege breach of his employment contract, breach of fiduciary duty by certain advisors, tortious interference by certain advisors, intentional misrepresentation by the Company and negligent misrepresentation by the Company. Although the suit had not been filed at that time, the Company's attorneys were provided with a draft copy of the suit which they intended to file in Maricopa County, Arizona. On December 22, 1999, Mr. Stazzone filed a suit against the Company [Peter M. Stazzone v. IPVoice.com, Inc, a Nevada Corporation, Superior Court of the State of Arizona, County of Maricopa, No. CV 99-22828] (the "Stazzone Action"). The Stazzone Action contains a one count breach of contract claim in which Mr. Stazzone seeks his salary, liquidated damages, the award of stock and options, interest and attorneys fees. The Company intends vigorously to defend such action and believes it has meritorious defenses. The Company filed an answer on January 18, 2000.

           Also on December 9, 1999, the Company was advised that INS [Satlink 3000, Inc.] intended to bring a lawsuit against the Company for breach of contract as a result of the Company's decision to rescind the merger transaction. Although the suit had not been filed at that time, the Company's attorneys were provided with a draft copy of the suit which they intended to file in Maricopa County, Arizona. On December 17, 1999, INS filed a suit against the Company [Satlink 3000, Inc., a Nevada Corporation v. IPVoice.com, Inc, a Nevada Corporation, Superior Court of the State of Arizona, County of Maricopa, No. CV 99-22560] (the "INS Action"). The INS Action is seeking actual and punitive damages as a result of the rescission. The Company intends vigorously to defend such action and believes it has meritorious defenses and counterclaims against INS. The Company made a Motion to Dismiss on the basis that the injury claimed was that of the INS shareholders and that the suit had to be in their names, not the Company name. INS conceded this point and filed an Amended Complaint in February 2000 listing all but one of its shareholders. The Company intends to file a reply stating that all of the shareholders are not named.

           Prior to the vote by the Shareholders and the Board of Directors of the Company to rescind the transactions with INS and Mr. Stazzone, advice of counsel was sought as to the appropriateness of such actions. It was determined that affirmative legal action instigated by the Company was not the best use of the Company's assets which would be better spent pursuing the Company's business. However, it was determined that, in the event Mr. Stazzone and/or INS took action, that the Company would defend and pursue all of its remedies at law and in equity.

           The Company knows of no other legal proceedings to which it is a party or to which any of its property is the subject, which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

           During the fourth quarter 1999, the following matters were voted upon by the Shareholders.

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

           The Company held its annual meeting on December 9, 1999 in Phoenix, Arizona at which time the shareholders, by a vote of 9,823,189 shares to 0 voted
(1) to have Barbara Will, Anthony Welch, James Howson and Russell Watson serve on the Board of Directors for another one (1) year term, (2) ratified the appointment of Durland & Company, CPAs, P.A. as its auditors for the year ending December 31, 1999 and (3) adopted a stock award plan which allows for up to 1,000,000 shares to be reserved for grants under the plan.


                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters


     (a) Market Information.


The Common Stock of the Company currently is quoted on the OTC Bulletin Board under the symbol "IPVC" and has been since July 1998. The high, low and average bid information for each quarter since July 1998 to the present are as follows:

 Quarter                  High Bid        Low Bid       Average Bid

 Third Quarter 1998        1.17              .55             .86
 Fourth Quarter 1998        .56              .10             .24
 First Quarter 1999        1.38              .19             .95
 Second Quarter 1999       7.50              .75            3.13
 Third Quarter 1999        3.06             1.50            2.17
 Fourth Quarter 1999       4.06             1.44            2.01

           The quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not reflect actual transactions.

           (b)        Holders.

           As of December 31, 1999 the Company had 87 shareholders of record of its 16,422,758 outstanding shares of Common Stock, 9,239,429 of which are restricted Rule 144 shares and 7,183,349 of which are free-trading. As of the date hereof, the Company has outstanding options to purchase 2,583,879 shares of Common Stock. Of the Rule 144 shares, 5,856,523 shares have been held by affiliates of the Company for more than one (1) year. The Company voted to unwind the INS transaction ab initio, to rescind the issuances made under the acquisition and the employment agreements and to terminate Mr. Stazzone's employment. The 300,000 shares issued to Mr. Stazzone were rescinded and all of the Redeemable Convertible Preferred Shares were canceled. The Company has 1,150 shares of Senior Convertible Preferred outstanding.

           (c)        Dividends.

           The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6.  Plan of Operation

           The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and the Company's actual results could differ materially from those forward-looking statements. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements and notes thereto.

Discussion and Analysis

           The Company, IPVoice Communications, Inc. is a Nevada chartered development stage corporation which conducted business from its headquarters in Denver, Colorado until August 1999 when it relocated to Phoenix, Arizona. The Company was incorporated on February 19,1997, as Nova Enterprises, Inc. and changed its name to IPVoice Communications in March, 1998. On May 24, 1999 the Company formally changed its name to IPVoice.com, Inc.

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

           On April 7, 1999, the Company acquired all of the issued and outstanding common stock of INS. The Company issued 250,000 shares of redeemable convertible preferred shares, each convertible on or after one (1) year after Closing into one share of the Company's common stock or, at the sellers' option, redeemable by the Company at a redemption price of $2.00 per share. The Company rescinded this transaction ab initio just prior to filing its Form 10SB in November 1999 after finding that there was no clear link between the ownership of the CIC Code and INS. INS has instituted suit against the Company.

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

           The acquisition was subject to IPVC entering into agreements with the Company's President and Chief Executive Officer, including but not limited to, an employment agreement, consulting agreement, compensation agreement, stock option agreement, and stock grant agreement. The Employment/Compensation Agreement provides compensation for services performed in the capacity of Director and Chief Financial Officer of the Company. In addition, certain stock incentives were provided. The Board voted to unwind the transaction ab initio, to rescind the issuances made under the acquisition and employment agreements and to terminate Mr. Stazzone's employment. Mr. Stazzone has instituted suit against the Company.

           During the second quarter of 1999, the Company raised $1,150,000 through the issuance of forty-six (46) investment units in the amount of $25,000. Each unit consisted of a two-year note in the principal amount of $24,900 including interest payable quarterly in cash at 9% per annum; a warrant for the purchase of 18,750 shares of restricted stock of the Company; and twenty five (25) Senior Convertible Preferred shares. Management anticipated that the net proceeds, less initial expenses payable, would provide sufficient working capital to meet the Company's capital needs through the first quarter of 2000 and anticipated that it would generate sufficient revenue and/or be required to raise additional capital in order to meet its needs through calendar year 2000. However, there can be no assurance that sufficient revenues will be generated or that additional capital can be raised, if needed.

           The Company recently installed Gateways in New York, Los Angeles and London and began receiving revenues from the sale of prepaid calling cards.

Results of Operations - Full Fiscal Years - December 31, 1999 and December 31, 1998

Revenues

           Revenues for the twelve month period ended December 31, 1999 was $321,279 and for the twelve month period ended December 31, 1998 was $41,254. The Company engaged in the sale of prepaid calling cards which resulted in revenues for the twelve months ended December 31, 1999.

Operating Expenses

           Operating Expenses for the twelve months of calendar year 1999 were $1,897,084 versus $548,939 in the comparable period in calendar year 1998. Net loss was $1,973,834 and $507,685for the twelve months ended December 31,1999 and 1998, respectively.

           During 1999, consulting fees of $136,500 were paid to two officers and $131,064 a shareholder. There was $40,896 outstanding in respect to fees to shareholders as of December 31, 1999.

Assets and Liabilities

           Assets were $633,903 as of December 31, 1999, and $191,513 as of December 31, 1998. As of December 31, 1998, assets consisted primarily of inventory of $152,980 and equipment with a net book value of $37,625. As of
December 31, 1999, assets consisted primarily of cash of $98,592, accounts receivable of $108,100 and property and equipment of $377,555 net of depreciation. Liabilities were $1,551,739 and $307,129 as of December 31, 1999 and December 31, 1998 respectively. As of December 31, 1999, liabilities consisted primarily of trade accounts payable of $326,524 and long-term notes payable of $1,145,400.

           At December 31, 1998 and 1999, the Company owed two of its officers $34,268 and $17,403 respectively for reimbursement of expenses paid on behalf of the Company.

           At December 31, 1998 and 1999, the Company owed two of its shareholders $20,564 and $40,896 respectively for consulting services performed on behalf of the Company. Total consulting fees incurred to shareholders during the year ended December 31, 1998 and 1999 amounted to $31,096 and $131,064 respectively. During the year ended December 31, 1999, total consulting fees of $136,500 were paid to two officers of the Company, one of whom was paid $30,000 in consulting fees prior to his election as an officer.

           During the year ended December 31, 1998, one of the Company's shareholders advanced funds totaling $24,750 for payment of general operating expenses. This amount was repaid in 1999.

           During 1999, the Company purchased for cash approximately $14,000 of furniture and fixtures from an officer of the Company at fair market value.

Stockholders' Equity

           Stockholders' equity was ($917,836) as of December 31, 1999 and ($115,616) as of December 31, 1998. The Company had 16,422,758 and 12,578,999
shares of common stock issued and outstanding at December 31, 1999 and 1998, respectively.

           In February 1997, the Company issued 9,000,000 shares to its founders for services rendered to the Company valued at par value, or $9,000. In March 1997, the Company completed a Regulation D Rule 504 Placement for 1,400,000 shares in exchange for $14,000 cash.

           In March 1998, a majority shareholder donated 9,000,000 shares of common stock to the Company. These shares were simultaneously issued for the acquisition of IPVoice Communications, Inc., a Delaware corporation. During the second quarter of 1998, the Company issued 144,000 shares of common stock for $144,000 in cash. The Company issued 473,000 shares of common stock for services rendered, valued at the current market rate of $47,300, during the third quarter of 1998. Also during the third quarter, the Company issued 183,333 shares of common stock for $85,000 in cash, and 627,000 shares of common stock for a subscription receivable of $62,700. In the fourth quarter of 1998, the Company issued 275,000 shares of common stock for services rendered, valued at the current market rate of $41,250. In the same quarter, 476,666 shares of common stock were issued for $121,800 in cash.

           In January 1999, the Company issued 93,760 shares of common stock in exchange for services, valued at $14,064. In January and February 1999, the Company issued 499,999 shares of common stock in exchange for $75,000 in cash. In March 1999, the Company issued 187,500 shares of common stock for $75,000 in cash. These issuances were to then current stockholders. In March 1999, the Company issued 400,000 shares of common stock for services, valued at the current market rate of $415,500, to three previously unrelated entities.

           In April 1999, the Company issued 250,000 shares of common stock to an existing stockholder for $100,000 cash. In April 1999, an existing stockholder exercised a warrant for 155,000 shares of common stock by tendering $100,000 cash. In April 1999, an existing stockholder exercised a warrant for 1,600,000 shares of common stock by tendering $96,000 in cash. In the second quarter, the Company completed a Regulation D Rule 506 Private Placement for units, which included the issuance of 1,150 shares of senior convertible preferred stock in exchange for $4,600 in cash. These senior convertible preferred shares, as a group, are convertible into common shares equaling 51% of the issued and outstanding common shares after conversion, in the event of an uncured default of the notes payable.

           In July 1999, the Company discovered that it had failed to issue and record 10,000 shares of common stock in exchange for legal services, valued at $10,000 in 1997, as originally contracted. These shares were recorded in July 1999. In August 1999, the Company issued 437,500 shares of common stock for $175,000 cash. All common stock shares issued in exchange for cash, except the two warrant exercises, were subscribed for in January 1999. In November 1999, the Company issued 10,000 shares of common stock in exchange for services valued at $23,750. In December 1999, the Company discovered that it had failed to issue and record 200,000 shares of common stock for services valued at $20,000, which had been contracted for in October 1998, and were recorded in December 1999.

Financial Condition, Liquidity and Capital Resources

           At December 31,1999 the Company had cash of $98,592 as compared to $908 at December 31, 1998.

           During the second quarter of 1999, the Company raised $1,150,000 through the issuance of forty-six (46) investment units in the amount of $25,000. Each unit consisted of a two-year note in the principal amount of $24,900 including interest payable quarterly in cash at 9% per annum; a warrant for the purchase of 18,750 shares of restricted stock of the Company; and twenty five (25) Senior Convertible Preferred shares. Management anticipates the net proceeds, less initial expenses payable, will provide working capital for the Company through the first quarter of 2000.

           The Company is seeking to raise additional capital through private and/or public sales of securities in the future and has retained the services of a registered broker/dealer. Under this engagement, the Company is negotiating with an investment group introduced by the broker/dealer for an investment of up to $5 million in two tranches of $2.5 million within the next twelve (12) months. There can be no guarantee that the Company and the investment group will come to agreeable terms.

Impact of the Year 2000 Issue

           The Year 2000 Issue was the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g. 98 for 1998). On January 1, 2000, any clock or date recording mechanism including date sensitive software which used only two digits to represent the year, might have recognized the date using 00 as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

           The Company was aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approached. All software used for the Company's systems has been supplied by software vendors or outside service providers. The Company had confirmed with such providers that its present software was Year 2000 Compliant.

           The Company believes, after investigation, that all software and hardware products that it is currently in the process of developing (directly or through vendors) are Year 2000 compliant. The Company believes, after investigation, that its own software operating systems are Year 2000 compliant and in fact, has experienced no Year 2000 problems since January 1, 2000. Further the Company has experienced no difficulties or adverse effects due to untimely conversion or failure to convert by any other company upon which it relies.

           The Company believes that it has disclosed all required information relative to Year 2000 issues relating to its business and operations.

Forward-Looking Statements

           This Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-KSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), demand for the Company's products and services, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.

Item 7.  Financial Statements





                                IPVoice.com, Inc.

                        (A Development Stage Enterprise)

                          Audited Financial Statements

                        For the Years Ended December 31,
                    1999 and 1998 and from February 19, 1997
                      (Inception) through December 31, 1999

                          INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report................................................F-2

Consolidated Balance Sheets.................................................F-3

Consolidated Statements of Operations.......................................F-4

Consolidated Statements of Stockholders' Deficiency.........................F-5

Consolidated Statements of Cash Flows.......................................F-6

Notes to Consolidated Financial Statements..................................F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
IPVoice.com, Inc.
(A Development Stage Enterprise)
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of IPVoice.com, Inc., a development stage enterprise, (the "Company") as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 1999 and 1998 and from February 19, 1997 (Inception) through December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 and from February 19, 1997 (Inception) through December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has experienced a net loss since inception, and reflects negative working capital and stockholders' deficiency as of December 31, 1999. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Durland & Company
Durland & Company, CPAs, P.A.

Palm Beach, Florida
March 7, 2000

                                IPVoice.com, Inc.
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheet
                                  December 31,


                                                                        1999           1998
                                                                   ------------- -------------
                                         ASSETS
CURRENT ASSETS
   Cash                                                            $    98,592   $         908
   Certificate of deposit - restricted                                    25,205             0
   Accounts receivable                                                   108,100             0
   Inventory                                                               7,586       152,980
   Prepaid expenses                                                       16,865             0
                                                                   ------------- -------------

          Total current assets                                           256,348       153,888
                                                                   ------------- -------------

PROPERTY AND EQUIPMENT
   Computer equipment                                                    369,619        30,953
   Office equipment                                                       19,019        11,015
   Furniture and fixtures                                                 29,445             0
                                                                   ------------- -------------
                Subtotal property and equipment                          418,083        41,968
        Less accumulated depreciation                                    (40,528)       (4,343)
                                                                   ------------- -------------

          Total property and equipment                                   377,555        37,625
                                                                   ------------- -------------

Total Assets                                                       $    633,903  $     191,513
                                                                   ============= =============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Accounts payable and accrued expenses
      Trade                                                        $     326,524 $     191,817
      Officer                                                             17,403        34,268
      Related party                                                       40,896        20,564
   Accrued payroll taxes                                                   1,005        35,730
   Accrued interest - stockholders                                        12,690             0
   Deferred revenue                                                        7,821             0
   Advances from stockholder                                                   0        24,750
                                                                   ------------- -------------

          Total current liabilities                                      406,339       307,129
                                                                   ------------- -------------

LONG-TERM LIABILITIES
   Notes payable                                                       1,145,400             0
                                                                   ------------- -------------

           Total long-term liabilities                                 1,145,400             0
                                                                   ------------- -------------

Total Liabilities                                                      1,551,739       307,129
                                                                   ------------- -------------

STOCKHOLDERS' DEFICIENCY
  Senior Convertible Preferred stock, $0.001 par value,
     authorized 10,000,000 shares                                              1             0
     1,150 and 0 issued and outstanding shares
  Common stock, $0.001 par value, authorized 50,000,000 shares;
16,422,758 and 12,578,999 issued and outstanding shares                   16,423        12,579
  Additional paid-in capital                                           1,570,240       465,171
  Stock subscription receivable                                                0       (62,700)
  Deficit accumulated during the development stage                    (2,504,500)     (530,666)
                                                                   ------------- -------------

          Total stockholders' deficiency                                (917,836)     (115,616)
                                                                   ------------- -------------

Total Liabilities and  Stockholders' Deficiency                    $    633,903  $     191,513
                                                                   ============= =============




                 The accompanying notes are an integral part of
                            the financial statements

                                IPVoice.com, Inc.

                        (A Development Stage Enterprise)
                      Consolidated Statements of Operations


                                                                                                      Period from
                                                                                                   February 19, 1997
                                                                                                      (Inception)
                                                            Year Ended December 31,                     through
                                                 -------------------------------------------

                                                          1999                   1998               December 31, 1999
                                                ------------------------ -------------------- -----------------------
NET SALES                                       $                321,279 $             41,254 $               362,533
COST OF SALES                                                    305,434                    0                 305,434
                                                ------------------------ -------------------- -----------------------

          Gross profit                                            15,845               41,254                  57,099
                                                ------------------------ -------------------- -----------------------

OPERATING EXPENSES
   Compensation
      Officers                                                   340,896              140,076                 484,353
      Other                                                       78,522               37,715                 112,856
      Consulting                                                 470,765                    0                 516,115
      Consulting - related party                                 267,564               91,096                 322,291
   General and administrative                                    605,749              275,709                 881,458
   Research and development                                       97,403                    0                  97,403
   Organization expense - related party                                0                    0                  14,000
   Depreciation and amortization                                  36,185                4,343                  40,528
                                                ------------------------ -------------------- -----------------------

          Total operating expenses                             1,897,084              548,939               2,469,004
                                                ------------------------ -------------------- -----------------------

Loss from operations                                          (1,881,239)            (507,685)             (2,411,905)
                                                ------------------------ -------------------- -----------------------

OTHER INCOME (EXPENSE)
   Interest expense                                              (64,387)                   0                 (64,387)
   Interest income                                                20,324                    0                  20,324
   Write-off of receivable                                       (48,532)                   0                 (48,532)
                                                ------------------------ -------------------- -----------------------

          Total other income (expense)                           (92,595)                   0                 (92,595)
                                                ------------------------ -------------------- -----------------------

Net loss                                        $             (1,973,834)$           (507,685)$            (2,504,500)
                                                ======================== ==================== =======================

Loss common share                               $                  (0.13)               (0.04)
                                                ======================== ====================

Number of weighted average common shares
outstanding                                                   15,413,751           11,620,451
                                                ======================== ====================







    The accompanying notes are an integral part of the financial statements

                               IPVoice.com, Inc.
                        (A Development Stage Enterprise)
               Consolidated Statements of Stockholders' Deficiency




                                                                                                          Deficit
                                                                                                          Accumulated     Total
                                                             Par Value         Additional   Stock         During the   Stockholders'
                                                         -------------------
                                    Number of Shares     Preferred  Common     Paid-in      Subscription  Development     Equity
                                  --------------------
                                  Preferred    Common     Stock     Stock       Capital     Receivable       Stage      (Deficiency)
                                  --------  ----------   -------   ---------   ----------   -----------   -----------  ------------
February 19, 1997 (Inception)            0           0   $      0  $        0  $          0 $        0  $           0  $          0

2/97 - founder's serv. ($0.001/sh.)      0   9,000,000          0       9,000             0          0             0          9,000
3/97 - cash ($0.01/sh.)                  0   1,400,000          0       1,400        12,600    (12,274)            0          1,726

Net loss                                 0           0          0           0             0          0       (22,981)
                                  --------- -----------   --------  ----------  ------------ ---------- -------------  -------------

BALANCE,
December 31, 1997                        0  10,400,000   $      0  $   10,400  $     12,600  $  (12,274)$     (22,981) $    (12,255)

3/19 - donated-rel. party ($0.001/sh.)   0  (9,000,000)         0      (9,000)        9,000          0             0              0
3/19 - acquisition ($0.001)              0   9,000,000          0       9,000        (9,000)         0             0              0
3/20 - cash received                     0           0          0           0             0     12,274             0         12,274
2nd qtr, - cash ($1.00/sh.)              0     144,000          0         144       143,856          0             0        144,000
3rd qtr. - cash ($1.00/sh.)              0      10,000          0          10         9,990          0             0         10,000
3rd qtr. - cash ($0.75/sh.)              0      53,333          0          53        39,947          0             0         40,000
3rd qtr. - cash ($0.50/sh.)              0      20,000          0          20         9,980          0             0         10,000
3rd qtr. - cash ($0.25/sh.)              0     100,000          0         100        24,900          0             0         25,000
3rd qtr. - cash $0.10/sh.)               0     627,000          0         627        62,073    (62,700)            0              0
3rd qtr. - services ($0.10/sh.)          0     473,000          0         473        46,827          0             0         47,300
4th qtr. - cash ($0.15/sh.)              0     396,666          0         397        56,103          0             0         56,500
4th qtr. - services ($0.15/sh.)          0     275,000          0         275        40,975          0             0         41,250
4th qtr. - cash ($0.19/sh.)              0      80,000          0          80        14,920          0             0         15,000

Net loss                                 0           0          0           0             0          0      (507,685)      (507,685)
                                  --------- -----------   --------  ----------  ------------ ---------- -------------  -------------
BALANCE,
December 31, 1998                        0  12,578,999          0      12,579       465,171    (62,700)     (530,666)      (115,616)

1st qtr. - cash ($0.22/sh.)              0     687,499          0         687       149,313          0             0        150,000
1st qtr. - services ($0.87/sh.)          0     493,760          0         494       429,070          0             0        429,564
2nd qtr. - cash received                 0           0          0           0             0     60,000             0         60,000
2nd qtr. - cash ($4.00/sh.)          1,150           0          1           0         4,599          0             0          4,600
2nd qtr. - cash ($0.15/sh.)              0   2,005,000          0       2,005       293,995          0             0        296,000
3rd qtr. - cash ($0.40/sh.)              0     437,500          0         438       174,562          0             0        175,000
3rd qtr. - cash received                 0           0          0           0             0      2,700             0          2,700
3rd qtr. - services ($1.00)              0      10,000          0          10         9,990          0             0         10,000
4th qtr. - services ($0.21)              0     210,000          0         210        43,540          0             0         43,750

Net loss                                 0           0          0           0             0          0    (1,973,834)    (1,973,834)
                                  --------- -----------   --------  ----------  ------------ ---------- -------------  -------------
BALANCE,
December 31, 1999                    1,150  16,422,758   $      1  $   16,423  $  1,570,240  $        0 $  (2,504,500) $   (917,836)
                                  ========= ===========   ========  ==========  ============ ========== =============  =============






     The accompanying notes are an integral part of the financial statements

                                IPVoice.com, Inc.
                        (A Development Stage Enterprise)
                      Consolidated Statements of Cash Flows



                                                                                                                 Period from
                                                                                                              February 19, 1997
                                                                                                                 (Inception)
                                                                             Year Ended December 31,               through
                                                                       -----------------------------------

                                                                           1999              1998           December 31, 1999
                                                                     ----------------- ----------------- -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $      (1,973,834)$        (507,685)$            (2,504,500)
  Adjustments to reconcile net loss to net cash used by
      operating activities:
         Stock issued for services - related party                              34,064            88,550                 131,614
         Stock issued for services - other                                     449,250                 0                 449,250
         Depreciation                                                           36,185             4,343                  40,528
         Interest credited to certificate of deposit                              (205)                0                    (205)
  Changes in operating assets and liabilities
         (Increase) decrease in inventory                                       (7,586)         (152,980)                 (7,586)
         (Increase) decrease in accounts receivable                           (108,100)                0                (108,100)
         (Increase) decrease in prepaid expenses                               (16,865)                0                 (16,865)
         Increase (decrease) in accounts payable - trade                       134,707           191,817                 326,524
         Increase (decrease) in accounts payable - officer                     (16,865)           34,268                  17,403
         Increase (decrease) in accounts payable - related party                20,332             6,564                  40,896
         Increase (decrease) in deferred revenue                                 7,821                 0                   7,821
         Increase (decrease) in accrued payroll taxes                          (34,725)           35,730                   1,005
         Increase (decrease) in accrued interest                                12,690                 0                  12,690
                                                                     ----------------- ----------------- -----------------------

Net cash used by operating activities                                       (1,463,131)         (299,393)             (1,609,525)
                                                                     ----------------- ----------------- -----------------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase certificate of deposit                                              (25,000)                0                 (25,000)
  Purchase of property and equipment                                          (223,135)          (41,968)               (418,083)
                                                                     ----------------- ----------------- -----------------------

Net cash used by investing activities                                         (248,135)          (41,986)               (443,083)
                                                                     ----------------- ----------------- -----------------------

CASH FLOW FROM FINANCING ACTIVITIES :
Increase (decrease) in advance from shareholder                                (24,750)           24,750                       0
Proceeds from notes payable                                                  1,145,400                 0               1,145,400
Common stock issued for cash                                                   621,000           303,500                 926,226
Preferred stock issued for cash                                                  4,600                 0                   4,600
Proceeds from stock subscription receivable                                     62,700            12,274                  74,974
                                                                     ----------------- ----------------- -----------------------

Net cash provided by financing activities                                    1,808,950           340,524               2,151,200
                                                                     ----------------- ----------------- -----------------------

Net increase (decrease) in cash                                                 97,684              (837)                 98,592

CASH, beginning of period                                                          908             1,745                       0
                                                                     ----------------- ----------------- -----------------------

CASH, end of period                                                  $98,592           $             908 $98,592
                                                                     ================= ================= =======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Interest paid in cash                                       $          51,697 $               0 $                51,697
                                                                     ================= ================= =======================

Non-Cash Financing Activities:
         Stock subscription receivable                               $0                $         (62,700)$0
                                                                     ================= ================= =======================

         Donated capital - related party                             $0                $           9,000 $9,000
                                                                     ================= ================= =======================

         Inventory transferred to property and equipment             $         152,980 $               0 $               152,980
                                                                     ================= ================= =======================



     The accompanying notes are an integral part of the financial statements

                                IPVoice.com, Inc.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Principles
       The  Company  IPVoice.com, Inc.,  (the "Company"),  is a Nevada chartered development stage corporation which conducts business from its headquarters in Phoenix, Arizona. The Company was incorporated on February 19, 1997 as Nova Enterprises, Inc., and changed its name to IPVoice Communications, Inc. in March 1998, and to IPVoice.com, Inc. in April 1999. The company is principally involved in the internet telephone industry. The Company is in the development stage. Although the Company has received revenue, it is not yet considered material to its intended operations. Company has received limited operating revenues and will continue to incur expenses during its development, possibly in excess of revenue.

           The following summarize the more significant accounting and reporting policies and practices of the Company:

          a) Use of estimates The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the year then ended. Actual results may differ from those estimates.

          b) Significant acquisition In March 1998, IPVoice.com, Inc., a Nevada corporation, acquired 100% of the issued and outstanding shares of the common stock of IPVoice Communications, Inc., a Delaware corporation, in a reverse merger, which was accounted for as a reorganization of the Delaware company.

          c) Principles of consolidation The consolidated financial statements include the accounts of IPVoice.com, Inc. and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated.

          d) Net loss per share Basic net loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

          e) Stock compensation for services rendered The Company issues shares of common stock in exchange for services rendered. The costs of the services are valued according to generally accepted accounting principles and have been charged to operations.

          f) Inventory Inventory consists of unused telephone time related to the prepaid calling cards sold. The Company receives transaction reports by activated PIN codes from the long distance provider.

          g) Property and equipment All property and equipment is recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred.

          h) Revenue  recognition The Company currently has two revenue streams:
          1) prepaid telephone calling cards and 2) the sale of its "Gateways". The Company recognizes revenue on the prepaid telephone cards based upon actual usage as provided by the service provider in reports detailing usage by activated PIN codes. Since

                                IPVoice.com, Inc.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Principles (Continued)

           h) Revenue recognition (continued) the Company requires payment in full by the wholesaler upon PIN code activation, in blocks, the amount received by the Company in excess of that reported by the provider is classified as deferred revenue. Revenue from the sale of the Company's "Gateways" is recognized upon acceptance of the equipment by the purchaser. Although the accounting for the two revenue streams is different, they are both part of the Company's single line of business.

          i) Research and development Research and development costs are expensed in the period incurred.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 16,422,758 and 12,578,999 shares of common stock issued and outstanding at December 31, 1999 and 1998, respectively. The Company has 1,150 and 0 shares of senior convertible preferred stock issued and outstanding at December 31, 1999 and 1998, respectively. In February 1997, the Company issued 9,000,000 shares to its founder for services rendered to the Company valued at par value, or $9,000. In March 1997, the Company completed a Regulation D Rule 504 Placement for 1,400,000 shares in exchange for $14,000 cash.

           In March 1998, a majority shareholder donated 9,000,000 shares of common stock to the Company. 9,000,000 shares were simultaneously issued for the acquisition of IPVoice Communications, Inc., a Delaware corporation (Note (1)(b). During the second quarter of 1998, the Company issued 144,000 shares of common stock for $144,000 in cash. The Company issued 473,000 shares of common stock for services rendered, valued at the current market rate of $47,300, during the third quarter of 1998. Also during the third quarter, the Company issued 183,333 shares of common stock for $85,000 in cash, and 627,000 shares of common stock for a subscription receivable of $62,700. In the fourth quarter of 1998, the Company issued 275,000 shares of common stock for services rendered, valued at the current market rate of $41,250. In the same quarter, 476,666 shares of common stock were issued for $121,800 in cash.

           In January 1999, the Company issued 93,760 shares of common stock in exchange for services, valued at $14,064. In January and February 1999, the Company issued 499,999 shares of common stock in exchange for $75,000 in cash. In March 1999, the Company issued 187,500 shares of common stock for $75,000 in cash. These issuances were to then current stockholders. In March 1999, the Company issued 400,000 shares of common stock for services, valued at the current market rate of $415,500, to three previously unrelated entities.

           In April 1999, the Company issued 250,000 shares of common stock to an existing stockholder for $100,000 cash. In April 1999, an existing stockholder exercised a warrant for 155,000 shares of common stock by tendering $100,000 cash. In April 1999, an existing stockholder exercised a warrant for 1,600,000 shares of common stock by tendering $96,000 in cash. In the second quarter, the Company completed a Regulation D Rule 506 Private Placement for units, which included the issuance of 1,150 shares of senior convertible preferred stock in exchange for $4,600 in cash. These senior convertible preferred shares, as a group, are convertible into common shares equaling 51% of the issued and outstanding common shares after conversion, in the event of an uncured default of the notes payable.

                                IPVoice.com, Inc.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements


(2) Stockholders' Equity (Continued) In July 1999, the Company discovered that it had failed to issue and record 10,000 shares of common stock in exchange for legal services, valued at $10,000 in 1997, as originally contracted. These shares were recorded in July 1999. In August 1999, the Company issued 437,500 shares of common stock for $175,000 cash. All common stock shares issued in exchange for cash, except the two warrant exercises, were subscribed for in January 1999. In November 1999, the Company issued 10,000 shares of common stock in exchange for services valued at $23,750. In December 1999, the Company discovered that it had failed to issue and record 200,000 shares of common stock for services valued at $20,000, which had been contracted for in October 1998, and were recorded in December 1999.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $2,504,500, which expire beginning December 31, 2117. There may be certain limitations on the Company's ability to utilize the loss carry-forwards in the event of a change of control resulting from the conversion of the senior convertible preferred stock, should that occur.

           The amount recorded as a deferred tax asset, cumulative as of December 31, 1999, is $1,002,000, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $1,002,000, as the Company has no history of profitable operations.

           The significant components of the net deferred tax asset as of December 31, 1999 are:


Net operating losses                          $             1,002,000
                                              -----------------------
Valuation allowance                                        (1,002,000)
                                              -----------------------
Net deferred tax asset                        $                     0
                                              =======================

(4) Going Concern As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $2,504,500 since inception. At December 31, 1999, the Company reflects negative working capital of approximately $150,000 and stockholders' deficiency of approximately $918,000. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company has retained the services of a registered broker/dealer and is in negotiations with an investment group, introduced by the broker/dealer, for an investment of up to $5,000,000 in the Company.

(5) Related Parties At December 31, 1999, the Company owed two of its officers $17,403 for reimbursement of expenses paid on behalf of the Company. This amount is represented in Accounts payable - officer. At December 31, 1999, the Company owed two of its shareholders $40,896 for consulting services performed on behalf of the Company. This amount is represented in Accounts payable - related party. Total consulting fees incurred to a shareholder during the year amounted to $131,064. Consulting fees in the amount of $136,500 were paid to two officers, $30,000 of which was paid to one officer prior to his election.

                                IPVoice.com, Inc.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements


(5) Related Parties (Continued) During the year ended December 31, 1998, one of the Company's shareholders advanced funds totaling $24,750 for payment of general operating expenses. This amount was repaid in 1999.

           During 1999, the Company purchased for cash approximately $14,000 of furniture and fixtures from an officer of the Company at the fair market value.

(6) Significant Acquisition On April 7, 1999, the Company acquired all of the issued and outstanding common stock of SatLink 3000, Inc., d/b/a Independent Network Services, a Nevada Corporation (INS). The Company issued 250,000 shares of redeemable convertible preferred shares. Each share is convertible, on or after one year after Closing, into one share of the Company's common stock or, at the shareholder's option, redeemable by the Company at a price of $2 per share, giving a total valuation of $500,000 to this transaction.

           During the course of the audit of the SatLink 3000, Inc. 1998 financial statements, certain information was disclosed to the Company. Based on this information, the Board of Directors elected, on October 29, 1999, to rescind the acquisition transaction ab initio and nullify the above-mentioned agreements with the President and Chief Executive Officer of SatLink 3000, Inc. These transactions are being treated as if they never occurred, except for the assumption of an office space lease and the writeoff of a receivable of $48,532.

(7) Private Offering of Securities During the second quarter of 1999, the Company raised $1,150,000 through the issuance of forty-six investment units in the amount of $25,000. Each unit consisted of a two-year note in the principal amount of $24,900, with a maturity of June 3, 2001, with interest payable quarterly at 9% per annum; a warrant for 18,750 shares of common stock of the Company; and twenty-five senior convertible preferred shares. The preferred shares, as a group, are convertible into common shares equaling 51% of the issued and outstanding common shares after conversion, in the event of an uncured default of the notes payable. The note payable maturity can be extended for two additional years at the option of the Company, with no consideration to the unit holders.

(8) Restricted Certificate of Deposit In October 1999, the Company purchased a $25,000 one-year certificate of deposit, which bears interest at the rate of 4.89%. The Company has pledged this CD as collateral to a Letter of Credit in the amount of $25,000 issued in favor of the supplier of prepaid telephone card services as a guarantee of payment.

(9) Commitments and Contingencies

           a) Consulting agreements - related parties In December 1997, the Company entered into a consulting agreement with a previously unrelated company controlled by the present Chairman of the Board of Directors of the Company. This agreement, as amended, called for the payment of $5,000 per month for six years. This agreement was subsequently amended by verbal agreement, increasing the payment to $12,500 per month and in September 1999, reduced to $7,500 per month until the Company is profitable. At December 31, 1999, the Company is obligated to pay a total of $90,000 in 2000, $90,000 in 2001 and $82,500 in 2002.

                                IPVoice.com, Inc.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements


(9) Commitments and Contingencies (Continued)

           a) Consulting agreements - related parties (continued) In October 1998, the Company entered into a consulting agreement with a previously unrelated party. This agreement called for the issuance of 350,000 shares of common stock valued at $35,000, an option for 1,600,000 shares of common stock at an exercise price of $0.06 per share, an option for 350,000 shares of common stock at an exercise price of $3.90 per share, a five-year warrant for common stock shares equal to five per cent of the then issued and outstanding common stock at exercise with a strike price of $1.00 per share and consulting fees for a 30 month period, beginning in September 1998, in the amounts of : $4,000 per month for the first 6 months, $6,000 per month for the next 12 months, and $8,000 for the last 12 months. At December 31, 1999, fifteen months remain under this agreement. The Company is obligated for payments totaling $90,000 in 2000, and $24,000 in 2001.

           At the end of the first quarter of 1999, the Company entered into three marketing agreements with three previously unrelated companies. Those agreements called for the issuance of 100,000, 200,000 and 100,000 shares of common stock. One agreement also called for the performance based issuance of up to 150,000 shares of common stock and the performance based issuance of warrants for up to 450,000 shares of common stock, with an exercise price of $2.50 per share.

           b) Consulting agreements - other In June 1999, the Company entered into a one-year consulting agreement with an unrelated individual which called for payment of $100,000. In 1999, the Company paid
           $45,800 of this fee, and is obligated to pay the $54,200 balance during 2000.

           c) Leases The Company entered into a one-year lease for its office space beginning in August 1999. The Company is obligated to rental payments amounting to $27,000 in 2000. In 1999, the Company paid $35,000 in office rent. In November 1999, the Company entered into a one-year lease for an apartment for the Company's use. In 1999, the Company paid $1,700 in rent, and is obligated to pay $8,700 in 2000.

           d) Lawsuits In December 1999, SatLink filed a lawsuit alleging breach of contract as a result of the recission of the acquisition in October 1999, as discussed in Note 6 above. In December 1999, the former CFO of the Company filed a lawsuit alleging breach of contract as a result of the recission of the employment agreement in October 1999, as discussed in Note 6 above. The Company believes these suits have no merit and intends to vigorously defend them.

           e) Employment agreements In April 1998, the Company entered into three-year employment agreements with the President and the Senior Vice President. These agreements call for salaries in the amount of $150,000 per year for each of those officers. In September 1999, those officers agreed to reduce this compensation to $90,000 per year until such time as the Company is profitable. The reduction agreements do not call for an accrual and payment of the difference. In November 1999, the Company entered into a two-year employment agreement with its Executive Vice President, (EVP), which calls for a salary of $78,000 per year and granted the EVP four-year options for 50,000 shares of common stock, with an exercise price of $1.75. These options are not exercisable until the stock trades above $7.50 and $12.00 per share for ten days out of thirty consecutive days, one-half and one-half, respectively. The Company is obligated to pay a total of $258,000 in 2000 and $110,000 in 2001, under these employment agreements.

                                IPVoice.com, Inc.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements


(10) Subsequent Events

           a) Leases In January 2000, the Company entered into a financing lease for a telephone system valued at $13,000, which calls for the Company to make payments totaling $4,500 per year for four years.

           In January 2000, the Company entered into a three-year operating lease with a stockholder of the Company. This lease calls for a fair market value purchase at lease end. The lease is for the Company's "Gateway" equipment located in New York City and Los Angeles. The Company is obligated to the following payments: $36,800 in 2000; $40,000 in 2001; $40,000 in 2002 and $3,300 in 2003.

           b) Stock option plan In December 1999, the stockholders approved for the Board of Directors to adopt an employee stock option plan. This plan reserves up to 1,000,000 shares to be issued upon the exercise of such granted options. The plan, which was not finalized until early 2000, allows for the grant of qualified and non- qualified options, as defined by Section 422 of the Internal Revenue Code of 1986, as amended. To be eligible, a grantee must have been employed by the Company for a minimum of 60 days, or be a Director of the Company. The plan contains various exercise price calculation formats. No options have been granted pursuant to this plan.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

           None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

           (a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.


Name                 Age      Position(s) with Company
---------           ----      --------------------------
Barbara S. Will      47       Director, President and Chief Operating
                              Officer

Anthony Welch        31       Director, Senior Vice President of Research
                              and Development

Harry R. Bowman      56       Executive Vice President

Julie J. Bahavar     54       Controller [Chief Accounting Officer]

James K. Howson      57       Chairman, Chief Executive Officer

Russell Watson       50       Director

           All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. The officers and directors will devote such time and effort to the business and affairs of the Company as may be necessary to perform their responsibilities as executive officers and/or directors of the Company.

Family Relationships

           There are no family relationships between or among the executive officers and directors of the Company.

Business Experience

           Barbara S. Will, age 47, currently serves as Director, President and COO. She has served as a Director, President and COO since March 1998. She previously served as Chairman between March 1998 to June 1999. Ms. Will has over twenty (20) years of experience in all areas of telecommunications, both domestic and international. Prior to joining IPVC, from 1984 to 1997, Ms. Will was in a senior capacity with MCI and was responsible for signing some of the largest contracts with a carrier/reseller in MCI's history. Her vast industry experience includes international and international private line; International 800; data; DSO, DSI, DSC, OC3; dedicated in and outbound; One-Plus; calling and debit cards; Operator Assistance; Internet; Enhanced Services; and Enhanced Network. During her time at MCI, she received numerous awards for her outstanding performance. Ms. Will attended Colorado State University for two years.

           Anthony K. Welch, age 31, current serves as a Director and the Senior Vice-President. He has served as a Director and Senior Vice President since March, 1998 and as Senior Vice President of Research and Development since August 1999. Anthony Welch is the original designer of the MultiCom, AuditRite, and TrueConnect platforms and has served as Special Consultant to various telecommunications organizations. From 1997 to 1998, Mr. Welch was involved in the formation of the Company and the development of the MultiCom Business Management Software. From 1991 to 1997, Mr. Welch served as Special Consultant and Project Design Leader for such organizations as Nation's Bank CS Headquarters, Frito-Lay Worldwide Headquarters, NEC America Mobile Radio/Cellular/Pager Division Headquarters, and Southwestern Bell Mobile (Cellular/Pager) Systems Headquarters. Mr. Welch has received numerous awards and recognition for his work in Artificial Intelligence - both in Military and Academic circles - and has applied this experience to creating technology solutions that are both intelligent and flexible. The technology behind the MultiCom system has received recognition from several telecom trade magazines ("Computer Telephony" and "Telephony" magazines). Mr. Welch obtained first place in the International Science competition for Artificial Intelligence at the age of 17. Mr. Welch attended the University of Mississippi and was the first freshman in the history of the college to be admitted into the artificial intelligence Ph.D. Program.

           Harry R. Bowman, age 56, currently serves as Executive Vice President. He has served as Executive Vice President since November 1999. Mr. Bowman is an experienced telecommunications operations professional who was employed by AT&T from 1961 until 1995, when he retired. During his time with AT&T, Mr. Bowman held various managerial positions, last serving as Manager for Creative Software, where he was responsible for sales, contracts, personnel and financials. Previously he had served as Manager of Technical Services, Date Center Operations and in other management positions. After spending four years in retirement, Mr. Bowman was provided with the opportunity to join the Company has its Executive Vice President, which he accepted. Mr. Bowman holds a BS Degree in Accounting from St. Joseph's University, Philadelphia, Pennsylvania.

           Julie J. Bahavar, age 54, currently serves as Controller [Chief Accounting Officer]. She has served in this capacity since March 1, 2000. During1999, Ms. Bahavar served as Chief Financial Officer/Controller for the Arizona Industries for the blind, which is a manufacturing, distribution and retail sales operation. During 1998, Ms. Bahavar was a Senior Financial Analyst for Apollo Group Inc. From 1994 through 1997, Ms. Bahavar was an independent consultant, representing such companies as Carboraudom Micro Electronics and Wells Fargo Bank. From 1985 to 1994, Ms. Bahavar was employed as a Budget Manager and Audit Manager with the State of Arizona. Ms. Bahavar received a BS Degree in Accounting from the University of Denver in 1979 and an MBA from the University of Denver in 1981. She is a Certified Public Accountant certified in the States of Arizona and Colorado.

           James K. Howson, age 57, currently serves as Chairman and Chief Executive Officer. He has served as Chairman since June1999 and as Chief Executive Officer since September 1999. Mr. Howson is an entrepreneur and has been an investor for thirty (30) years in small businesses and start-up companies in Europe, Latin American and the United States. From 1991 to 1996, Mr. Howson was an investor in and consultant to Mid-America Venture Capital Partners, Inc., a privately held company that provided seed capital to promising young businesses. Mr. Howson was also an investor in Environmental Systems, Inc. located in Lancaster, Pennsylvania. Mr. Howson attended Roan College in London England in 1959.

           Russell Watson, age 50, currently serves as a Director. He has served as a Director since September, 1999. Currently, Mr. Watson is the Business Manager for Behrwood Capital Service, Inc., an investment management company which he joined in 1998. Also, he is the Vice President of Operations for Venison America, Inc., a meat processor and distributor which he joined in 1998. From 1994 to 1998, Mr. Watson was Operations Manager for Mid-Atlantic Snack, Inc., a snack food distributor. Mr. Watson owned and operated a snack food marketing business from 1993 to 1994. From 1974 to 1993, Mr. Watson was CFO and Operations Manager for Weyerhauser Company, Hardwood Division. Mr. Watson received a B.S. degree from Indiana University of Pennsylvania in 1971.

           (b)       Section 16(a) Beneficial Ownership Reporting Compliance

           No Director, Officer, Beneficial Owner of more than ten percent (10%) of any class of equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10.  Executive Compensation

Name and           Year     Annual      Annual    Annual    LT       LT         LTIP          All
Post                        Comp        Comp      Comp      Comp     Comp       Payouts       Other
                            Salary      Bonus     Other     Rest     Options                   (1)
                                        ($)                 Stock
-----------------------------------------------------------------------------------------------------
Barbara            1997     $   -0-     $ -0-                                                 $-0-
S. Will,           1998     $48,000     $ -0-                                                 $-0-
Director,          1999     $106,956    $ -0-                                                 $-0-
President and
COO
-----------------------------------------------------------------------------------------------------
James K.           1997                           $   -0-                                     $-0-
Howson,            1998                           $35,000                                     $-0-
Chairman and       1999                           $   -0-                                     $-0-
Chief                                                (2)
Executive
Officer

------------------------------------------------------------------------------------------------------
Anthony            1997     $   -0-     $ -0-                                                 $-0-
K. Welch,          1998     $48,000     $ -0-                                                 $-0-
Director and       1999     $51,996     $ -0-                                                 $-0-
Senior Vice-
President of
Research and
Development
-----------------------------------------------------------------------------------------------------
Harry R.           1999     $10,734               $30,000            50,000                   $-0-
Bowman,                      (4)                   (4)
Executive
Vice
President
------------------------------------------------------------------------------------------------------
Peter M.           1997     $   -0-     $ -0-                                                 $-0-
Stazzone,          1998     $   -0-     $ -0-                                                 $-0-
Director,          1999     $ 52,500    $ -0-                                                 $-0-
Secretary,
Treasurer and
Chief Financial
Officer and
President of INS (3)
------------------------------------------------------------------------------------------------------
Michael            1997     $   -0-                                                           $-0-
McKim, Vice        1998     $44,076                                                           $-0-
President of       1999     $63,750                                                           $-0-
Research and
Development
(3)
------------------------------------------------------------------------------------------------------

(2) All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employee.

(3) Ms. Will and Mr. Welsh have agreed effective September 1999 voluntarily to reduce each of the salaries to $90,000 per year and Condor has agreed effective September 1999 to reduce its consulting fees to $90,000 per year. Each of these agreed reductions shall continue until the Company is profitable and there are no accruals of any unpaid amounts under their respective contracts. Further, none of the parties has any expectations regarding the amount foregone at any future date.

(4) Mr. Howson was a consultant to the Company prior to becoming the Chief Executive Officer in June 1999 and continues to be paid under the consulting agreement the Company has with Condor which had a six (6) year term commencing November 1997.

(4) Mr. Bowman joined the Company in November, 1999 and the salary reflects payments made from that date. Prior to joining the Company, Mr. Bowman provided consulting services which are reflected as other compensation for 1999. In addition to health insurance, Mr. Bowman receives travel, living, automobile and subsistence allowances and has use of the corporate apartment when he is in Phoenix.

(5) Mr. Stazzone was terminated on October 29, 1999. Mr. McKim resigned in September 1999.

Year End Option Values for Executive Officers


Name (1)     Exercised     Value Realized     No. of           Value of
                                              Unexercised      Unexercised
                                              Exercisable/     Exercisable/
                                              Unexercisable    Unexercisable

Barbara S.      -0-          -0-                  -0-/-0-          -0-/-0-
Will
Anthony K.      -0-          -0-                  -0-/-0-          -0-/-0-
Welch
Harry R.        -0-          -0-                  50,000/-0-       $-0-/-0- (2)
Bowman
James K.        -0-          -0-                  -0-/-0-          -0-/-0-
Howson

(1) Neither Mr. Stazzone nor Mr. McKim were included in this table because they were not executive officers at the year end 1999 and neither had any unexercised exercisable/unexercised options.

(2) No value has been placed on their options because only one half may be exercised when the Company's stock has traded for a designated period at $7 and the other half may be exercised when the Company's stock has traded for a designated period at $12. At the time the options were granted, the Company's Common Stock was trading at $1.75.

           The Company has adopted an Employee Stock Option Plan and a Consultant Stock Option Plan.

Employee Contracts and Agreement

           The Company has entered into employment agreements with Ms. Will, Mr. Welch and Mr. Bowman. In addition, the Company had an agreement with Mr. Stazzone which was rescinded at the same time as the INS transaction was rescinded ab initio.

           In April 1998, the Company entered into an employment agreement with Barbara S. Will, the Company's President and COO for a term of three (3) years at a salary of $150,000 per year. Ms. Will received 3,000,000 shares of the Company's Common Stock at the time of the share exchange agreement between the Company and IPVCDE. Ms. Will has agreed effective September 1999 voluntarily to reduce her salary to $90,000 per year. This agreed reduction will continue until the Company is profitable and there are no accruals of any unpaid amounts under her contract. Further, Ms. Will has no expectations regarding the amount foregone at any future date.

           In April 1998, the Company entered into an employment agreement with Anthony K. Welch, the Company's Senior Vice President of Research and Development for a term of three (3) years at a salary of $150,000 per year. Mr. Welch received 3,000,000 shares of the Company's Common Stock at the time of the share exchange agreement between the Company and IPVCDE in consideration of all of his rights, title and interest in the Company's proprietary software. Mr. Welch has agreed effective September 1999 voluntarily to reduce his salary to $90,000 per year. This agreed reduction will continue until the Company is profitable and there are no accruals of any unpaid amounts under his contract. Further, Mr. Welch no expectations regarding the amount foregone at any future date.

           On November 11, 1999, the Company executed a letter employment agreement dated November 10, 1999 with Harry R. Bowman. Under the terms of the agreement, Mr. Bowman is to serve as an Executive Vice President of the Company for a term of two (2) years at a base salary of $78,000 per year. In addition, Mr. Bowman, a resident of Pennsylvania, receives health insurance, a paid vacation, travel twelve (12) times a year to his residence and living, automobile and subsistence allowances. Mr. Bowman is required to spend at least three (3) weeks a month at the Company's offices in Phoenix and one (1) week a month at a location to be decided in Pennsylvania. Mr. Bowman has use of the corporate apartment when he is in Phoenix. The agreement included a sixty (60) day probationary period. Under the terms of the agreement, Mr. Bowman was granted four (4) years options to purchase 50,000 shares of the Company's Common Stock at an exercise price of $1.75 exercisable one half when the stock trades for any ten (10) days out of thirty (30) consecutive days at or above $7.00 per share and one half when the stock trades at or above $12.00 in the same manner. Any shares acquired under the option must be held for the two-year period in which Mr. Bowman has committed to work for the Company, and, in the event the commitment is not met or Mr. Bowman is discharged due to poor performance or cause, unexercised options expire and shares acquired are forfeited. For such offering, the Company relied upon Section 4(2) of the Act and Rule 506 and
Section 201.[70 P.S. 1.201] of the Pennsylvania Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

           In April 1999, the Company entered into an employment/compensation agreement with Peter M. Stazzone, the President of INS and Chief Financial Officer, Treasurer an Secretary of the Company for term of three (3) years at a base annual salary of $140,000 commencing August 1999. Pursuant to the Employment Agreement, Mr. Stazzone received 200,000 shares of the Company's Restricted Common Stock, a stock bonus of 100,000 shares of the Restricted Common Stock deemed earned on the date of the Share Exchange Agreement, but to be delivered on the earlier of (i) the first anniversary date or (ii) Mr. Stazzone's termination and options to purchase an additional 200,000 shares of the restricted Common Stock of the Company exercisable for a period of three (3) years at an exercise price of $1.00 per share. The Company voted to unwind the INS transaction ab initio, to rescind the issuances made under the acquisition and the employment agreements and to terminate Mr. Stazzone's employment. Mr. Stazzone has instituted suit against the Company. See Part III, Item 12. "Certain Relationships and Related Transactions".

Key Man Life Insurance

           The Company does not have nor does it intend to apply for Key Man Life Insurance.

Employee and Consultants Stock Option Plans

           On December 9, 1999, the shareholders adopted an executive incentive stock award plan under which 1,000,000 are reserved for grants under the plan. The plan takes effect on January 1, 2000 and terminates on December 31, 2005. Under the plan, options can be granted to select employees, officers, executives, directors and consultant and advisors to the Company. It is intended that all options be granted at fair market value on a particular date determined by the Compensation and Option Committee which is made up of James Howson, Director and Chief Executive Officer and Russell Watson, Director; however, a lesser price may be set by such Committee. The exercise period for the options is determined by the Committee but cannot exceed six (6) years. Pursuant to the terms of the approved plan, the Board of Directors is authorized to alter, amend or modify the plan under certain conditions. The Board of Directors approved a modified plan on February 28, 2000 that maintains the key features of the approved plan as required. See Part III, Item 12. "Certain Relationships and Related Transactions."

Compensation of Directors

           The Company has no standard arrangements for compensating the Directors of the Company for their attendance at meetings of the Board of Directors.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

           The following table sets forth information as of December 31, 1999, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of Common Stock beneficially owned.

Name and Address of            Title of        Amount and Nature of   Percent of
Beneficial Owner               Class           Beneficial Owner          Class
--------------------------------------------------------------------------------


James Howson (2)(3)           Common              0                      0.0%
7553 South Mount Zirkel
Littleton, CO 80127

Barbara S. Will(3)            Common           3,000,000                18.267%
8027 East La Junta Road
Scottsdale, AZ 85255

Anthony K. Welch(3)           Common           2,856,523                17.394%
6554 South Olympian Road
Evergreen, CO 80439

Harry R. Bowman (4)           Common                  0                  0.0%
181 Woodland Drive
York, PA 17403

Russell Watson                Common                  0                  0.0%
105 Leader Heights Road
York, PA 17403 (5)

Condor Worldwide, Ltd.  (2)(3)Common           3,000,000                18.237%
328 Bay Street
Nassau, The Bahamas

All Executive Officers and
Directors as a Group
(Five (5) persons)                             8,856,523                53.928%
----------

(1) The percentages are based upon 16,422,758 shares of Common Stock outstanding as of December 31, 1999. In addition to the shares owned by the Executive Officers and Directors, said officers and directors own (including those beneficially held) options to purchase 70,000 shares of the Company's Common Stock. In the event all such options to purchase were exercised, this group would own a total of 8,926,523 shares of the Company's Common Stock which would represent 54.124% of the total shares of Common Stock outstanding. None of these options may be exercised within thirty (30) days, and then only in the event that the Company's stock trades for any ten (10) days out of that thirty (30) consecutive days period at or above $7.00.

(2) In November 1997, prior to its acquisition by the Company, IPVCDE entered into a consulting agreement with Condor, whereby Condor agreed to provide certain sales, marketing and public relations services in exchange for 600,000 shares of IPVCDE's unrestricted Common Stock to be issued upon listing of IPVCDE's stock on the OTC Bulletin Board. Such shares were never issued and the agreement was amended in July 1998 deleting the issuance of such shares. The consulting agreement was modified in July 1998 to revoke all interest in the shares. The term of the Agreement was for a period of six (6) years and is still in effect. James K. Howson, the Company's Chairman and CEO, serves as the Chairman and CEO of Condor and he is the beneficial owner of Condor. Effective September 1999, Condor agreed to reduce its consulting fees to $90,000 per year. This agreed reduction will shall continue until the Company is profitable and there are no accruals of any unpaid amounts under the Condor contract. Further, none Condor has no expectations regarding the amount foregone at any future date. See Part III, Item 12. "Certain Relationships and Related Transactions".

(3) In March 1998, the Company's predecessor, Nova, entered into a share exchange agreement with IPVCDE and its shareholders whereby Nova issued 9,000,000 shares of its restricted Common Stock valued at $9,000 to IPVCDE's shareholders for all of the outstanding capital stock of IPVCDE, which then became a wholly-owned subsidiary of Nova. In connection with the agreement, the Company entered into employment agreements with Barbara Will, its current Director, Chief Operating Officer and President and with Anthony Welch, designer of the Company's proprietary software, who currently serves as the Senior Vice-President of Research and Development. As part of the exchange, Ms. Will, Mr. Welch and Condor each received 3,000,000 shares of the Company's restricted common stock. Mr. Howson, the Company's Chairman and Chief Executive Officer, is the beneficial owner of Condor. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506, Section 11-51-308(1)(j) of the Colorado Code, Section 7309(b)(9) of the Delaware Code and Section 90.530(17) of the Nevada code. The Company relied on no state exemption for the issuance to Condor, which is a Bahamian corporation. See Part III, Item 12. "Certain Relationships and Related Transactions".

(4) On November 11, 1999, the Company executed a letter employment agreement dated November 10, 1999 with Harry R. Bowman. Under the terms of the agreement, Mr. Bowman is to serve as an Executive Vice President of the Company for a term of two (2) years at a base salary of $78,000 per year. In addition, Mr. Bowman, a resident of Pennsylvania, receives health insurance, a paid vacation, travel twelve (12) times a year to his residence and living, automobile and subsistence allowances. Mr. Bowman is required to spend at least three (3) weeks a month at the Company's offices in Phoenix and one (1) week a month at a location to be decided in Pennsylvania. Mr. Bowman has the use of the Company apartment when he is in Phoenix. The agreement included a sixty (60) day probationary period. Under the terms of the agreement, Mr. Bowman was granted four (4) years options to purchase 50,000 shares of the Company's Common Stock at an exercise price of $1.75 exercisable one half when the stock trades for any ten (10) days out of thirty (30) consecutive days at or above $7.00 per share and one half when the stock trades at or above $12.00 in the same manner. Any shares acquired under the option must be held for the two-year period in which Mr. Bowman has committed to work for the Company, and, in the event the commitment is not met or Mr. Bowman is discharged due to poor performance or cause, unexercised options expire and shares acquired are forfeited. For such offering, the Company relied upon Section 4(2) of the Act and Rule 506 and Section 201.[70 P.S. 1.201] of the Pennsylvania Code. See Part III, Item 12. "Certain Relationships and Related Transactions."

(5) At a meeting of the Board in November 1999, the Company granted to Russell Watson, a Director of the Company, four (4) years options to purchase 20,000 shares of the Company's Common Stock at an exercise price of $1.75 exercisable one half when the stock trades for any ten (10) days out of thirty (30) consecutive days at or above $7.00 per share and one half when the stock trades at or above $12.00 in the same manner. For such offering, the Company relied upon Section 4(2) of the Act and Rule 506 and Section 201.[70 P.S. 1.201] of the Pennsylvania Code. See
     Part III, Item 12. "Certain Relationships and Related Transactions".

           There are no arrangements which may result in the change of control of the Company by such certain beneficial owners and management.


Item 12.  Certain Relationships and Related Transactions

           In February 1997, prior to its acquisition of IPVCDE, the Company sold 1,400,000 shares of its unrestricted Common Stock to sixty-nine (69) individuals for $14,000. For such offering, the Company relied upon Section 3(b) of the Securities Act of 1933, as amended (the "Act") and Rule 504 promulgated under Regulation D of the Act ("Rule 504") and Section 517.061(11) of the Florida Code, Section 4[5/4](G) of the Illinois Code, Section 90.530(11) of the Nevada Code, Section 78 A-17(9) of the North Carolina Code, Section 48-2-103(b)(4) of the Tennessee Code and Section 5[581-5]I(c) of the Texas Code. No state exemption was necessary for the sales made to Bahamian, Canadian or French investors.

            In November 1997, prior to its acquisition by the Company, IPVCDE entered into a consulting agreement with Condor, whereby Condor agreed to provide certain sales, marketing and public relations services in exchange for 600,000 shares of IPVCDE's unrestricted Common Stock to be issued upon listing of IPVCDE's stock on the OTC Bulletin Board. Such shares were never issued and the agreement was amended in July 1998 deleting the issuance of such shares. The consulting agreement was modified in July 1998 to revoke all interest in the shares. The term of the Agreement was for a period of six (6) years and is still in effect. James K. Howson, the Company's Chairman and CEO, serves as the Chairman and CEO of Condor and he is the beneficial owner of Condor. Effective September 1999, Condor agreed to reduce its consulting fees to $90,000 per year. This agreed reduction will shall continue until the Company is profitable and there are no accruals of any unpaid amounts under the Condor contract. Further, none Condor has no expectations regarding the amount foregone at any future date.

           During 1997, the Company incurred certain organizational expenses totaling $14,000 which were paid for by a company under common control. The balance owed to this related party at December 31, 1997 was paid in full during 1998.

           In March 1998, the Company's predecessor, Nova, entered into a share exchange agreement with IPVCDE and its shareholders whereby Nova issued 9,000,000 shares of its restricted Common Stock valued at $9,000 to IPVCDE's shareholders for all of the outstanding capital stock of IPVCDE, which then became a wholly-owned subsidiary of Nova. In connection with the agreement, the Company entered into employment agreements with Barbara Will, its current Director, Chief Operating Officer and President and with Anthony Welch, designer of the Company's proprietary software, who currently serves as the Senior Vice-President of Research and Development. As part of the exchange, Ms. Will, Mr. Welch and Condor each received 3,000,000 shares of the Company's restricted common stock. Mr. Howson, the Company's Chairman and Chief Executive Officer, is the beneficial owner of Condor. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506, Section 11-51-308(1)(j) of the Colorado Code, Section 7309(b)(9) of the Delaware Code and Section 90.530(17) of the Nevada code. The Company relied on no state exemption for the issuance to Condor, which is a Bahamian corporation.

           In April 1998, the Company sold 154,000 shares of its unrestricted Common Stock to five (5) investors for $154,000. For such offering, the Company relied upon Section 3(b) of the Act and Rule 504 and Section 517.061(11) of the Florida Code and Section 359(f)(2)(d) of the New York Code. No state exemption was necessary for the shares sold to a United Kingdom corporation.

           In July 1998, the Company sold 53,333 shares of its unrestricted Common Stock to one (1) investor for $40,000.75. For such offering, the Company relied upon Section 3(b) of the Act and Rule 504 and Section 517.061(11) of the Florida Code.

           In July 1998, the Company entered into a consulting agreement with Calpe, to provide public relations consulting services valued at $85,000 to the Company in exchange for 850,000 shares of the Company's unrestricted Common Stock, of which 200,000 shares were given to ICG pursuant to its consulting contract (as more fully described herein) and 23,000 shares were given to CI pursuant to its consulting contract (as more fully described herein). In consideration of its 627,000 shares, Calpe agreed to forego commissions equal to $62,700 from IPVC product sales. The term of the Agreement was for a period of three (3) years and is still in effect. For such offering, the Company relied upon Section 3(b) of the Act and Rule 504. No state exemption was necessary for the Calpe shares, as Calpe is a Bahamian corporation. However, the Company relied upon Section 10-5-9(13) of the Georgia Code for the ICG shares and
Section 14-4-140 of the Arizona Code for the CI shares.

           In July, 1998, the Company entered into a consulting agreement with ICG to provide financial public relations and direct marketing advertising and consulting services to the Company. For such services, the Company agreed to pay ICG $75,000 over the term of the Agreement and to issue 200,000 shares of the unrestricted Common Stock of the Company, and to grant warrants to purchase 100,000 shares of the restricted Common Stock of the Company exercisable for a period of two (2) years at an exercise price of $2.00 per share. Such warrants have piggy-back registration rights. Such issuance of shares were valued at $20,000, while the warrants were valued at $0. IPVC has a right of first refusal to buy back any shares proposed to be sold by ICG to any third party. Of the 850,000 shares of its unrestricted Common Stock issued to Calpe, 200,000 shares were given to ICG pursuant to its contract. The contract term was for a period of six (6) months and has since terminated. For such offering, the Company relied upon Section 3(b) of the Act and Rule 504. The Company relied upon
Section 10-5-9(13) of the Georgia Code for the issuance of ICG shares.

           In July 1998, the Company entered into a consulting agreement with CI to provide public and investor relations consulting services to the Company in exchange for 23,000 shares of the Company's unrestricted Common Stock. The Agreement was for a term of three (3) months and terminated automatically in November 1998. Of the 850,000 shares of its unrestricted Common Stock issued to Calpe, 23,000 shares were given to CI pursuant to its contract. The Company relied upon Section 3(b) of the Act and Rule 504. The Company relied upon
Section 14-4-140 of the Arizona Code for the issuance of CI shares.

           In July 1998, the Company entered into an agreement with Armstrong wherein the Company granted Armstrong the non-exclusive right to market, advertise and sell the Company's domestic and international calling services. As payment for these services, IPVC issued Armstrong warrants to purchase 50,000 shares of the Company's Common Stock exercisable at a price of $0.75 per share or, at the option of IPVC, for a total sum of $37,500 as well as commissions on sales of the Company's products and services. The term of the agreement is for a period of three (3) years.

           In September 1998, the Company entered into a consulting agreement for a term of six (6) months with First Capital, to provide financial consulting services to the Company. In the event that First Capital was successful in securing debt or equity financing for the Company, First Capital would be granted warrants to purchase 125,000 shares of the restricted Common Stock of the Company exercisable for a period of three (3) years at an exercise price of $1.00 per share. Such warrants would have piggy-back registration rights.

           In September 1998, the Company sold 20,000 shares of its unrestricted Common Stock to one (1) investor for $10,000. For such offering, the Company relied upon Section 3(b) of the Act and Rule 504 and Section 517.061(11) of the Florida Code.

           In September 1998, the Company sold 100,000 shares of its unrestricted Common Stock to one (1) investor for $25,000. For such offering, the Company relied upon Section 3(b) of the Act and Rule 504 and Section 49:3-50(b)(9) of the New Jersey Code.

           In September 1998, the Company sold 80,000 shares of its unrestricted Common Stock to one (1) investor for $15,000. For such offering, the Company relied upon Section 3(b) of the Act and Rule 504 and Section 517.061(11) of the Florida Code.

           In September 1998, the Company issued 100,000 shares of its unrestricted common stock in exchange for legal services valued at $10,000. For such offering, the Company relied upon Section 3(b) of the Act, Rule 504 and
Section 517.061(11) of the Florida Code.

           In October 1998, the Company entered into a consulting agreement with IIP, memorializing an oral agreement made in July 1998, to provide financial, consulting and advisory services valued at $35,000 in exchange for the issuance of 350,000 shares, of which 243,760 are unrestricted Common Stock of the Company and 106,240 are restricted Common Stock of the Company, the grant of warrants to purchase an additional 1,600,000 shares of the unrestricted

Common Stock of the Company exercisable without time limitation at an exercise price of $0.06 per share, the grant of warrants to purchase an additional 350,000 shares of the restricted Common Stock of the Company exercisable without time limitation at an exercise price of $3.90 per share and in consideration of $100 the grant of warrants to purchase an 5% of the restricted Common Stock of the Company on a fully-diluted basis at a price of $1.00 per share. In January 1999, IIP received 93,760 shares of Common Stock in lieu of payment for services which was due in the amount of $14,064. IIP exercised its warrant to purchase 1,600,000 shares in April 1999 at an exercise price of $96,000. As to the warrant that entitles IIP to purchase 5% of the restricted Common Stock of the Company, in February 2000, IIP purchased 136,000 shares at an exercise price of $136,000 and in March 2000, IIP purchased 50,000 shares at an exercise price of $50,000. Such shares represent 1.22% of the 5% interest that IIP is entitled to acquire, thereby entitling IIP to purchase additional shares representing 3.88%. The Agreement is for a period of three (3) years and is still in effect. The Company must also pay a monthly fee of $4,000 the first year, $6,000 the second year and $8,000 the third year. For the unrestricted shares and warrants to purchase unrestricted shares, the Company relied upon Section 3(b) of the Act and Rule 504. For the restricted shares and warrants to purchase restricted shares, the Company relied upon Section 4(2) of the Act and Rule 506. No state exemption was necessary, as IIP is an Irish corporation.

           In October, 1998, the Company entered into a consulting agreement with Inside.com to provide media relations services and consulting advice to the Company valued at $41,250 in exchange for the issuance of 275,000 shares of the unrestricted Common Stock of the Company and the grant of warrants to purchase an additional 155,000 shares of the unrestricted Common Stock of the Company exercisable for a period of one (1) year at a price of $0.645 per share. Inside.com exercised its warrant to purchase 155,000 shares in April 1999 at an exercise price of $100,000. The Agreement is for a term of one (1) year and is still in effect. For such issuance, the Company relied upon Section 3(b) of the Act and Rule 504 and Section 517.061(11) of the Florida Code.

           At December 31, 1998, the Company owed Ms. Will $34,268 for reimbursement of expenses paid on behalf of the Company. During the year ended December 31, 1998, the Company owed two of its shareholders, Condor and IIP, $20,564 for consulting services performed on behalf of the Company. Total consulting fees incurred to these shareholders during the year ended December 31, 1998 amounted to $31,096. During 1998, additional consulting fees of $35,000 were paid to Mr. Howson and $25,000 in professional fees were paid to ICG, a shareholder in the Company. There were no outstanding amounts owed respective to these fees as of December 31, 1998. During the year ended December 31, 1998, IIP advanced funds totally $24,750 for payment of general operating expenses which was repaid in fiscal 1999.

           During the period ended December 31, 1998, one of the shareholder's who received a portion of the Company's Redeemable Convertible Preferred Stock at the acquisition of INS paid consulting fees in the amount of $5,000 on behalf of INS. This amount was outstanding at December 31, 1998 and was paid in March 1999.

           From December 1998 through January 1999, the Company sold 896,665 shares of its unrestricted Common Stock to eight (8) investors for $134,500. For such offering, the Company relied upon Section 3(b) of the Act and Rule 504 and
Section 11-51-308(1)(j) of the Colorado Code, Section 517.061(11) of the Florida Code and Section 49:3-50(b)(9) of the New Jersey Code. No state exemption was required for two (2) Bahamian investors.

           From February 1999 through May 1999, the Company sold forty-six (46) units to twenty- four (24) investors for $1,150,000. Each unit consisted of: (i) a note payable in two (2) years with an option for the Company to extend it for an additional two (2) years in the principal amount of $24,900 bearing interest at 9% per annum payable quarterly in cash or, at the option of the Company, in unrestricted shares of the Company's Common Stock; (ii) a warrant to purchase 18,750 shares of the Company's restricted Common Stock exercisable during the period in which the note is outstanding at an exercise price equal to 125% of the average closing price of the stock for the thirty (30) trading days immediately prior to February 1, 1999, which warrants contain piggy-back registration rights; and (iii) twenty-five (25) of the Company's Senior
Convertible Preferred shares. In the event of a default in repayment of the notes, all outstanding Senior Convertible Preferred shares shall be converted into Common Stock of the Company in an amount which will equal 51% of the issued and outstanding shares, warrants and options of the Company. For such offering, the Company relied upon Section 4(2) of the Act and Rule 506 and Section 14-4-126(f) of the Arizona Code, Section 25102(f) of the California Code,
Section  517.061(11) of the Florida Code,  Section 130.293 of the Illinois Code,
Section 191-50.14(502) of the Iowa Code, Section 451.803.7 of the Michigan Code,
Section 359(f)(2)(d) of the New York Code and Section 70P.S.1-211 of the Pennsylvania Code.

           In March and April 1999, the Company sold 875,000 shares of its unrestricted Common Stock to one (1) investor for $350,000. For such offering, the Company relied upon Section 3(b) of the Act and Rule 504. No state exemption was required, as the investor was a Bahamian corporation.

           In March 1999, the Company entered into a consulting agreement with BPN to provide financial public relations consulting services to the Company for which the Company agreed to pay $40,000 for the first month, and $30,000 for the second and third months, with subsequent months to be agreed upon, each of which is payable in unrestricted shares of the Company's Common Stock the number of which is determined by dividing the monthly payment by $1.00. The contract term was through September 1999 and has expired without renewal. In exchange for services rendered by BPN, the Company issued 100,000 shares of its unrestricted Common Stock valued at $106,200 to Joyce Research Group, of which BPN is a division. For the fourth, fifth and sixth months of the contract, the Company granted Joyce Research Group options to purchase 150,000 shares of the Company's restricted Common Stock at an exercise price equal to 60%, 65% and 70% of the market price respectively. For such offering, the Company relied upon Section 3(b) of the Act and Rule 504 and Florida Code Section 517.061(11).

           In April 1999, the Company entered into a share exchange agreement with INS whereby the Company exchanged 250,000 shares of its Redeemable Convertible Preferred stock valued at

$500,000 for all of the outstanding capital stock of INS. Such Redeemable Convertible Preferred stock contains 1 for 1 conversion rights after one (1) year and is redeemable at $2.00 per share. The President of INS, Peter M. Stazzone, remained with the Company as the President of the subsidiary. At the time of the exchange Mr. Stazzone became Secretary, Treasurer and Chief Financial Officer of the Company under an employment agreement. Also at the time of the exchange, Mr. Stazzone received 50,000 shares of the Redeemable
Convertible Preferred Stock of the Company. Pursuant to the Employment Agreement, Mr. Stazzone received 200,000 shares of the Company's Restricted Common Stock, a stock bonus of 100,000 shares of the Restricted Common Stock deemed earned on the date of the Share Exchange Agreement, but to be delivered on the earlier of (i) the first anniversary date or (ii) Mr. Stazzone's termination and options to purchase an additional 200,000 shares of the restricted Common Stock of the Company exercisable for a period of three (3) years at an exercise price of $1.00 per share. It was represented that INS had acquired certain assets, including the rights to INS' name, from the Bankruptcy Court in the Chapter 11 filing of Telsave. Mr. Stazzone was the Chief Financial Officer of Telsave at the time the bankruptcy was filed and the Bankruptcy Court was provided with disclosure of his involvement with INS prior to the Court's approval of the sale of certain Telsave assets to INS. In June 1998, Mr.
Stazzone was loaned $100,000 by INS, which loan bears no interest and has no stated repayment terms. At the time of the acquisition of INS, the Company believed that it was acquiring the rights to the CIC Code. The purchase price was based in part upon an appraisal of the value of the CIC Code which is loaded in approximately 60% of the domestic market. However, during the course of the audit, it was discovered that clear title may not have passed to INS and subsequently the Company. Therefore, the Board resolved that, in the event clear title had not passed to the Company, it would be in the best interest of the shareholders to unwind the transaction. The Company sought a legal opinion on the status of such title and just prior to filing its Form 10SB in November 1999 discovered that there was no clear link between the ownership of the CIC Code and INS. Therefore the Company voted to unwind the transaction ab initio, to rescind the issuances made under the acquisition and the employment agreements and to terminate Mr. Stazzone's employment. Mr. Stazzone and INS have instituted suit against the Company. For such offering, the Company relied upon Section 4(2) of the Act and Rule 506, Section 14-4-126(f) of the Arizona Code and
Section 90.530(11) of the Nevada Code.

           In April 1999, the Company entered into a marketing agreement with Benae to market the Company's telephony services and to register a minimum of one hundred (100) customers in the thirty (30) cities in which IPVC plans to offer telephony services within twelve(12) months in exchange for 200,000 shares of the unrestricted Common Stock of the Company valued at $206,200. The shares are to be returned to the Company if the minimum is not met. For such offering, the Company relied upon Section 3(b) of the Act and Rule 504 and Section 90.530(11) of the Nevada Code.

           In April, 1999, the Company entered into a marketing and advertising agreement with NG to provide marketing services to a minimum of 75,000 customers in thirty (30) cities designated by IPVC within a twelve (12) month period in exchange for 100,000 shares of the restricted Common Stock of the Company valued at $103,100, which shares must be returned if NG fails to deliver a minimum of eight (8) cities for a total of 75,000 customers before December 31, 1999. In addition, NG may earn performance bonuses of: 50,000 restricted shares if eight (8) cities are delivered within ninety (90) days of execution; 50,000 restricted shares if fifteen (15) cities are delivered within one hundred fifty (150) days; and 10,000 restricted shares for each additional city thereafter before December 31, 1999 up to 30 cities. Further, NG will be granted warrants to purchase 30,000 shares of the Company's restricted Common Stock exercisable for a period of two (2) years at an exercise price of $2.50 per share for every block of 5,000 pre-registered customers up to 75,000 pre-registered customers in a twelve (12) month period. For such offering, the Company relied upon Section 4(2) of the Act and Rule 506 and Section 14-4-126(F) of the Arizona Code.

           In September 1999, the Company issued 10,000 shares of its unrestricted Common Stock in exchange for legal services valued at $10,000. The shares were issued pursuant to an obligation incurred in 1998. The Company relied upon Section 3(b) of the Act, Rule 504 and Florida Code Section 517.061(11).

           On November 11, 1999, the Company executed a letter employment agreement dated November 10, 1999 with Harry R. Bowman. Under the terms of the agreement, Mr. Bowman is to serve as an Executive Vice President of the Company for a term of two (2) years at a base salary of $78,000 per year. In addition, Mr. Bowman, a resident of Pennsylvania, receives health insurance, a paid vacation, travel twelve (12) times a year to his residence and living, automobile and subsistence allowances. Mr. Bowman is required to spend at least three (3) weeks a month at the Company's offices in Phoenix and one (1) week a month at a location to be decided in Pennsylvania.. Mr. Bowman has the use of the corporate apartment when he is in Phoenix. The agreement included a sixty
(60) day probationary period. Under the terms of the agreement, Mr. Bowman was granted four (4) years options to purchase 50,000 shares of the Company's Common Stock at an exercise price of $1.75 exercisable one half when the stock trades for any ten (10) days out of thirty (30) consecutive days at or above $7.00 per share and one half when the stock trades at or above $12.00 in the same manner. Any shares acquired under the option must be held for the two-year period in which Mr. Bowman has committed to work for the Company, and, in the event the commitment is not met or Mr. Bowman is discharged due to poor performance or cause, unexercised options expire and shares acquired are forfeited. For such offering, the Company relied upon Section 4(2) of the Act and Rule 506 and
Section 201.[70 P.S. 1.201] of the Pennsylvania Code.

           At a meeting of the Board in November 1999, the Company granted to Russell Watson, a Director of the Company, four (4) years options to purchase 20,000 shares of the Company's Common Stock at an exercise price of $1.75 exercisable one half when the stock trades for any ten (10) days out of thirty
(30) consecutive days at or above $7.00 per share and one half when the stock trades at or above $12.00 in the same manner. For such offering, the Company relied upon Section 4(2) of the Act and Rule 506 and Section 201.[70 P.S. 1.201] of the Pennsylvania Code.

           Effective November 29, 1999, the Company executed an engagement letter with McGinn, to act as a broker and financial advisor to the Company in the private placement of up to $5 million of the Company's securities. Under the agreement McGinn is to use its best efforts with regard to such placement. The agreement is effective through March 24, 2000. From the date of the engagement letter through March 24, 2000, McGinn has the exclusive right to offer the Company's securities. In the event McGinn is successful, it will receive a fee equal to ten percent (10%) of the first $5 million and eight percent (8%) of any amount in excess of $5 million and will receive three year warrants equal to 2% of the proceeds with a strike price of 125% of the bid price on the date of closing. Such warrants are to have piggy-back registration rights. Upon execution of the engagement letter, the Company was required to issue 10,000 shares of its restricted Common Stock as a non-refundable Retainer/Investment Banking fee and the Company is obligated to reimburse McGinn for pre-approved expenses. The Company has not accepted the terms of any private placements under this Agreement. For such issuance, the Company relied upon Section 4(2) of the Act and Rule 506 and Section 359(f)(2)(d) of the New York Code.

           On December 9, 1999, the shareholders adopted an executive incentive stock award plan under which 1,000,000 are reserved for grants under the plan. The plan takes effect on January 1, 2000 and terminates on December 31, 2005. Under the plan, options can be granted to select employees, officers, executives, directors and consultant and advisors to the Company. It is intended that all options be granted at fair market value on a particular date determined by the Compensation and Option Committee which is made up of James Howson, Director and Chief Executive Officer and Russell Watson, Director; however, a lesser price may be set by such Committee. The exercise period for the options is determined by the Committee but cannot exceed six (6) years. Pursuant to the terms of the approved plan, the Board of Directors is authorized to alter, amend or modify the plan under certain conditions. The Board of Directors approved a modified plan on February 28, 2000 that maintains the key features of the approved plan as required.

           At December 31, 1999, the Company owed Mr. Howson and Ms. Will $17,363 and $40 respectively. During the year ended December 31, 1999, the Company owed IIP and Behrwood Capital $40,000 and $896 respectively. Total consulting fees paid to IIP during the year amounted to $131,0644. Total consulting fees paid to Condor and Mr. Bowman were $106,500 and $30,000 respectively. Mr. Bowman received consulting fees prior to becoming an officer of the Company. During 1999, the Company purchased for cash approximately $14,000 of furniture and fixtures from Ms. Will at the fair market value.

Item 13.  Exhibits and Reports on Form 8-K

           (a)       Exhibits

Item No.             Description

3.(i).1    [1]       Articles of Incorporation of Nova Enterprises, Inc. filed February 19, 1997.

3.(i).2    [1]       Certificate of Amendment of Articles of Incorporation changing name to IPVoice
                     Communications, Inc. filed March 24, 1998.

3.(i).3    [1]       Certificate of Amendment of Articles of Incorporation changing name to
                     IPVC.com, Inc.

3.(i).4    [1]       Certificate of Amendment of Articles of Incorporation changing name to
                     IPVoice.com, Inc.

3.(ii).1   [1]       Bylaws of Nova Enterprises, Inc.

4.1        [1]       Form of Private Placement Offering of 1,600,000 common shares at $0.01 per share.

4.2        [1]       Form of Private Placement Offering of 992,500 common shares at $1.00 per share.

4.3        [1]       Form of Private Placement Offering of 100,000 common shares at $0.50 per share.

4.4        [1]       Form of Private Placement Offering of 1,000,000 common shares at $0.15 per share.

4.5        [1]       Form of Private Placement Offering of 1,250,000 common shares at $0.40 per share.

4.6        [1]       Form of Private Placement Offering of 104 Units at $25,000.00 per unit.

4.7        [1]       Form of Promissory Note for Private Placement Offering of 104 Units at $25,000
                     per unit.

4.8        [1]       Form of Warrant for Private Placement Offering of 104 Units at $25,000 per unit.

10.1       [1]       Agreement dated March 1998 with Nova Enterprises, Inc.

10.2       [1]       Agreement dated April 1999 with Independent Network Services.

10.3       [1]       Agreement dated February 1998 with Natural MicroSystems Corporation.

10.4       [1]       Agreement dated June 1999 with ICG Telecom Group, Inc.

10.5       [1]       Agreement dated August 1999 with RSL Com U.S.A., Inc.

10.6       [1]       Agreement dated July 1999 with Star Telecommunications, Inc.

10.7       [1]       Agreement dated August 1999 with ILD Communications, Inc.

10.8       [1]       Agreement dated June 1999 with Level 3 Communications LLC.

10.9       [1]       Agreement dated August, 1999 with Worldcom Technologies, Inc.

10.10      [1]       Agreement dated March 1999 with Teleco Service International, Inc.

10.11      [1]       Agreement dated March 1999 with Billion Telecommunication Services, Ltd.

10.12      [1]       Agreement dated May 1999 with Firstnet Telephany Ltd.

10.13      [1]       Agreement dated July 1999 with MetroPlus Communication Technology, Inc.

10.14      [1]       Agreement dated February 1999 with BlueGrass Net.

10.15      [1]       Agreement dated July 1998 with The Armstrong International Group, Inc.

10.16      [1]       Agreement dated February 1999 with International Investment Partners, Ltd.

10.17      [1]       Agreement dated March 1999 with Kenneth M. Brown

10.18      [1]       Agreement dated April 1999 with Netgenie.com LLC

10.19      [1]       Agreement dated April 1999 with Benae International Inc.

10.20      [1]       Consulting Agreement dated November 1997 with Condor Worldwide, Ltd.

10.21      [1]       Consulting Agreement dated July 1998 with Calpe, Ltd.

10.22      [1]       Consulting Agreement dated July 1998 with The Investor Communications Group,
                     Inc.

10.23      [1]       Consulting Agreement dated July 1998 with Corporate Imaging.

10.24      [1]       Consulting Agreement dated September 1998 with First Capital Partners, Inc.

10.25      [1]       Consulting Agreement dated October 1998 with International Investment Partners,
                     Ltd.

10.26      [1]       Consulting Agreement dated October 1998 with Insidestock.com, Inc.

10.27      [1]       Consulting Agreement dated March 1999 with Buying Power Network.

10.28      [1]       Employment Agreement dated April 1998 with Barbara S. Will.

10.29      [1]       Employment Agreement dated April 1998 with Anthony K. Welch.

10.30      [1]       Employment Agreement dated April 1999 with Peter M. Stazzone.

10.31      [1]       Lease effective August 1, 1999 for Phoenix offices

10.32      [2]       Employment Agreement dated November 10, 1999 with Harry R.  Bowman

10.33      [2]       Memorandum of Understanding between the Company and Telic.net dated
                     November 17, 1999

10.34      [2]       Executive Incentive Stock Awards Plan adopted by Shareholders on December 9,
                     1999

10.35      *         Engagement Letter dated November 24, 1999 with McGinn, Smith & Co., Inc.

10.36      *         Engagement Letter dated February 16, 2000 with Delano Group Securities

10.37      *         UUNET Agreement dated December 15, 1999

10.38      *         Equipment Lease dated January 20, 2000 with International Investment Partners

10.39      *         Professional Service Agreement dated October 8, 1999 with Natural Microsystems
                     Corp.

10.40      *         Apartment Rental Agreement effective November 1, 1999

10.41      *         Telephone Equipment Lease/Purchase Agreements dated December 10, 1999

10.42      *         Amended 2000 Stock Plan

27.1       *         Financial Data Sheet.

----------------

[1]  Previously  filed with the Company's Form 10SB filed  November  November 3,
     1999

[2] Previously filed with the Company's Form 10QSB for the Quarter ended September 30, 1999

(*  Filed herewith)

           (b)       Reports on Form 8K

           There were no reports of Form 8K for the last quarter covered by this report.

                                    SIGNATURE

           In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  IPVoice.com, Inc.
                                  (Registrant)

Date: March 31, 2000      By:/s/ Barbara S. Will
                             -------------------
                                Barbara S. Will, Director, President
                                and Chief Operating Officer

                          By:/s/ James Howson
                                James Howson, Chairman, Chief
                                Executive Officer

                          By:/s/ Julie Bahavar
                                Julie Bahavar, Controller and
                                Chief Accounting Officer

           Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                            Title                                 Date

/s/James K.  Howson                  Chairman of the Board                 March 31, 2000
- ---------------------------        and Chief Executive Officer
 James K.  Howson

/s/Barbara S.  Will            .     President and Chief Operating         March 31, 2000
- ---------------------------        Officer and Director
Barbara S.  Will

/s/Anthony K.  Welch                 Senior Vice President of Research     March 31, 2000
- ---------------------------        and Development  and Director
Anthony K.  Welch

/s/Russell Watson                    Director                              March 31, 2000
- ---------------------------
 Russell Watson