Form 10KSB/A
period 1999-12-31
IP VOICE COM INC
filed 2000-04-12
CIK 1092083

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

Total Liabilities and  Stockholders' Deficiency                    $    633,903  $     191,513
                                                                   ============= =============




                 The accompanying notes are an integral part of
                            the financial statements

                                IPVoice.com, Inc.

                        (A Development Stage Enterprise)
                      Consolidated Statements of Operations


                                                                                                      Period from
                                                                                                   February 19, 1997
                                                                                                      (Inception)
                                                            Year Ended December 31,                     through
                                                 -------------------------------------------

                                                          1999                   1998               December 31, 1999
                                                ------------------------ -------------------- -----------------------
NET SALES                                       $                321,279 $             41,254 $               362,533
COST OF SALES                                                    305,434                    0                 305,434
                                                ------------------------ -------------------- -----------------------

          Gross profit                                            15,845               41,254                  57,099
                                                ------------------------ -------------------- -----------------------

OPERATING EXPENSES
   Compensation
      Officers                                                   340,896              140,076                 484,353
      Other                                                       78,522               37,715                 112,856
      Consulting                                                 470,765                    0                 516,115
      Consulting - related party                                 267,564               91,096                 322,291
   General and administrative                                    605,749              275,709                 881,458
   Research and development                                       97,403                    0                  97,403
   Organization expense - related party                                0                    0                  14,000
   Depreciation and amortization                                  36,185                4,343                  40,528
                                                ------------------------ -------------------- -----------------------

          Total operating expenses                             1,897,084              548,939               2,469,004
                                                ------------------------ -------------------- -----------------------

Loss from operations                                          (1,881,239)            (507,685)             (2,411,905)
                                                ------------------------ -------------------- -----------------------

OTHER INCOME (EXPENSE)
   Interest expense                                              (64,387)                   0                 (64,387)
   Interest income                                                20,324                    0                  20,324
   Write-off of receivable                                       (48,532)                   0                 (48,532)
                                                ------------------------ -------------------- -----------------------

          Total other income (expense)                           (92,595)                   0                 (92,595)
                                                ------------------------ -------------------- -----------------------

Net loss                                        $             (1,973,834)$           (507,685)$            (2,504,500)
                                                ======================== ==================== =======================

Loss per common share                           $                  (0.13)               (0.04)
                                                ======================== ====================

Number of weighted average common shares
outstanding                                                   15,413,751           11,620,451
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
                                              =======================

(4) Going Concern As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $2,504,500 since inception. At December 31, 1999, the Company reflects negative working capital of approximately $150,000 and stockholders' deficiency of approximately $918,000. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company has retained the services of a registered broker/dealer and is in negotiations with an investment group, introduced by the broker/dealer, for an investment of up to $5,000,000 in two traunches of $2.5 million within the next 12 months.

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

           During the course of the audit of the SatLink 3000, Inc. 1998 financial statements, certain information was disclosed to the Company. Based on this information, the Board of Directors elected, on October 29, 1999, to rescind the acquisition transaction ab initio and nullify the above-mentioned agreements with the President and Chief Executive Officer of SatLink 3000, Inc. These were unwound and accourdingly, have not been given any accounting recognition in the accompanying finacial statements, except for the assumption of an office space lease and the writeoff of a receivable of $48,532. See
           Note 9.

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

           d) Pending Litigation  In  December 1999,  SatLink  filed  a  lawsuit
` alleging breach of contract as a result of the recission of the acquisition in October 1999, as discussed in Note 6 above.In December 1999, the former CFO of the Company filed a lawsuit alleging breach of contract as a result of the recission of the employment agreement in October 1999, as discussed in Note 6 above. The Company believes these suits have no merit and intends to vigorously defend them.

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