Form 10QSB
period 2000-03-31
IP VOICE COM INC
filed 2000-05-15
CIK 1092083

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2000

Commission file no. 0-27917

                                IPVoice.com, Inc.
                 (Name of small business issuer in its charter)



Nevada                                                        65-0729900
(State or other Jurisdiction of Incorporation               (I.R.S. Employer
or organization)                                           Identification No.)


5050 N. 19th Avenue, Suite 416/417
Phoenix, Arizona                                                 85015
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number:  (602) 335-1231

Securities registered under Section 12(b) of the Exchange Act:

                                          Name of each exchange on
      Title of each class                    which registered
      -------------------                    ----------------
           None

Securities registered under Section 12 (g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of class)

Copies of Communication Sent to:

                        I. Douglas Dunipace
                        Jennings, Strouss & Salmon, P.L.C.
                        Two North Central Avenue, Suite 1600
                        Phoenix, Arizona 85004-2393
                        Tel: (602) 262-5911
                        Fax: (602) 253-3255

      Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes   X                            No

      As of March 31, 2000, there are 17,183,758 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1.     Financial Statements.

            The Condensed Consolidated Financial Statements of IPVoice.com, Inc. for the period ending March 31, 2000 are unaudited and are attached and incorporated by this reference as Item 1.


Item 2. Management's Discussion and Analysis of Results of Operations and Plan of Operations.

            This analysis should be read in conjunction with the condensed consolidated financial statements, the notes thereto, included in this Form 10Q-SB and the financial statements and notes thereto included in IPVoice.com, Inc.'s December 31, 1999 Annual Report on Form 10-KSB.

            All non-historical information contained in this Form 10-QSB is a forward-looking statement. The forward looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.

                             DISCUSSION AND ANALYSIS

            IPVoice.com, Inc. ("IPVC"), as the parent company, and IPVoice Communications, Inc. ("IPVCDE"), as a wholly-owned subsidiary, are collectively referred to herein as "the Company". IPVCDE was incorporated in Delaware in December of 1997. In March 1998, IPVCDE entered into a reorganization agreement with Nova Enterprises, Inc., which was incorporated February 1997 in the State of Nevada ("Nova"). Under the reorganization agreement, the shareholders of IPVCDE exchanged all of the outstanding common shares of IPVCDE for 9,000,000 shares of Nova. IPVCDE became a wholly-owned subsidiary of Nova. Nova changed its name to "IPVoice.com, Inc." in May 1999. The reorganization agreement was accounted for as a reorganization of IPVCDE.

            In general terms a reverse acquisition is a transaction in which the inactive public entity acquires an operating company and then changes its name as the surviving parent corporation to the name of the subsidiary and allows the subsidiary to appoint management in the surviving public entity. Thereafter, the subsidiary may formally merge with the parent or may continue to operate as a separate operating subsidiary. In this case, the subsidiary transferred all of its assets to the parent.

            The Company is quoted on the OTC Bulletin Board under the symbol "IPVC". The Company conducted business from its headquarters in Denver, Colorado until August 1999, when it relocated to Phoenix, Arizona.

            Since inception the Company has been engaged in the business of developing its MultiCom Business Management Software ("MultiCom") for use in Internet Protocol telephony applications (telephone, fax, data, images and video over the Internet). MultiCom is the business management system behind the Company's TrueConnect Gateway product ("Gateway"), for which trademark protection is being sought. Gateway provides a mechanism for bridging the public telephone system with the Internet. The Company's business was developed on the premise that traditional telephone systems wasted precious resources by assigning each call a "nailed down" circuit. The Company's Gateway allows a packet of information (voice, video, e-mail, data, images, etc.) to cross multiple networks on its way to its final destination. Thus, instead of having one dedicated circuit for a call, the entire network is shared. The Company continues to research the availability of additional innovative products in the Internet Protocol telephony and related industries for development, distribution or acquisition.

            It is the Company's intention to (i) continue to market its network and Gateway product; (ii) to conduct research to further develop its Gateway product and (iii) to develop further "add-ons" which will enhance and expand the Gateway product. Current activities include software and hardware development, raising additional equity, and negotiating with key personnel and facilities.

            The Company is in the development stage, it is acquiring the necessary operating assets and it is beginning its proposed business. While the Company is developing tools necessary to enter the Internet Protocol telephony market, there is no assurance that any benefit will result from such activities. The Company's management expects to receive limited operating revenues and incur expenses during its development, possibly in excess of revenue.

            The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The financial statements for the three-month period ending March 31, 2000 do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to further its planned operations.

            The Company recently installed Gateways in New York, Los Angeles and London and began receiving revenues from the Company's involvement in the sale of prepaid calling cards.

                              RESULTS OF OPERATIONS

COMPARISON OF THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999

                                    REVENUES

            Revenues for the three months ended March 31, 2000 and 1999 were $97,628 and $0, respectively. The Company engaged in the sale of prepaid calling cards which resulted in revenues for the three-months ended March 31, 2000. In March 1999, the Company did not have any contracts for revenues and was still engaging in research and development.

                               OPERATING EXPENSES

            Operating expenses for the three-months ended March 31, 2000 were $739,017 compared to $258,725 for the three-months ended March 31, 1999. Net loss was $760,808 and $258,725 for the three-months ended March 31, 2000 and 1999, respectively. The increases in the operating expenses and net loss are primarily related to consulting, general and administrative expenses. During the three-months ended March 31, 2000, consulting fees of $22,500 were paid to James
K. Howson and $296,094 to International Investment Partners, Ltd. There was $25,693 and $38,455 outstanding to two officers, James K. Howson and Barbara S. Will, respectively, and $65,419 outstanding to a shareholder, International Investment Partners, Ltd. in respect of fees and reimbursement of expenses as of March 31, 2000.

             FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

            At March 31, 2000, the Company had cash of $114,170 compared to $98,592 at December 31, 1999.

            The Company is seeking to reduce its outstanding debt obligations by converting them to equity interests in the Company. In this respect, the Company commenced a tender offer on April 20, 2000 to exchange outstanding investment Units for shares of the Company's common stock. Each Unit consists of a $24,900 promissory note, 25 shares of the Company's Senior Convertible Preferred Stock and a warrant to purchase 18,750 shares of the Company's common stock. In the tender offer, the Company is offering 17,832 shares of its common stock in exchange for each Unit. The tender offer is scheduled to expire at close of business on May 19, 2000. More information about the tender offer is contained in the Schedule TO and Offering Circular filed with the Securities and Exchange Commission on April 20, 2000 and amended May 5, 2000.

            In addition, the Company is seeking additional capital through private sales of its equity securities. In this respect, it has entered into agreements with Augustine Fund, L.P. and The Shaar Fund, Ltd., two private investment funds, for the sale of 2,500 shares of Series B Convertible Preferred Stock and Warrants to purchase 250,000 shares of the Company's common stock for an aggregate cash investment of $2,500,000. The investment is scheduled to fund on May 22, 2000 subject only to the condition that at least 23 of the 46 outstanding investment Units are tendered to and accepted by the Company by the conclusion of the current tender offer. The Company cannot be assured that this condition will be satisfied. The two investment funds also have the option to invest up to an additional $2,500,000 in the Company's common stock. On May 5, 2000, one of the investment funds has agreed to advance $500,000 to the Company. Repayment of the advance is due not later than May 27, 2000. Additional information about this financing is set forth in the amendment to

Schedule TO and Supplement No. 1 to the Offering Circular filed with the Securities and Exchange Commission.

                          IMPACT OF THE YEAR 2000 ISSUE

            The Year 2000 Issue was the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as two digits (e.g. 98 for 1998). On January 1, 2000, any clock or date recording mechanism including date sensitive software which used only two digits to represent the year, might have recognized the date using 00 as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

            The Company was aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approached. All software used for the Company's systems has been supplied by software vendors or outside service providers. The Company had confirmed with such providers that its present software was Year 2000 Compliant.

            The Company believes, after investigation, that all software and hardware products that it is currently in the process of developing (directly through vendors) are Year 2000 compliant. The Company believes, after investigation, that its own software operating systems are Year 2000 compliant and in fact, has experienced no Year 2000 problems since January 1, 2000. Further the Company has experienced no difficulties or adverse effects due to untimely conversion or failure to convert by any other company upon which it relies.

            The Company believes that is has disclosed all required information relative to Year 2000 issues relating to its business and operations.

                           FORWARD-LOOKING STATEMENTS

            This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or development which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), demand for the Company's products and services, expansion and growth of the Company's business operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results of developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; competition in the high technology area; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.

                               PLAN OF OPERATIONS

            Management estimates that the cash flow from operations over the next 12 months, as well as the proceeds from agreements with Augustine Fund, L.P. and The Shaar Fund, Ltd. will be sufficient to continue the Company's operations and to cover its operational expenses. Nevertheless, the Company reserves the right to raise additional proceeds or incur debt or take such other actions to expand or sustain its operations.

            The Company does plan to continue to make material investments into its products research and development. The Company does anticipate making material purchases of facilities and equipment. The Company anticipates increasing its number of employees over the next 12 months to include clerical and other administrative services, sales and tech personnel.

            The historical background and general description of business is more particularly set out in the last filed 10-KSB/A Report for the Company, which was filed on April 12, 2000 as of December 31, 1999. A copy of this filing or other filings to date under the Securities Act of 1934 by the Company will be made available by the Company to any shareholder requesting the same, or to other interested parties. All filed documents of the Company may further be retrieved "on line" through the Internet at the SEC homepage at: http://www.sec.gov.

            Until the Company achieves a sustained level of profitability, it must be considered a start-up entity. The Company remains dependent on continuing to obtain financing for cash flows to meet certain operating expenses and no assurance of financial success or economic survival of the Company can be assured during this period.

            It should also be noted that as a start up entity, the Company has and will necessarily continue to incur certain types of start up costs, including costs related to the commencement of business, legal and accounting fees, initial filing fees, and advertising and marketing fees which may not constitute ongoing fees; or, if ongoing, may not be incurred at the same level or percentage of revenues as experienced in the initial start-up period.

            Management's general discussion of operations is limited by and should be considered within the context of the actual Financial Statements and Notes attached thereto and incorporated as part of Item 1 above.

                                     PART II

Item 1.     Legal Proceedings.

            On December 9, 1999, the Company was advised that Peter Stazzone intended to bring a lawsuit against the Company and certain of the Company's advisors relative to his termination as an Officer and Director of the Company in which he will allege breach of his employment contract, breach of fiduciary duty by certain advisors, tortious interference by certain advisors, intentional misrepresentation by the Company and negligent misrepresentation by the Company. Although the suit had not been filed at that time, the Company's attorneys were provided with a draft copy of the suit which they intended to file in Maricopa County, Arizona. On December 22, 1999, Mr. Stazzone filed a suit against the Company [Peter M. Stazzone v. IPVoice.com, Inc, a Nevada Corporation, Superior Court of the State of Arizona, County of Maricopa, No. CV 99-22828] (the "Stazzone

Action"). The complaint for the Stazzone Action alleges one count of breach of contract claim in which Mr. Stazzone seeks his salary, liquidated damages, the award of stock and options, interest and attorneys fees. The Company intends vigorously to defend such action and believes it has meritorious defenses. The Company filed an answer on January 18, 2000.

            Also on December 9, 1999, the Company was advised that INS [Satlink 3000, Inc.] intended to bring a lawsuit against the Company for breach of contract as a result of the Company's decision to rescind the merger transaction. Although the suit had not been filed at that time, the Company's attorneys were provided with a draft copy of the suit, which they intended to file in Maricopa County, Arizona. On December 17, 1999, INS filed a suit against the Company [Satlink 3000, Inc., a Nevada Corporation v. IPVoice.com, Inc, a Nevada Corporation, Superior Court of the State of Arizona, County of Maricopa, No. CV 99-22560] (the "INS Action"). Under the INS Action, INS is seeking actual and punitive damages for the rescission of the merger transaction. The Company intends vigorously to defend such action and believes it has meritorious defenses and counterclaims against INS. The Company made a Motion to Dismiss on the basis that the injury claimed was that of the INS shareholders and that the suit had to be in their names, not the Company name. INS conceded this point and filed an Amended Complaint in February 2000 listing all but one of its shareholders. As of the date of this 10-QSB, the Company intended to file a reply stating that the Amended Complaint fails to name all of the shareholders.

            Prior to the vote by the Shareholders and the Board of Directors of the Company to rescind the transactions with INS and Mr. Stazzone, advice of counsel was sought as to the appropriateness of such actions. The Company determined that affirmative legal action instigated by the Company was not the best use of the Company's assets, which would be better spent pursuing the Company's business. However, the Company determined that, in the event Mr. Stazzone and/or INS took action, that the Company would defend and pursue all of its remedies at law and in equity.

            The Company knows of no other legal proceedings to which it is a party or to which any of its property is the subject, which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2.     Changes in Securities and Use of Proceeds.

            On January 18, February 15, March 15, and March 29, 2000, the Company issued 50,000, 86,000, 50,000, and 200,000 shares of Common Stock, respectively, upon the exercise of warrants at the exercise price of $1.00 per share for gross proceeds of $386,000, which were allocated to the general operating fund. The shares were not registered under the Securities Exchange Act of 1934 and were issued in reliance upon an exemption under Rule 506 of the Securities Act of 1933.

            On January 25, 2000, the Company issued 75,000 shares of Common Stock upon the exercise of warrants at the exercise price of $.9875 per share for gross proceeds of $75,062.50, which were allocated to the general operating fund. The shares were not registered under the Securities Exchange Act of 1934 and were issued in reliance upon an exemption under Rule 506 of the Securities Act of 1933.

            On February 25, the Company executed a Consultant/Employee Stock Compensation Plan for the registration of 300,000 shares of Common Stock to be issued as a payment to consultants listed on Form S-8, which was filed with the Securities Exchange Commission on March 3, 2000 and incorporated by reference.

            On February 28, 2000, the Company approved the terms of a Tender Offer to the holders of the outstanding investment Units. This commenced on April 20, 2000 and was made in reliance upon an exemption under Rule 506 of the Securities Exchange Act of 1933. Additionally, the Company approved changes to the 2000 Stock Option Plan, which was attached as an exhibit to the 10KSB/A filed on April 12, 2000 and is incorporated by reference.

            On May 5, 2000, the Company created Series B Senior Convertible Preferred Stock. The preferences, limitations and relative rights are described in the attached Item 3.(i).6 and incorporated by this reference.


Item 5.     Other Information.

            On March 1, 2000, Julie J. Bahavar began serving as Controller and Chief Accounting Officer. In April, J. Michael Scott began serving as the Vice President of Sales & Marketing.

            On March 15, 2000, the Company retained Jennings, Strouss & Salmon, P.L.C., Phoenix, Arizona, as legal counsel.

            On March 15, 2000, the Company issued a press release reporting the results of its Valentine's Day Beta testing program. Investors as well as potential customers and other interested persons participated in the testing of the Company's gateways in several US and international locations. Participants were asked to evaluate the calls. Of the responses received, 98% gave the highest rating to the ease of use and quality of the Company's Internet Protocol telephony system.

            On March 27, 2000, the Company issued a press release reporting the commissioning of six additional gateways, on-line registration and the growing number of staff.

            On March 30, 2000, Condor Worldwide, Ltd. waived its rights to any shares of the Company's stock as described in the Amendment made July 29, 1998 to the Consulting Agreement made November 10, 1997 between the Company and Condor Worldwide, Ltd., which is shown in Exhibit 10.20 in the 10SB filed November 3, 1999 and incorporated by reference.

            On May 5, 2000, Barbara S. Will, Anthony K. Welch and James K. Howson, in their individual capacities, and IPVoice Communications, Inc. and Condor Worldwide Ltd., assigned all of the intellectual property in Multicom Business Management Software, a telecommunications software program, which uses an Internet interface with the public telephone system and provides real time billing, administration and control of the long distance telephone calls, including any and all modifications and future improvements, to the IPVoice.com, Inc. Barbara S. Will, Anthony K. Welch, and James K. Howson constitute all the members of the board of IPVoice Communications, Inc. James K. Howson is the Chairman and CEO of Condor Worldwide, Ltd.

Item 6.     Exhibits.

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.             Description
-----------             -----------
3.(i).5     *     Certificate of Correction completing the description of the
                  Senior Convertible Preferred Shares listed in the Amendment to the Articles of Incorporation filed on April 19, 1999.

3.(i).6     *     Certificate of Amendment of the Articles of Incorporation
                  designating the preferences, limitations and relative rights of Series B Preferred Stock.

10.36      [1]    Agreement dated February 16, 2000 with Delano Group
                  Securities.

10.43       *     Agreement dated March 30, 2000 with Condor Worldwide, Ltd.

10.44       *     Promissory Note dated May 5, 2000, Stock Escrow Agreement, and
                  Pledge and Security Agreement.

10.45       *     Agreement dated May 5, 2000 with Condor Worldwide, Ltd., James
                  K. Howson, Anthony Welch, Barbara Will and IPVoice.com.

27.1        *     Financial Data Schedule


[1] Previously filed with the Company's Form 10KSB/A for the period ending December 31, 1999.

*     Filed herewith.

(b)   No Reports on Form 8-K were filed during the quarter ended March 31, 2000.


                                   SIGNATURES

      In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.


Date  May 12, 2000                        IP Voice.Com, Inc. (Registrant)

                                          /s/ Barbara S. Will
                                          ---------------------------------
                                            Barbara S. Will
                                            Director, President and Chief
                                            Operating Officer

                                          /s/ James Howson
                                          ---------------------------------
                                            James Howson
                                            Chairman, Chief Executive Officer

                                          /s/ Julie Bahavar
                                          ---------------------------------
                                            Julie Bahavar
                                            Controller and Chief Accounting
                                            Officer

[Form 10QSB - 3/31/00]

                                IPVOICE.COM, INC.


              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Consolidated Balance Sheets (Unaudited) ...............................      F-2

Consolidated Statements of Operations (Unaudited) .....................      F-3

Consolidated Statements of Stockholders' Deficiency (Unaudited) .......      F-4

Consolidated Statements of Cash Flows (Unaudited) .....................      F-5

Notes to Consolidated Financial Statements ............................      F-6

                          IPVOICE.COM, INC.
                 (A Development Stage Enterprise)
                    CONSOLIDATED BALANCE SHEETS


                                                                                        March 31, 2000     December 31, 1999
                                                                                        ------------------------------------
  ASSETS                                                                                   Unaudited
CURRENT ASSETS
    Cash                                                                                 $   114,170         $    98,592
    Certificate of deposit - restricted                                                       25,514              25,205
    Accounts receivable                                                                       48,100             108,100
    Inventory                                                                                  9,450               7,586
    Prepaid expenses and deposits                                                            475,566              16,865
                                                                                         -------------------------------
       Total current assets                                                                  672,800             256,348
                                                                                         -------------------------------

FIXED ASSETS
    Computer equipment                                                                       369,961             369,619
    Office equipment                                                                          30,043              19,019
    Furniture & fixtures                                                                      40,537              29,445
                                                                                         -------------------------------
           Sub total property & equipment                                                    440,541             418,083
       Less accumulated depreciation                                                         (62,837)            (40,528)
                                                                                         -------------------------------
           Total property & equipment                                                        377,704             377,555
                                                                                         -------------------------------
Total Assets                                                                             $ 1,050,504         $   633,903
                                                                                         ===============================

             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

    Accounts Payable
       Trade                                                                             $   141,971         $   326,524
       Officer                                                                                64,148              17,403
       Related party                                                                          65,419              40,896
    Accrued payroll taxes                                                                        328               1,005
    Accrued interest - stockholders                                                           11,398              12,690
    Deferred revenue                                                                           9,643               7,821

                                                                                         -------------------------------
       Total current liabilities                                                             292,907             406,339
                                                                                         -------------------------------

LONG-TERM LIABILITIES
    Notes payable                                                                          1,145,400           1,145,400
                                                                                         -------------------------------
       Total long-term  liabilities                                                        1,145,400           1,145,400
                                                                                         -------------------------------

Total liabilities                                                                          1,438,307           1,551,739
                                                                                         -------------------------------

STOCKHOLDERS' DEFICIENCY

Senior convertible preferred stock, $.001 par value, authorized 10,000,000 shares                  1                   1
       1,150 and 0 issued and outstanding shares
Common stock, $.001 par value, authorized 50,000,000 outstanding; 17,183,758                  17,184              16,423
       and  16,422,758 issued and outstanding shares
Additional paid-in capital                                                                 2,860,320           1,570,240
Deficit accumulated in the development stage                                              (3,265,308)         (2,504,500)
                                                                                         -------------------------------
       Total stockholders'  deficiency                                                      (387,803)           (917,836)
                                                                                         -------------------------------

Total Liabilities and Stockholders' Deficiency                                           $ 1,050,504         $   633,903
                                                                                         ===============================


    The accompanying notes are an integral part of the financial statements

                                IPVOICE.COM, INC.
                        (A Development Stage Enterprise
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                            Period from
                                                                                         February 19, 1997
                                                      Three Months Ended March 31,         (Inception)
                                                   ---------------------------------          through
                                                        2000               1999           March 31, 2000
                                                   ---------------------------------      ---------------
                                                      Unaudited           Unaudited          Unaudited
NET SALES                                          $     97,628         $          0         $    460,161
COST OF SALES                                            94,526                    0              399,960

                                                   ---------------------------------      ---------------
     Gross Profit                                         3,102                    0               60,201
                                                   ---------------------------------      ---------------

OPERATING EXPENSES
     Compensation
        Officers                                         70,167               66,097              554,520
        Other                                            40,620               14,320              153,476
        Consulting                                        9,367                    0              525,482
        Consulting - related party                      318,594              122,393              640,885
     General and administrative                         249,800               39,485            1,131,258
     Research and development                            28,160                    0              125,563
     Organizational expense - related party                   0               14,000               14,000
     Depreciation and amortization                       22,309                2,430               62,837

                                                   ---------------------------------      ---------------

        Total operating expenses                        739,017              258,725            3,208,021
                                                   ---------------------------------      ---------------

Loss from operations                                   (735,915)            (258,725)          (3,147,820)
                                                   ---------------------------------      ---------------
OTHER INCOME (EXPENSE)
Interest expense                                        (26,067)                   0              (90,454)
Interest income                                           1,174                    0               21,498
Write-off of receivable                                       0                    0              (48,532)
                                                   ---------------------------------      ---------------
        Total other income (expense)                    (24,893)                   0             (117,488)
                                                   ---------------------------------      ---------------

Net Loss                                               (760,808)            (258,725)          (3,265,308)
                                                   =================================         ============

Loss per common share                              $      (0.05)        $      (0.02)

Number of weighted average common
 shares outstanding                                  16,646,417           12,950,742
                                                   =================================


    The accompanying notes are an integral part of the financial statements

                                IPVOICE.COM, INC.

                        (A Development Stage Enterprise)
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY




                                                                                              Par Value
                                                                                    ----------------------------        Additional
                                                         Number of Shares             Preferred        Common             Paid-in
                                                       Preferred     Common             Stock           Stock             Capital
BEGINNING BALANCE,
February 19, 1997 (Inception)                              0                0       $         0      $         0       $         0
2/97 - founder's serv. ($0.001/sh.)                        0        9,000,000                 0            9,000                 0
3/97 - cash ($0.01/sh.)                                    0        1,400,000                 0            1,400            12,600
Net loss                                                   0                0                 0                0                 0

                                                       ---------------------------------------------------------------------------
BALANCE, 12/31/97                                          0       10,400,000                 0           10,400            12,600
3/19 - donated-rel. party $0.001/sh.)                      0       (9,000,000)                0           (9,000)            9,000
3/19 - acquisition ($0.001)                                0        9,000,000                 0            9,000            (9,000)
3/20 - cash received                                       0                0                 0                0                 0
2nd qtr, - cash ($1.00/sh.)                                0          144,000                 0              144           143,856
3rd qtr. - cash ($1.00/sh.)                                0           10,000                 0               10             9,990
3rd qtr. - cash ($0.75/sh.)                                0           53,333                 0               53            39,947
3rd qtr. - cash ($0.50/sh.)                                0           20,000                 0               20             9,980
3rd qtr. - cash ($0.25/sh.)                                0          100,000                 0              100            24,900
3rd qtr. - cash $0.10/sh.)                                 0          627,000                 0              627            62,073
3rd qtr. - services ($0.10/sh.)                            0          473,000                 0              473            46,827
4th qtr. - cash ($0.15/sh.)                                0          396,666                 0              397            56,103
4th qtr. - services ($0.15/sh.)                            0          275,000                 0              275            40,975
4th qtr. - cash ($0.19/sh.)                                0           80,000                 0               80            14,920
Net loss                                                   0                0                 0                0                 0

                                                       ---------------------------------------------------------------------------
BALANCE 12/31/98                                           0       12,578,999                 0           12,579           465,171
1st qtr. - cash ($0.22/sh.)                                0          687,499                 0              687           149,313
1st qtr. - services ($0.87/sh.)                            0          493,760                 0              494           429,070
2nd qtr. - cash received                                   0                0                 0                0                 0
2nd qtr. - cash ($4.00/sh.)                            1,150                0                 1                0             4,599
2nd qtr. - cash ($0.15/sh.)                                0        2,005,000                 0            2,005           293,995
3rd qtr. - cash ($0.40/sh.)                                0          437,500                 0              438           174,562
3rd qtr. - cash received                                   0                0                 0                0                 0
3rd qtr. - services ($1.00)                                0           10,000                 0               10             9,990
4th qtr. - services ($0.21)                                0          210,000                 0              210            43,540
Net loss                                                   0                0                 0                0                 0

                                                       ---------------------------------------------------------------------------
BALANCE 12/31/99                                       1,150       16,422,758                 1           16,423         1,570,240
1/1/2000. - cash  ($1.00/sh.)                              0           50,000                 0               50            49,950
01/1/2000. - cash ($1.00/sh.)                              0           86,000                 0               86            85,914
02/01/2000. - cash ($.99/sh.)                              0           75,000                 0               75            73,988
03/15/2000. - services/deposits ($2.92/sh.)                0          250,000                 0              250           730,528
03/15/2000. - services  ($2.00/sh.)                        0           25,000                 0               25            49,975
03/15/2000. - services  ($2.00/sh.)                        0           25,000                 0               25            49,975
03/29/2000. - cash  ($1.00/sh.)                            0          200,000                 0              200           199,800
03/15/2000. - cash  ($1.00/sh.)                            0           50,000                 0               50            49,950
Net loss                                                   0                0                 0                0                 0

                                                       ---------------------------------------------------------------------------
BALANCE, 3/31/2000, UNAUDITED                          1,150       17,183,758       $         1      $    17,184       $ 2,860,320
                                                       ===========================================================================


                                                                      Deficit
                                                                    Accumulated
                                                      Stock          During the                   Total
                                                  Subscription      Development                Stockholders'
                                                   Receivable          Stage                    Deficiency
BEGINNING BALANCE,
February 19, 1997 (Inception)                    $         0       $         0                $         0
2/97 - founder's serv. ($0.001/sh.)                        0                 0                      9,000
3/97 - cash ($0.01/sh.)                              (12,274)                0                      1,726
Net loss                                                   0           (22,981)                   (22,981)


                                                 -------------------------------------------------------
BALANCE, 12/31/97                                    (12,274)          (22,981)                   (12,255)
3/19 - donated-rel. party $0.001/sh.)                      0                 0                          0
3/19 - acquisition ($0.001)                                0                 0                          0
3/20 - cash received                                  12,274                 0                     12,274
2nd qtr, - cash ($1.00/sh.)                                0                 0                    144,000
3rd qtr. - cash ($1.00/sh.)                                0                 0                     10,000
3rd qtr. - cash ($0.75/sh.)                                0                 0                     40,000
3rd qtr. - cash ($0.50/sh.)                                0                 0                     10,000
3rd qtr. - cash ($0.25/sh.)                                0                 0                     25,000
3rd qtr. - cash $0.10/sh.)                           (62,700)                0                          0
3rd qtr. - services ($0.10/sh.)                            0                 0                     47,300
4th qtr. - cash ($0.15/sh.)                                0                 0                     56,500
4th qtr. - services ($0.15/sh.)                            0                 0                     41,250
4th qtr. - cash ($0.19/sh.)                                0                 0                     15,000
Net loss                                                   0          (507,685)                  (507,685)


                                                 -------------------------------------------------------
BALANCE 12/31/98                                     (62,700)         (530,666)               ($  115,616)
1st qtr. - cash ($0.22/sh.)                                0                 0                    150,000
1st qtr. - services ($0.87/sh.)                            0                 0                    429,564
2nd qtr. - cash received                              60,000                 0                     60,000
2nd qtr. - cash ($4.00/sh.)                                0                 0                      4,600
2nd qtr. - cash ($0.15/sh.)                                0                 0                    296,000
3rd qtr. - cash ($0.40/sh.)                                0                 0                    175,000
3rd qtr. - cash received                               2,700                 0                      2,700
3rd qtr. - services ($1.00)                                0                 0                     10,000
4th qtr. - services ($0.21)                                0                 0                     43,750
Net loss                                                   0        (1,973,834)                (1,973,834)


                                                 -------------------------------------------------------
BALANCE 12/31/99                                           0        (2,504,500)                  (917,836)
1/1/2000. - cash  ($1.00/sh.)                              0                 0                     50,000
01/1/2000. - cash ($1.00/sh.)                              0                 0                     86,000
02/01/2000. - cash ($.99/sh.)                              0                 0                     74,063
03/15/2000. - services/deposits ($2.92/sh.)                0                 0                    730,778
03/15/2000. - services  ($2.00/sh.)                        0                 0                     50,000
03/15/2000. - services  ($2.00/sh.)                        0                 0                     50,000
03/29/2000. - cash  ($1.00/sh.)                            0                 0                    200,000
03/15/2000. - cash  ($1.00/sh.)                            0                 0                     50,000
Net loss                                                   0          (760,808)                  (760,808)


                                                 -------------------------------------------------------
BALANCE, 3/31/2000, UNAUDITED                    $         0       ($3,265,308)               ($  387,803)
                                                 ========================================================


The accompanying notes are an integral part of the financial statements

                               IPVOICE.COM, INC.
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                   Period from
                                                                          Three Months           February 19, 1997
                                                                         Ended March 31,             (Inception)
                                                                   -------------------------           through
                                                                        2000         1999          March 31, 2000
                                                                   -------------------------       --------------
                                                                     Unaudited      Unaudited        Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $(760,808)      $(258,725)      $(3,265,308)
Adjustments to reconcile net loss to net cash used by
   Operating activities:
       Stock issued for services/deposits - related party             730,778         120,264           862,392
       Stock issued for services - other                              100,000               0           549,250
       Depreciation                                                    22,309           2,430            62,837
       Interest credited to certificate of deposit                       (309)              0              (514)
Changes in operating assets and liabilities:
       (Increase) decrease in inventory                                (1,864)         27,582            (9,450)
       (Increase) decrease  in accounts receivable                     60,000               0           (48,100)
       (Increase) decrease in prepaid expenses                       (458,701)              0          (475,566)
       Increase (decrease) in accounts payable - trade               (184,553)        (28,628)          141,971
       Increase (decrease) in accounts payable - officers              46,745          (6,845)           64,148
       Increase (decrease) in accounts payable - related party         24,523           4,936            65,419
       Increase (decrease) in deferred revenue                          1,822               0             9,643
       Increase (decrease) in accrued payroll taxes                      (677)         31,205               328
       Increase (decrease) in accrued interest                         (1,292)              0            11,398

                                                                    -------------------------       -----------
Net cash used by operating activities                                (422,027)       (107,781)       (2,031,552)
                                                                    -------------------------       -----------

CASH FLOWS FROM INVESTING  ACTIVITIES:
       Purchase certificate of deposit                                      0               0           (25,000)
       Purchase property and equipment                                (22,458)        (16,360)         (440,541)
                                                                    -------------------------       -----------
Net cash used by investing activities                                 (22,458)        (16,360)         (465,541)
                                                                    -------------------------       -----------

CASH FLOWS FROM FINANCING  ACTIVITIES:
       Proceeds from notes payable                                          0               0         1,145,400
       Common stock issued for cash                                   460,063         150,000         1,386,289
       Preferred stock issued for cash                                      0               0             4,600
       Proceeds stock subscription receivable                               0               0            74,974
                                                                    -------------------------       -----------
Net cash provided by financing activities                             460,063         150,000         2,611,263
                                                                    -------------------------       -----------

Net increase (decrease) in cash and equivalent                         15,578          25,859           114,170

CASH, beginning of period                                              98,592             908                 0
                                                                    -------------------------       -----------
CASH, end of period                                                 $ 114,170       $  26,767       $   114,170
                                                                    =========================       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Interest paid in cash                                        $  27,359       $       0       $    79,056
                                                                    =========================       ===========

NON-CASH FINANCING ACTIVITIES:
       Stock subscription receivable                                $       0       $(175,000)      $         0
                                                                    =========================       ===========

       Donated capital - related party                              $       0       $       0       $     9,000
                                                                    =========================       ===========

       Inventory transferred to property and equipment              $       0       $       0       $   152,980
                                                                    =========================       ===========


    The accompanying notes are an integral part of the financial statements

                                IPVOICE.COM, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (information for the three-month period
                  ending March 31, 2000 and 1999 is unaudited)

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

      The following summarize the more significant accounting and reporting policies and practices of the Company:

      a) USE OF ESTIMATES. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the year then ended. Actual results may differ from those estimates.

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

      g) PROPERTY AND EQUIPMENT All property and equipment is recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges, which do not increase the useful lives of the assets are charged to operations as incurred.

      h) REVENUE RECOGNITION The Company currently has two revenue streams: 1) prepaid telephone calling cards and 2) the sale of its "Gateways". The Company recognizes revenue on the prepaid telephone cards based upon actual usage since, as provided by the service provider in reports detailing usage by activated PIN codes. Since the Company requires payment in full by the wholesaler upon PIN code activation, in blocks, the amount received by the Company in excess of that reported by the provider is classified as deferred revenue. Revenue from the sale of the Company's "Gateways" is recognized upon acceptance of the equipment by the purchaser. Although the accounting for the two revenue streams is different, they are both part of the Company's single line of business.

      i) RESEARCH AND DEVELOPMENT Research and development costs are expensed in the period incurred.

      j) INTERIM FINANCIAL INFORMATION. The financial statements for the three months ended March 31, 2000 and 1999 are unaudited and include all adjustments, which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year result.

(2) STOCKHOLDERS' EQUITY The Company has authorized 50,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 17,183,758 and 16,422,758 shares of common stock issued and outstanding at March 31, 2000 and December 31, 1999, respectively. The Company has 1,150 and 0 shares of senior convertible preferred stock issued and outstanding at March 31, 2000 and December 31, 1999, respectively. In February 1997, the Company issued 9,000,000 shares to its founder for services rendered to the Company valued at par value, or $9,000. In March 1997, the Company completed a Regulation D Rule 504 Placement for 1,400,000 shares in exchange for $14,000 cash.

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

      In April 1999, the Company issued 250,000 shares of common stock to an existing stockholder for $100,000 cash. In April 1999, an existing stockholder exercised a warrant for 155,000 shares of common stock by tendering $100,000 cash. In April 1999, an existing stockholder exercised a warrant for 1,600,000 shares of common stock by tendering $96,000 in cash. In the second quarter, the Company completed a Regulation D Rule 506 Private Placement for units, which included the issuance of 1,150 shares of senior convertible preferred stock in exchange for $4,600 in cash. These senior convertible preferred shares, as a group, are convertible into common shares equaling 51% of the issued and outstanding common shares after conversion, in the event of an uncured default of the notes payable.) In July 1999, the Company discovered that it had failed to issue and record 10,000 shares of common stock in exchange for legal services, valued at $10,000 in 1997, as originally contracted. These shares were recorded in July 1999. In August 1999, the Company issued 437,500 shares of common stock for $175,000 cash. All common stock shares issued in exchange for cash, except the two warrant exercises, were subscribed for in January 1999. In November 1999, the Company issued 10,000 shares of common stock in exchange for services valued at $23,750. In December 1999, the Company discovered that it had failed to issue and record 200,000 shares of common stock for services valued at $20,000, which had been contracted for in October 1998, and were recorded in December 1999.

      In first quarter 2000, an existing shareholder exercised warrants for 386,0000 shares of common stock for $386,000 cash. In the first quarter 2000 an existing 506 investor exercised his warrants for 75,000 shares of common stock by tendering $74,063 cash. In the first quarter the Company issued 300,000 shares of common stock for services/deposits, valued at the current market rate of $830,778, to two entities one related party ($730,778) and the other unrelated ($100,000).


(3) INCOME TAXES Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $3,265,308, which expire beginning December 31, 2117. There may be certain limitations on the Company's ability to utilize the loss carry-forwards in the event of a change of control resulting from the conversion of the senior convertible preferred stock, should that occur.

      The amount recorded as a deferred tax asset, cumulative as of March 31, 2000, is $1,306,000, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $1,306,000, as the Company has no history of profitable operations.

      The significant components of the net deferred tax asset as March 31, 2000 are:


                        Net operating losses        $ 1,306,000
                                                    -----------
                        Valuation allowance          (1,306,000)
                                                    -----------
                        Net deferred tax asset      $         0
                                                    ===========

                                IPVOICE.COM, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4) GOING CONCERN As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $3,265,308 since inception. At March 31, 2000, the Company reflects working capital of approximately $380,000 and stockholders' deficiency of approximately $388,000. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company has retained the services of a registered broker/dealer and is in negotiations with an investment group, introduced by the broker/dealer, for an investment of up to $5,000,000 in the Company.

(5) RELATED PARTIES At March 31, 2000, the Company owed two of its officers $64,148 for reimbursement of expenses paid on behalf of the Company. This amount is represented in Accounts Payable - Officer. At March 31, 2000, the Company owed a shareholder $65,419 for consulting services performed on behalf of the Company. This amount is represented in Accounts payable - related party. Total consulting fees incurred by a shareholder during this quarter amounted to $318,594. Consulting fees in the amount of $22,500 were paid to an officer.

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

      TENDER OFFER. In April 2000 a tender offer was made to Senior Preferred Convertible Stockholders the option of converting each unit to: (1) Converting all of the units into 17,832 shares of common stock, (2) Converting a portion of the units to shares and amend the notes or (3) retain the units and not accept either offer.

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

      d) LAWSUITS In December 1999, SatLink filed a lawsuit alleging breach of contract as a result of the rescission of the acquisition in October 1999, as discussed in Note 6 above. In December 1999, the former CFO of the Company filed a lawsuit alleging breach of contract as a result of the rescission of the employment agreement in October 1999, as discussed in
      Note 6 above. The Company believes these suits have no merit and intends to vigorously defend them.

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

      f) STOCK OPTION PLAN In December 1999, the stockholders approved for the Board of Directors to adopt an employee stock option plan. This plan reserves up to 1,000,000 shares to be issued upon the exercise of such granted options. The plan, which was not finalized until early 2000, allows for the grant of qualified and non-qualified options, as defined by
      Section 422 of the Internal Revenue Code of 1986, as amended. To be eligible, a grantee must have been employed by the Company for a minimum of 60 days, or be a Director of the Company. The plan contains various exercise price calculation formats. No options have been granted pursuant to this plan.


(10) SUBSEQUENT EVENTS - GOING CONCERN The Company is seeking to reduce its outstanding debt obligations by converting them to equity interests in the Company. In this respect, the Company commenced a tender offer on April 20, 2000 to exchange outstanding investment Units for shares of the Company's common stock. Each Unit consists of a $24,900 promissory note, 25 shares of the Company's Senior Convertible Preferred Stock and a warrant to purchase 18,750 shares of the Company's common stock. In the tender offer, the Company is offering 17,832 shares of its common stock in exchange for each Unit. The tender offer is scheduled to expire at close of business on May 19, 2000. More information about the tender offer is contained in the Schedule TO and Offering Circular filed with the Securities and Exchange Commission on April 20, 2000 and amended May 5, 2000.

In addition, the Company is seeking additional capital through private sales of its equity securities. In this respect, it has entered into agreements with Augustine Fund, L.P. and The Shaar Fund, Ltd., two private investment funds, for the sale of 2,500 shares of Series B Convertible Preferred Stock and Warrants to purchase 250,000 shares of the Company's common stock for an aggregate cash investment of $2,500,000. The investment is scheduled to fund on May 22, 2000 subject only to the condition that at least 23 of the 46 outstanding investment Units are tendered to and accepted by the Company by the conclusion of the current tender offer. The Company cannot be assured that this condition will be satisfied. The two investment funds also have the option to invest up to an additional $2,500,000 in the Company's common stock. On May 5, 2000, one of the investment funds agreed to advance $500,000 to the Company. Repayment of the advance is due not later than May 27, 2000. Additional information about this financing is set forth in the amendment to Schedule TO and Supplement No. 1 to the Offering Circular filed with the Securities and Exchange Commission.

                                 Exhibit Index

Exhibit No.             Description
-----------             -----------
3.(i).5     *     Certificate of Correction completing the description of the
                  Senior Convertible Preferred Shares listed in the Amendment to the Articles of Incorporation filed on April 19, 1999.

3.(i).6     *     Certificate of Amendment of the Articles of Incorporation
                  designating the preferences, limitations and relative rights of Series B Preferred Stock.

10.36      [1]    Agreement dated February 16, 2000 with Delano Group
                  Securities.

10.42      [1]    Amended 2000 Stock Option Plan.

10.43       *     Agreement dated March 30, 2000 with Condor Worldwide, Ltd.

10.44       *     Promissory Note dated May 5, 2000 and Pledge and Security
                  Agreement.

10.45       *     Agreement dated May 5, 2000 with Condor Worldwide, Ltd., James
                  K. Howson, Anthony Welch, Barbara Will and IPVoice.com.

27.1        *     Financial Data Schedule

[1] Previously filed with the Company's Form 10KSB/A for the period ending
    December 31, 1999.

 *  Filed herewith.
