Form 10QSB
period 2000-06-30
IP VOICE COM INC
filed 2000-08-10
CIK 1092083

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2000

                          Commission file no. 0-27917

                                IPVoice.com, Inc.
                 (Name of small business issuer in its charter)


             Nevada                                    65-0729900
  (State or other Jurisdiction           (I.R.S. Employer Identification No.)
of Incorporation or organization)


                        7585 E. Redfield Road, Suite 202
         Scottsdale, Arizona                                 85260
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number:  (480) 948-1895

Securities registered under Section 12(b) of the Exchange Act:

                                                     Name of each exchange on
Title of each class                                       which registered
-------------------                                       ----------------
     None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of class)

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

                        Yes [X]                     No [ ]

         As of June 30, 2000, there are 17,866,384 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1.  Financial Statements.

The Condensed Consolidated Financial Statements of IPVoice.com, Inc. for the period ending June 30, 2000 are unaudited and are attached and incorporated by this reference as Item 1.

Item 2. Management's Discussion and Analysis of Results of Operations and Plan of Operations.

This analysis should be read in conjunction with the condensed consolidated financial statements, the notes thereto, included in this on Form 10-QSB and the financial statements and notes thereto included in IPVoice.com, Inc.'s December 31, 1999 Annual Report on Form 10-KSB.

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

The Company has installed Gateways in New York, Los Angeles, Atlanta, Dallas, Phoenix, Chicago and London. Within the next thirty days we anticipate having a Gateway installed in Miami, Florida. Currently, we receive revenues from the Company's involvement in the sale of prepaid calling cards.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2000 and 1999

Overview

The Company is in the development stage. From its inception, the Company has incurred losses from operations. As of June 30, 2000, the Company had cumulative net losses totaling $3,766,000. We have only recently commenced operations of the IPVoice System and have not begun generating any significant revenues, yet. We expect to continue to generate losses until our revenues increase.

Revenues

Revenues for the three months ended June 30, 2000 and 1999 were $10,000 and $0, respectively. For the six months ended June 30, 2000 and 1999, revenues were $108,000 and $0, respectively. The Company engaged in the sale of prepaid calling cards, which resulted in revenues for the three and six months ended June 30, 2000.

Operating Expenses

Operating expenses for the three months ended June 30, 2000 were $498,000 compared to $537,000 for the three months ended June 30, 1999. Net loss was $501,000 and $542,000 for the three months ended June 30, 2000 and 1999, respectively. The operating expenses and net loss did not change significantly.

Operating expenses for the six months ended June 30, 2000 were $1,237,000 compared to $796,000 for the six months ended June 30, 1999. Net loss was $1,262,000 and $801,000 for the six months ended June 30, 2000 and 1999, respectively. The increases in the operating expenses and net loss are primarily related to consulting and general and administrative expenses. During the six months ended June 30, 2000, consulting fees of $52,000 were paid to an officer and $304,000 to a shareholder. There were $70,000 and $49,000 outstanding to two officers and a shareholder, respectively, in respect to fees and reimbursement of expenses as of June 30, 2000.

Financial Condition, Liquidity and Capital Resources

At June 30, 2000, the Company had cash of $1,674,000 compared to $99,000 at December 31, 1999.

In the second quarter 2000, the Company made a Tender Offer to the holders of 46 Units that had been issued in the spring of 1999. Each unit consisted of (i) a two-year note in the principal amount of $24,900 bearing interest at 9% per year, (ii) a warrant to purchase 18,750 shares of common stock at an exercise price of $.9875, and (iii) 25 shares of senior convertible (Series A) preferred stock with a conversion feature providing that in the event of an uncured default in the payment on the notes, the outstanding senior convertible (Series
A) preferred stock would be converted into common stock in an amount of shares which, immediately after issuance would equal 51% of the Company's issued and outstanding common stock on a fully diluted basis. Holders of the Units were given three options: (1) convert each Unit into 17,832 shares of common stock,
(2) surrender the Series A preferred stock, retain the warrant and exchange the note for an amended note that is convertible into common stock at a conversion price of $7.00 per share, or (3) retain the Unit without modification. As a result of the Tender Offer, the Company issued 543,876 shares of common stock in exchange for the surrender of 950 shares of Series A preferred stock and cancellation of $759,450 of debt.

During the second quarter of 2000, the Company received $2,157,000, net of expenses of $343,000, from the issuance of 2,500 shares of convertible Series B preferred stock with a 7.5% dividend rate. At the election of the shareholders, the Series B preferred stock may be converted into shares of common stock by dividing the purchase price by the conversion price. The conversion price equals the lesser of: (1) 110% of the lowest closing bid price for the common stock for the five trading days prior to the date of issuance or (2) 75% of the average of the three lowest closing bid price for the common stock for the thirty consecutive trading days preceding the conversion date. The Company has recorded a beneficial conversion feature discount on the issuance of convertible Series B preferred stock in the amount of $833,333 in accordance with EITF Topic D-60. Based on the Series B preferred stockholders' agreement, the Company is recording the Series B preferred stock dividend over 180 days from May 22, 2000. Also, on the conversion date, the Series B preferred stockholders have an option to acquire up to $2,500,000 of common stock at the conversion price. The Company is currently evaluating the financial statement effects of this option. Furthermore, in accordance with the Series B preferred stockholders' agreement, the Company issued 350,000 warrants to purchase common stock at an exercise price of $2.136 per share. Additional information about this financing is set forth in the Form 8-K Report filed with the Securities and Exchange Commission on June 16, 2000.

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

Plan of Operations

Management estimates that the cash flow from operations over the next 12 months, as well as the proceeds from the issuance of Series B convertible preferred stock to Augustine Fund, L.P. and Shaar Fund, Ltd. will be sufficient to continue the Company's operations and to cover its operational expenses. Nevertheless, the Company reserves the right to raise additional proceeds or incur debt or take such other actions to expand or sustain its operations.

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

                                     PART II

Item 1.     Legal Proceedings.

On April 25, 2000, Michael McKim filed a lawsuit against the Company alleging breach of employment contract and fraud. [Michael McKim v. IPVoice Communications, Inc., a/k/a IPVoice.com, Inc., United States District Court, Western District of Kentucky, at Louisville, 3:00CV-229-H] The Company formerly employed Mr. McKim as Vice President of Research and Development. In addition, for a period of time, he was a member of the Company's Board of Directors. As a part of his compensation, Mr. McKim was to receive 300,000 shares of common stock, followed by an additional 750,000 shares of common stock over a three-year period, subject to various limitations.

In his complaint, Mr. McKim alleges that the Company failed to issue the 300,000 shares to him, thereby breaching the employment agreement. In addition, he alleges that, in failing to provide the shares to him, the Company committed fraud. The Company filed its answer on June 19, 2000 denying the allegations of the complaint. The Company also filed a counterclaim against Mr. McKim alleging that, during the course of his employment, Mr. McKim engaged in intentional misrepresentation, breach of fiduciary duty and intentional interference with business relationships. The Company intends to vigorously defend the lawsuit and aggressively pursue its counterclaim.

Item 2.    Changes in Securities and Use of Proceeds.

On April 14, an existing stockholder exercised warrants to purchase 120,000 shares of common stock at a price of $1.00 per share. The proceeds were used for general corporate purposes. In connection with the issuance of its common stock, the Company relied on Section 4(2) of the Securities Act of 1933 and Rule 506.

On May 5, 2000, the Company created Series B convertible preferred stock. The preferences, limitations and relative rights are set forth in Exhibit 3.(i).6 to the Company's Form 10-QSB report filed May 15, 2000.

On May 19, 2000, the Company completed a tender offer for its outstanding Units originally issued in the spring of 1999. A description of the tender offer is contained in Item 2 of Part I under the caption "Financial Condition, Liquidity and Capital Resources" and is incorporated herein by reference. In connection with the issuance of its common stock in exchange for the Units, the Company relied on the exemption from registration contained in Section 3(a)(9) of the Securities Act of 1933.

On May 22, 2000, the Company issued 2,500 shares of Series B convertible preferred stock to two institutional investors. A description of the issuance is contained in Item 2 of Part I under the caption "Financial Condition, Liquidity and Capital Resources" and is incorporated herein by reference. In connection with this offering, the Company relied on the exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 506.

On June 14, 2000, two existing stockholders exercised warrants to purchase 18,750 shares of common stock at a price of $.9875 per share. Proceeds were used for general corporate purposes. In connection with the issuance of its common stock, the Company relied on Section 4(2) of the Securities Act of 1933 and Rule 506.

Item 5.   Other Information.

In April 2000, J. Michael Scott began serving as the Vice President of Sales & Marketing. In July 2000, Brian A. Auchey began serving as Acting Chief Financial Officer.

On May 5, 2000, Barbara S. Will (President, Chief Operating Officer and a Director), Anthony K. Welch (Senior Vice President and a Director) IPVoice Communications, Inc. and Condor Worldwide, Ltd., assigned to the Company all of their respective interests in the intellectual property constituting the Multicom Business Management Software, a telecommunications software program, which uses an Internet interface with the public telephone system and provides real time billing, administration and control of the long distance telephone calls, including any and all modifications and future improvements. James K. Howson is the Chairman and CEO of Condor Worldwide, Ltd.

Effective May 31, 2000 the Company and IIP agreed to terminate the consulting agreement under terms which excused IIP from providing any further services and discontinued the Company's obligation to make the monthly payments for such services. In addition, IIP agreed to exchange both outstanding warrants for 700,000 shares of Common Stock.

On June 1, 2000, the Company entered into a financial and business management consulting agreement with Growth Capital Resources.com, LLC. The agreement is terminable with thirty days notice. GCR is compensated on an hourly basis, plus out-of-pocket expenses, for time spent by its staff in providing services to the Company.

Item 6.   Exhibits.

         (a) Exhibits, as described in the following index of exhibits, are filed herewith or incorporated herein by reference, as follows:


Exhibit No.                         Description
--------------------------------------------------------------------------------
10.45  [1]   Agreement dated May 5, 2000 with Condor Worldwide, Ltd., James K.
             Howson, Anthony Welch, Barbara Will and IPVoice Communications, Inc.
10.46  [2]   Augustine Fund, L.P. - Securities Purchase Agreement including all exhibits
10.47  [2]   The Shaar Fund, Ltd. - Securities Purchase Agreement including all exhibits
10.48   *    Employment Agreement dated April 2000 with J. Michael Scott
10.49   *    Service Agreement dated May 15, 2000 with Telic Communications, Inc.
10.50   *    Financial and Business Management Consulting Agreement dated June 1,
             2000 with Growth Capital Resources.com, LLC
10.51   *    Collocation Agreement dated June 23, 2000 with Intermedia
             Communications Inc.

10.52   *    Service Agreement dated June 29, 2000 with Telecom Compliance Services,
             Inc.
27.1    *    Financial Data Sheet

 *           Filed herewith
[1] Previously filed with the Company's Form 10-QSB for the period ending March 31, 2000.
[2]          Previously filed with the Company's Form 8-K report dated June 16,
             2000.


             (b) Reports on Form 8-K were filed during the quarter as follows:

(i)          Form 8-K Report filed May 9, 2000 with respect to Item 5
(ii)         Form 8-K Report filed June 16, 2000 with respect to Item 5


                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.


Date   August 9, 2000                           IPVoice.com, Inc. (Registrant)
     --------------------------------

                                                 /s/ Barbara S. Will
                                                --------------------------------
                                                     Barbara S. Will
                                                     Director, President and
                                                     Chief Operating Officer

                                                 /s/ James Howson
                                                --------------------------------
                                                     James Howson
                                                     Chairman, Chief Executive
                                                     Officer

                                                 /s/ Brian Auchey
                                                --------------------------------
                                                     Brian Auchey
                                                     Acting Chief Financial
                                                     Officer

                                IPVOICE.COM, INC.


INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets - June 30, 2000 (Unaudited)...........................  F-1

Consolidated Statements of Operations (Unaudited).................................  F-2

Consolidated Statements of Stockholders' Equity (Deficiency) (Unaudited)..........  F-3

Consolidated Statements of Cash Flows (Unaudited).................................  F-4

Notes to Consolidated Financial Statements........................................  F-5

                                IPVOICE.COM, INC.
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEETS


                                                                          June 30, 2000      December 31, 1999
                                                                          ------------------------------------
ASSETS                                                                     Unaudited

CURRENT ASSETS
      Cash                                                                 $ 1,673,557         $    98,592
      Certificates of deposit - restricted                                      50,829              25,205
      Accounts receivable                                                       20,642             108,100
      Inventory                                                                   --                 7,586
      Prepaid expenses and deposits                                            487,135              16,865
                                                                           -------------------------------
          Total current assets                                               2,232,163             256,348
                                                                           -------------------------------

FIXED ASSETS
      Computer equipment                                                       515,082             369,619
      Office equipment                                                          50,454              19,019
      Furniture & fixtures                                                      40,537              29,445
                                                                           -------------------------------
          Property & equipment, at cost                                        606,073             418,083
          Less accumulated depreciation                                        (88,230)            (40,528)
                                                                           -------------------------------
          Property & equipment, net                                            517,843             377,555
                                                                           -------------------------------
INTANGIBLE ASSETS                                                              105,032                --
                                                                           -------------------------------
Total Assets                                                               $ 2,855,038         $   633,903
                                                                           ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES

      Accounts Payable
          Trade                                                            $   213,190         $   326,524
          Officer                                                               70,490              17,403
          Related party                                                         49,247              40,896
      Accrued payroll taxes                                                       --                 1,005
      Accrued interest - stockholders                                            4,221              12,690
      Deferred revenue                                                            --                 7,821
                                                                           -------------------------------
          Total current liabilities                                            337,148             406,339
                                                                           -------------------------------
LONG-TERM LIABILITIES
      Notes payable                                                            385,950           1,145,400
                                                                           -------------------------------
          Total long-term  liabilities                                         385,950           1,145,400
                                                                           -------------------------------
Total liabilities                                                              723,098           1,551,739
                                                                           -------------------------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
Senior convertible preferred stocks, $.001 par value,
   authorized 10,000,000 shares
          Series A, 200 and 1,150 issued and outstanding shares
            at June 30, 2000 and December 31, 1999
          Series B, 2,500 and 0 issued and outstanding shares
            at June 30, 2000 and December 31, 1999                                    3                   1
Common stock, $.001 par value, authorized 50,000,000
   outstanding; 17,866,384 and 16,422,758 issued and
   outstanding shares at June 30, 2000 and December 31, 1999                    17,866              16,423
Beneficial conversion feature discount                                         833,333                --
Additional paid-in capital                                                   5,227,363           1,570,240
Deficit accumulated in the development stage                                (3,946,625)         (2,504,500)
                                                                           -------------------------------
          Total stockholders' equity (deficiency)                            2,131,940            (917,836)
                                                                           -------------------------------
Total Liabilities and Stockholders' Equity (Deficiency)                    $ 2,855,038         $   633,903
                                                                           ===============================

    The accompanying notes are an integral part of the financial statements

                                IPVOICE.COM, INC.
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                                      Period from
                                                                                                                   February 19, 1997
                                                    Three Months Ended June 30,        Six Months Ended June 30,      (Inception)
                                                  ------------------------------------------------------------          through
                                                      2000            1999            2000            1999           June 30, 2000
                                                  ------------    ------------    ------------    ------------       -------------
                                                   Unaudited       Unaudited       Unaudited       Unaudited

NET SALES                                         $     10,345    $       --      $    107,973    $       --          $    470,506
COST OF SALES                                            9,450            --           103,976            --               409,410
                                                  ------------    ------------    ------------    ------------        ------------
      Gross Profit                                         895            --             3,997            --                61,096
                                                  ------------    ------------    ------------    ------------        ------------

OPERATING EXPENSES
      Compensation
           Officers                                    107,176          81,232         177,343         147,329             661,696
           Other                                        56,290          16,293          96,910          30,613             209,766
           Consulting                                  201,928            --           211,295            --               727,410
           Consulting - related party                   37,600         370,624         356,194         493,017             678,485
      General and administrative                        69,585          80,724         319,385         120,209           1,200,843
      Research and development                            --              --            28,160            --               125,563
      Organizational expense - related party              --           (14,000)           --              --                14,000
      Depreciation and amortization                     25,393           2,430          47,702           4,860              88,230
                                                  ------------    ------------    ------------    ------------        ------------

           Total operating expenses                    497,972         537,303       1,236,989         796,028           3,705,993
                                                  ------------    ------------    ------------    ------------        ------------

Loss from operations                                  (497,077)       (537,303)     (1,232,992)       (796,028)         (3,644,897)
                                                  ------------    ------------    ------------    ------------        ------------


OTHER INCOME (EXPENSE)
Interest expense                                       (20,021)        (11,547)        (46,088)        (11,547)           (110,475)
Interest income                                         16,336           6,386          17,510           6,386              37,834
Write-off of receivable                                   --              --              --              --               (48,532)
                                                  ------------    ------------    ------------    ------------        ------------
           Total other income (expense)                 (3,685)         (5,161)        (28,578)         (5,161)           (121,173)
                                                  ------------    ------------    ------------    ------------        ------------

Net Loss                                          $   (500,762)   $   (542,464)   $ (1,261,570)   $   (801,189)       $ (3,766,070)
                                                  ============    ============    ============    ============        ============

Loss per common share                             $      (0.03)   $      (0.03)   $      (0.07)   $      (0.05)

Number of weighted average common
 shares outstanding                                 17,536,934      15,541,769      17,268,264      14,762,758
                                                  ============    ============    ============    ============


     The accompanying notes are an integral part of the financial statements

                                IPVOICE.COM, INC.
                        (A Development Stage Enterprise)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                                         Par Value
                                                     Number of Shares            -----------------------------      Additional
                                               ----------------------------      Preferred         Common            Paid-in
                                                Preferred           Common         Stock            Stock            Capital
BEGINNING BALANCE
February 19, 1997 (Inception)                         --               --        $      --        $      --        $      --
2/97 - founder's serv. ($0.001/sh.)                   --          9,000,000             --              9,000             --
3/97 - cash ($0.01/sh.)                               --          1,400,000             --              1,400           12,600
Net loss                                              --               --               --               --               --

                                               --------------------------------------------------------------------------------
BALANCE, 12/31/97                                     --         10,400,000             --             10,400           12,600
3/19 - donated-rel. party ($0.001/sh.)                --         (9,000,000)            --             (9,000)           9,000
3/19 - acquisition ($0.001)                           --          9,000,000             --              9,000           (9,000)
3/20 - cash received                                  --               --               --               --               --
2nd qtr. - cash ($1.00/sh.)                           --            144,000             --                144          143,856
3rd qtr. - cash ($1.00/sh.)                           --             10,000             --                 10            9,990
3rd qtr. - cash ($0.75/sh.)                           --             53,333             --                 53           39,947
3rd qtr. - cash ($0.50/sh.)                           --             20,000             --                 20            9,980
3rd qtr. - cash ($0.25/sh.)                           --            100,000             --                100           24,900
3rd qtr. - cash ($0.10/sh.)                           --            627,000             --                627           62,073
3rd qtr. - services ($0.10/sh.)                       --            473,000             --                473           46,827
4th qtr. - cash ($0.15/sh.)                           --            396,666             --                397           59,103
4th qtr. - services ($0.15/sh.)                       --            275,000             --                275           40,975
4th qtr. - cash ($0.19/sh.)                           --             80,000             --                 80           14,920
Net loss                                              --               --               --               --               --

                                               --------------------------------------------------------------------------------
BALANCE, 12/31/98                                     --         12,578,999             --             12,579          465,171
1st qtr. - cash ($0.22/sh.)                           --            687,499             --                687          149,313
1st qtr. - services ($0.87/sh.)                       --            493,760             --                494          429,070
2nd qtr. - cash received                              --               --               --               --               --
2nd qtr. - cash ($4.00/sh.)                          1,150             --                1               --              4,599
2nd qtr. - cash ($0.15/sh.)                           --          2,005,000             --              2,005          293,995
3rd qtr. - cash ($0.40/sh.)                           --            437,500             --                438          174,562
3rd qtr. - cash received                              --               --               --               --               --
3rd qtr. - services ($1.00)                           --             10,000             --                 10            9,990
4th qtr. - services ($0.21)                           --            210,000             --                210           43,540
Net loss                                              --               --               --               --               --

                                               --------------------------------------------------------------------------------
BALANCE, 12/31/99                                    1,150       16,422,758              1             16,423        1,570,240
1st qtr. - cash ($1.00/sh.)                           --            386,000             --                386          385,614
1st qtr. - cash ($.99/sh.)                            --             75,000             --                 75           73,988
1st qtr. - services/deposits ($2.92/sh.)              --            250,000             --                250          730,528
1st qtr. - services ($2.92/sh.)                       --             50,000             --                 50          145,950
2nd qtr. - Conversion due to Tender Offe r            (950)         543,876             (1)               544          678,208
2nd qtr. - Issuance of Series B - cash               2,500             --                3               --          1,323,904
2nd qtr. - cash ($1.00/sh.)                           --            120,000             --                120          119,880
2nd qtr. -  cash ($.99/sh.)                           --             18,750             --                 18           18,496
Series B preferred stock dividend                     --               --               --               --            180,555
Net loss                                              --               --               --               --               --

                                               --------------------------------------------------------------------------------
BALANCE, 6/30/2000, UNAUDITED                        2,700       17,866,384      $       3        $    17,866      $ 5,227,363
                                               ================================================================================

                                                                                 Deficit
                                                                Beneficial     Accumulated          Total
                                                  Stock         Conversion      During the       Stockholders'
                                               Subscription      Feature       Development          Equity
                                                Receivable       Discount         Stage          (Deficiency)
BEGINNING BALANCE
February 19, 1997 (Inception)                  $      --        $      --       $      --        $      --
2/97 - founder's serv. ($0.001/sh.)                   --               --              --              9,000
3/97 - cash ($0.01/sh.)                            (12,274)            --              --              1,726
Net loss                                              --               --           (22,981)         (22,981)

                                               -------------------------------------------------------------
BALANCE, 12/31/97                                  (12,274)            --           (22,981)         (12,255)
3/19 - donated-rel. party ($0.001/sh.)                --               --              --               --
3/19 - acquisition ($0.001)                           --               --              --               --
3/20 - cash received                                12,274             --              --             12,274
2nd qtr. - cash ($1.00/sh.)                           --               --              --            144,000
3rd qtr. - cash ($1.00/sh.)                           --               --              --             10,000
3rd qtr. - cash ($0.75/sh.)                           --               --              --             40,000
3rd qtr. - cash ($0.50/sh.)                           --               --              --             10,000
3rd qtr. - cash ($0.25/sh.)                           --               --              --             25,000
3rd qtr. - cash ($0.10/sh.)                        (62,700)            --              --               --
3rd qtr. - services ($0.10/sh.)                       --               --              --             47,300
4th qtr. - cash ($0.15/sh.)                           --               --              --             59,500
4th qtr. - services ($0.15/sh.)                       --               --              --             41,250
4th qtr. - cash ($0.19/sh.)                           --               --              --             15,000
Net loss                                              --               --          (507,685)        (507,685)

                                               -------------------------------------------------------------
BALANCE, 12/31/98                                  (62,700)            --          (530,666)        (115,616)
1st qtr. - cash ($0.22/sh.)                           --               --              --            150,000
1st qtr. - services ($0.87/sh.)                       --               --              --            429,564
2nd qtr. - cash received                            60,000             --              --             60,000
2nd qtr. - cash ($4.00/sh.)                           --               --              --              4,600
2nd qtr. - cash ($0.15/sh.)                           --               --              --            296,000
3rd qtr. - cash ($0.40/sh.)                           --               --              --            175,000
3rd qtr. - cash received                             2,700             --              --              2,700
3rd qtr. - services ($1.00)                           --               --              --             10,000
4th qtr. - services ($0.21)                           --               --              --             43,750
Net loss                                              --               --        (1,973,834)      (1,973,834)

                                               -------------------------------------------------------------
BALANCE, 12/31/99                                     --               --        (2,504,500)        (917,836)
1st qtr. - cash ($1.00/sh.)                           --               --              --            386,000
1st qtr. - cash ($.99/sh.)                            --               --              --             74,063
1st qtr. - services/deposits ($2.92/sh.)              --               --              --            730,778
1st qtr. - services ($2.92/sh.)                       --               --              --            146,000
2nd qtr. - Conversion due to Tender Offer             --               --              --            678,751
2nd qtr. - Issuance of Series B - cash                --            833,333            --          2,157,240
2nd qtr. - cash ($1.00/sh.)                           --               --              --            120,000
2nd qtr. -  cash ($.99/sh.)                           --               --              --             18,514
Series B preferred stock dividend                     --               --          (180,555)            --
Net loss                                              --               --        (1,261,570)      (1,261,570)

                                               -------------------------------------------------------------
BALANCE, 6/30/2000, UNAUDITED                  $      --        $   833,333     $(3,946,625)     $ 2,131,940
                                               =============================================================

     The accompanying notes are an integral part of the financial statements

                                IPVOICE.COM, INC.
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        Period from
                                                                                                      February 19, 1997
                                                                       Six Months Ended June 30,         (Inception)
                                                                     ----------------------------          through
                                                                         2000            1999           June 30, 2000
                                                                     -----------      -----------       -------------
                                                                      Unaudited        Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $(1,261,570)     $  (801,189)       $(3,766,070)
Adjustments to reconcile net loss to net cash used by
   Operating activities:
         Stock issued for services/deposits - related party              730,778          429,564            862,392
         Stock issued for services - other                               146,000             --              595,250
         Depreciation                                                     47,702            4,860             88,230
         Interest credited to certificate of deposit                        (624)            --                 (829)
Changes in operating assets and liabilities:
         (Increase) decrease in inventory                                  7,586          (15,791)              --
         (Increase) decrease  in accounts receivable                      87,458           (4,370)           (20,642)
         (Increase) decrease in prepaid expenses and deposits           (470,270)            --             (487,135)
         Increase (decrease) in accounts payable - trade                (113,334)        (101,464)           213,190
         Increase (decrease) in accounts payable - officers               53,087          (27,930)            70,490
         Increase (decrease) in accounts payable - related party           8,351           (5,652)            49,247
         Increase (decrease) in deferred revenue                          (7,821)            --                 --
         Increase (decrease) in accrued payroll taxes                     (1,005)         (35,730)              --
         Increase (decrease) in accrued interest                          (8,469)          11,547              4,221
                                                                     -----------      -----------        -----------
Net cash used by operating activities                                   (782,131)        (546,155)        (2,391,656)
                                                                     -----------      -----------        -----------

CASH FLOWS FROM INVESTING  ACTIVITIES:
         Purchase of certificate of deposit                              (25,000)            --              (50,000)
         Purchase of property and equipment                             (187,990)         (16,147)          (606,073)
         Purchase of intangibles                                        (105,032)            --             (105,032)
                                                                     -----------      -----------        -----------
Net cash used by investing activities                                   (318,022)         (16,147)          (761,105)
                                                                     -----------      -----------        -----------

CASH FLOWS FROM FINANCING  ACTIVITIES:
         Proceeds from notes payable                                        --          1,145,400          1,145,400
         Common stock issued for cash                                    598,577          446,000          1,524,803
         Professional services in connection with Tender Offer           (80,699)            --              (80,699)
         Preferred stock issued for cash, net of expenses              2,157,240            4,600          2,161,840
         Repayment of shareholder advances                                  --            (24,750)              --
         Proceeds from stock subscription receivable                        --             60,000             74,974
                                                                     -----------      -----------        -----------
Net cash provided by financing activities                              2,675,118        1,631,250          4,826,318
                                                                     -----------      -----------        -----------

Net increase (decrease) in cash and equivalent                         1,574,965        1,068,948          1,673,557

CASH, beginning of period                                                 98,592              908               --
                                                                     -----------      -----------        -----------
CASH, end of period                                                  $ 1,673,557      $ 1,069,856        $ 1,673,557
                                                                     ===========      ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
         Interest paid in cash                                       $    37,619      $      --          $    89,316
                                                                     ===========      ===========        ===========

NON-CASH FINANCING ACTIVITIES:
         Conversion of debt to common stock due to Tender Offer      $   759,450      $      --          $   759,450
                                                                     ===========      ===========        ===========

         Series B preferred stock dividend                           $  (180,555)     $      --          $  (180,555)
                                                                     ===========      ===========        ===========

         Stock subscription receivable                               $      --        $  (175,000)       $      --
                                                                     ===========      ===========        ===========

         Donated capital - related party                             $      --        $      --          $     9,000
                                                                     ===========      ===========        ===========

         Inventory transferred to property and equipment             $      --        $      --          $   152,980
                                                                     ===========      ===========        ===========

     The accompanying notes are an integral part of the financial statements

                                IPVOICE.COM, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Information for the six-month period ending June 30, 2000 and
                               1999 is Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
       THE COMPANY IPVoice.com, Inc., (the "Company"), is a Nevada chartered development stage corporation which conducts business from its headquarters in Phoenix, Arizona. The Company was incorporated on February 19, 1997 as Nova Enterprises, Inc., and changed its name to IPVoice Communications, Inc. in March 1998, and to IPVoice.com, Inc. in April 1999. The Company is principally involved in the Internet telephone industry. The Company is in the development stage. Although the Company has received revenue, it is not yet considered material to its intended operations. The Company has received limited operating revenues and will continue to incur expenses during its development, possibly in excess of revenue.

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

         g) PROPERTY AND EQUIPMENT All property and equipment is recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred.

         h) INTANGIBLES. In the second quarter of 2000, the Company engaged a law firm for the preparation and filing of the required applications and tariffs with the state regulatory authorities in 48 continental United States, Hawaii, and District of Columbia and FCC at an estimated total cost of $230,000. Through June 30, 2000 the Company recorded expenditures of $105,032.

         i) REVENUE RECOGNITION The Company currently has two revenue streams:
         1) prepaid telephone calling cards and 2) the sale of its "Gateways". The Company recognizes revenue on the prepaid telephone cards based upon actual usage since, as provided by the service provider in reports detailing usage by activated PIN codes. Since the Company requires payment in full by the wholesaler upon PIN code activation, in blocks, the amount received by the Company in excess of that reported by the provider is classified as deferred revenue. Revenue from the sale of the Company's "Gateways" is recognized upon acceptance of the equipment by the purchaser. Although the accounting for the two revenue streams is different, they are both part of the Company's single line of business.

         j) RESEARCH AND DEVELOPMENT Research and development costs are expensed in the period incurred.

         k) INTERIM FINANCIAL INFORMATION. The financial statements for the six months ended June 30, 2000 and 1999 are unaudited and include all adjustments, which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year result.

(2) STOCKHOLDERS' EQUITY The Company has authorized 50,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 17,866,384 and 16,422,758 shares of common stock issued and outstanding at June 30, 2000 and December 31, 1999, respectively. The Company had 200 and 1,150 shares of Series A preferred stock issued and outstanding at June 30, 2000 and December 31, 1999, respectively. The Company had 2,500 and 0 shares of Series B preferred stock issued and outstanding at June 30, 2000 and December 31, 1999, respectively. In February 1997, the Company issued 9,000,000 shares to its founder for services rendered to the Company valued at par value, or $9,000. In March 1997, the

         Company completed a Regulation D Rule 504 Placement for 1,400,000 shares in exchange for $14,000 cash.

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

         In April 1999, the Company issued 250,000 shares of common stock to an existing stockholder for $100,000 cash. In April 1999, an existing stockholder exercised a warrant for 155,000 shares of common stock by tendering $100,000 cash. In April 1999, an existing stockholder exercised a warrant for 1,600,000 shares of common stock by tendering $96,000 in cash. In the second quarter, the Company completed a Regulation D Rule 506 Private Placement for units, which included the issuance of 1,150 shares of senior convertible (Series A) preferred stock in exchange for $4,600 in cash. These senior convertible (Series
         A) preferred shares, as a group, were convertible into common shares equaling 51% of the issued and outstanding common shares after conversion, in the event of an uncured default of the notes payable. In July 1999, the Company discovered that it had failed to issue and record 10,000 shares of common stock in exchange for legal services, valued at $10,000 in 1997, as originally contracted. These shares were recorded in July 1999. In August 1999, the Company issued 437,500 shares of common stock for $175,000 cash. All common stock shares issued in exchange for cash, except the two warrant exercises, were subscribed for in January 1999. In November 1999, the Company issued 10,000 shares of common stock in exchange for services valued at $23,750. In December 1999, the Company discovered that it had failed to issue and record 200,000 shares of common stock for services valued at $20,000, which had been contracted for in October 1998, and were recorded in December 1999.

         In the first quarter 2000, an existing shareholder exercised warrants for 386,000 shares of common stock for $386,000 cash. In the first quarter 2000, an existing 506 investor exercised his warrants for 75,000 shares of common stock by tendering $74,063 cash. In the first quarter 2000, the Company issued 300,000 shares of common stock for services/deposits, valued at the current market rate of $876,778, to two entities one related party ($730,778) and the other unrelated ($146,000).

         In the second quarter 2000, an existing shareholder exercised warrants for 120,000 shares of common stock for $120,000 cash. In the second quarter 2000, an existing 506 investor exercised his warrants for 18,750 shares of common stock by tendering $18,514 cash.

         In the second quarter 2000, the Company made a Tender Offer to the senior convertible (Series A) preferred stockholders who were given the option of: (1) converting all of the units into 17,832 shares of common stock, (2) converting a portion of the units to shares of common stock and amend the notes or (3) retain the units and not to agree to the offer. As a result of the Tender Offer, the Company issued 543,876 shares of common stock in exchange for the cancellation of 950 shares of Series A preferred stock and $759,450 of debt.

         During the second quarter of 2000, the Company received $2,157,240, net of expenses of $342,760, from the issuance of 2,500 shares of convertible Series B preferred stock with a 7.5% dividend rate. At the election of the shareholders, the Series B preferred stock may be converted into shares of common stock by dividing the purchase price by the conversion price. The conversion price equals the lesser of: (1) 110% of the lowest closing bid price for the common stock for the five trading days prior to the date of issuance or (2) 75% of the average of the three lowest closing bid price for the common stock for the thirty consecutive trading days preceding the conversion date. The Company has recorded a beneficial conversion feature discount on the issuance of convertible Series B preferred stock in the amount of $833,333 in accordance with EITF Topic D-60. Based on the Series B preferred stockholders' agreement, the Company is recording the Series B preferred stock dividend over 180 days from May 22, 2000. Also, on the conversion date, the Series B preferred stockholders have an option to acquire up to $2,500,000 of common stock at the conversion price. The Company is currently evaluating the financial statement effects of this option. Furthermore, in accordance with the Series B preferred stockholders' agreement, the Company issued 350,000 warrants to purchase common stock at an exercise price of $2.136 per share.

(3) INCOME TAXES Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $3,766,000, which expire beginning December 31, 2117. There may be certain limitations on the Company's ability to utilize the loss carry-forwards in the event of a change of control, should that occur.

         The amount recorded as a deferred tax asset, cumulative as of June 30, 2000, is $1,506,000, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $1,506,000, as the Company has no history of profitable operations. The significant components of the net deferred tax asset as of June 30, 2000 are:

                    Net operating losses                  $ 1,506,000
                                                          -----------
                    Valuation allowance                    (1,506,000)
                                                          -----------
                    Net deferred tax asset                $         0
                                                          ===========

(4) RELATED PARTIES At June 30, 2000, the Company owed two of its officers $70,490 for reimbursement of expenses paid on behalf of the Company. This amount is represented in Accounts Payable - Officer. At June 30, 2000, the Company owed a shareholder $49,247 for consulting services performed on behalf of the Company. This amount is represented in Accounts Payable - Related party. Total consulting fees incurred by a shareholder during the six months ended June 30, 2000 amounted to $303,744. Consulting fees in the amount of $52,450 were paid to an officer during the six months ended June 30, 2000.

(5) SIGNIFICANT ACQUISITION On April 7, 1999, the Company acquired all of the issued and outstanding common stock of SatLink 3000, Inc., d/b/a Independent Network Services, a Nevada Corporation (INS). The Company issued 250,000 shares of redeemable convertible preferred shares. Each share is convertible, on or after one year after Closing, into one share of the Company's common stock or, at the shareholder's option, redeemable by the Company at a price of $2 per share, giving a total valuation of $500,000 to this transaction.

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

(6) PRIVATE OFFERING OF SECURITIES During the second quarter of 1999, the Company raised $1,150,000 through the issuance of forty-six investment units in the amount of $25,000. Each unit consisted of a two-year note in the principal amount of $24,900, with a maturity of June 3, 2001, with interest payable quarterly at 9% per annum; a warrant for 18,750 shares of common stock of the Company; and twenty-five senior convertible (Series A) preferred shares. These preferred shares, as a group, were convertible into common shares equaling 51% of the issued and outstanding common shares after conversion, in the event of an uncured default of the notes payable. The note payable maturity can be extended for two additional years at the option of the Company, with no consideration to the unit holders. During the second quarter the Company completed a Tender Offer, which reduced the debt from $1,145,400 to $385,950 and cancelled 950 shares of senior convertible (Series A) preferred stock.

         During the second quarter of 2000, the Company received $2,157,240, net of expenses of $342,760, from the issuance of 2,500 shares of convertible Series B preferred stock with a 7.5% dividend rate. At the election of the shareholders, the Series B preferred stock may be converted into shares of common stock by dividing the purchase price by the conversion price. The conversion price equals the lesser of: (1) 110% of the lowest closing bid price for the common stock for the five trading days prior to the date of issuance or (2) 75% of the average of the three lowest closing bid price for the common stock for the thirty consecutive trading days preceding the conversion date. Also, on the conversion date, the Series B preferred stockholders have an option to acquire up to $2,500,000 of common stock at the conversion price. Furthermore, in accordance with the Series B preferred stockholders' agreement, the Company issued 350,000 warrants to purchase common stock at an exercise price of $2.136 per share.

(7) RESTRICTED CERTIFICATES OF DEPOSIT In October 1999, the Company purchased a $25,000 one-year Certificate of Deposit (CD), which bears interest at the rate of 4.89%. The Company has pledged this CD as collateral to a letter of credit in the amount of $25,000 issued in favor of the supplier of prepaid telephone card services as a guarantee of payment. This contract was cancelled in July 2000. In June 2000, the Company purchased a $25,000 one-year CD, which bears interest at the rate of 4.89%. The Company has pledged this CD as collateral to a Letter of Credit in the amount of $25,000 issued in favor of the co-location, PRI lines and Internet connections.

(8) COMMITMENT AND CONTINGENCIES

         a) CONSULTING AGREEMENTS - RELATED PARTIES In December 1997, the Company entered into a consulting agreement with a previously unrelated company controlled by the present Chairman of the Board of Directors of the Company. This agreement, as amended, called for the payment of $5,000 per month for six years. This agreement was subsequently amended by verbal agreement, increasing the payment to $12,500 per month and in September 1999, reduced to $7,500 per month until the Company obtained financing. The Company is obligated to pay a total of $125,000 in 2000, $150,000 in 2001 and $137,500 in 2002. In June 2000, the consulting fee was changed back to $12,500 per month.

         In October 1998, the Company entered into a consulting agreement with a previously unrelated party. This agreement called for the issuance of 350,000 shares of common stock valued at $35,000, an option for 1,600,000 shares of common stock at an exercise price of $0.06 per share, an option for 350,000 shares of common stock at an exercise price of $3.90 per share, a five-year warrant for common stock shares equal to five per cent of the then issued and outstanding common stock at exercise with a strike price of $1.00 per share and consulting fees for a 30 month period, beginning in September 1998, in the amounts of :
         $4,000 per month for the first 6 months, $6,000 per month for the next 12 months, and $8,000 for the last 12 months. At December 31, 1999, fifteen months remain under this agreement. The Company was obligated for payments totaling $90,000 in 2000, and $24,000 in 2001. This contract was terminated in July 2000 in exchange for the issuance of 700,000 shares of common stock.

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

         b) CONSULTING AGREEMENTS - OTHER In June 1999, the Company entered into a one-year consulting agreement with an unrelated individual for a total consideration of $100,000. In 1999, the Company paid $45,800 of this fee, and is obligated to pay the $54,200 balance during 2000.

         c) LEASES The Company entered into a one-year lease for its office space beginning in August 1999. The Company is obligated to rental payments amounting to $27,000 in 2000. This lease expires on July 31, 2000. The Company and lessor have agreed to extend the lease for an additional month. In 1999, the Company paid $35,000 in office rent. In July 2000, the Company entered a three-year lease for new office space. The Company is obligated to pay $57,409 in year 2000, $140,077 in year 2001, and $146,636 in year 2002. In November 1999, the Company entered into a one-year lease for an apartment for the Company's use. In 1999, the Company paid $1,700 in rent, and is obligated to pay $8,700 in 2000. In January 2000, the Company entered into a financing lease for a telephone system valued at $13,000, which calls for the Company to make payments totaling $4,500 per year for four years. In January 2000, the Company entered into a three-year operating lease with a stockholder of the Company. This lease calls for a fair market value purchase at lease end. The lease is for the Company's "Gateway" equipment located in New York City and Los Angeles. The Company was obligated to the following payments: $36,800 in 2000; $40,000 in 2001; $40,000 in 2002 and $3,300
         in 2003. In July 2000, the Company purchased the equipment at its fair market value from the lessor. In March of 2000, the Company leased an automobile for 36 months with payments totaling $9,000. In July 2000, the Company entered an agreement to lease seven laptop computers for forty-eight months for a total obligation of $27,000. In July 2000, the Company signed an agreement to lease furniture for a period of sixty months for a total obligation of $57,000.

         d) LAWSUITS In December 1999, SatLink filed a lawsuit alleging breach of contract as a result of the rescission of the acquisition in October 1999, as discussed in Note 5 above. In December 1999, the former CFO of the Company filed a lawsuit alleging breach of contract as a result of the rescission of the employment agreement in October 1999, as discussed in Note 5 above.

         On April 25, 2000, Michael McKim filed a lawsuit against the Company alleging breach of employment contract and fraud. The Company formerly employed Mr. McKim as Vice President of Research and Development. In addition, for a period of time, he was a member of the Company's Board of Directors. As a part of his compensation, Mr.

         McKim was to receive 300,000 shares of common stock, followed by an additional 750,000 shares of common stock over a three-year period, subject to various limitations.

         In his complaint, Mr. McKim alleges that the Company failed to issue the 300,000 shares to him, thereby breaching the employment agreement. In addition, he alleges that, in failing to provide the shares to him, the Company committed fraud. The Company filed its answer on June 19, 2000 denying the allegations of the complaint. The Company also filed a counterclaim against Mr. McKim alleging that, during the course of his employment, Mr. McKim engaged in intentional misrepresentation, breach of fiduciary duty and intentional interference with business relationships.

         The Company believes these suits have no merit and intends to vigorously defend them.

         e) EMPLOYMENT AGREEMENTS In April 1998, the Company entered into three-year employment agreements with the President and the Senior Vice President. These agreements call for salaries in the amount of $150,000 per year for each of those officers. In September 1999, those officers agreed to temporarily reduce this compensation to $90,000 per year until the Company obtained financing in May 2000. The reduction agreements did not call for an accrual and payment of the difference. In November 1999, the Company entered into a two-year employment agreement with its Executive Vice President, (EVP), which calls for a minimum salary of $78,000 per year and granted the EVP options for 50,000 shares of common stock, with an exercise price of $1.21. The Company is obligated to pay a total of $258,000 in 2000 and $110,000 in 2001, under these employment agreements.

         f) STOCK OPTION PLAN In December 1999, the stockholders adopted an executive incentive plan the "Option Plan" or "2000 Executive Incentive Plan") under which 1,000,000 shares of common stock are reserved for grants under the Option Plan. The Option Plan took effect on January 1, 2000 and terminates on December 31, 2005. Options granted under the Option Plan may qualify as "incentive stock options" as defined in
         Section 422 of the Internal Revenue Code of 1986, as amended, and become exercisable in accordance with the terms approved at the time of the grant. To be eligible, a grantee must be an employee, officer, director, or consultant of the Company. It is intended that all options be granted at fair market value on a particular date determined by the Compensation and Option Committee of the Board of Directors . As of July 31, 2000, options to purchase 305,000 shares at an exercise price of $1.21 per share have been granted to 8 employees and to a director.

(9) SUBSEQUENT EVENT In July 2000, the Company and the previously unrelated party agreed to terminate the consulting agreement, including the outstanding warrants, in exchange for 700,000 shares of common stock.

                               INDEX TO EXHIBITS



Exhibit No.                         Description
--------------------------------------------------------------------------------
10.45  [1]   Agreement dated May 5, 2000 with Condor Worldwide, Ltd., James K.
             Howson, Anthony Welch, Barbara Will and IPVoice Communications, Inc.
10.46  [2]   Augustine Fund, L.P. - Securities Purchase Agreement including all exhibits
10.47  [2]   The Shaar Fund, Ltd. - Securities Purchase Agreement including all exhibits
10.48   *    Employment Agreement dated April 2000 with J. Michael Scott
10.49   *    Service Agreement dated May 15, 2000 with Telic Communications, Inc.
10.50   *    Financial and Business Management Consulting Agreement dated June 1,
             2000 with Growth Capital Resources.com, LLC
10.51   *    Collocation Agreement dated June 23, 2000 with Intermedia
             Communications Inc.
10.52   *    Service Agreement dated June 29, 2000 with Telecom Compliance Services,
             Inc.
27.1    *    Financial Data Sheet

 *           Filed herewith
[1] Previously filed with the Company's Form 10-QSB for the period ending March 31, 2000.
[2]          Previously filed with the Company's Form 8-K report dated June 16,
             2000.

             (b) Reports on Form 8-K were filed during the quarter as follows:

(i)          Form 8-K Report filed May 9, 2000 with respect to Item 5
(ii)         Form 8-K Report filed June 16, 2000 with respect to Item 5