Form 10QSB
period 2000-09-30
IP VOICE COM INC
filed 2000-11-07
CIK 1092083

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2000

Commission file no. 0-27917

                                IPVoice.com, Inc.
                 (Name of small business issuer in its charter)


Nevada                                                65-0729900
(State or other Jurisdiction of Incorporation         (I.R.S. Employer Identification No.)
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

                  Yes      X                  No

         As of September 30, 2000, there are 18,566,384 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1.           Financial Statements.

The Condensed Consolidated Financial Statements of IPVoice.com, Inc. for the period ending September 30, 2000 are unaudited and are attached and incorporated by this reference as Item 1.

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

It is the Company's intention to (i) continue to market its network and Gateway product; (ii) to conduct research to further develop its Gateway product and
(iii) to develop further "add-ons" which will enhance and expand the Gateway product. Current activities include software and hardware development, raising additional capital, and negotiating with key personnel and facilities.

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

The Company has installed Gateways in New York, Los Angeles, Atlanta, Dallas, Phoenix, Chicago, Miami and London. Prior to the third quarter of 2000, we received revenues from the Company's involvement in the wholesaling of prepaid calling cards. Beginning in the third quarter, we started to receive revenues from the sale of the Company's products.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2000 and 1999

Overview

The Company is in the development stage. From its inception, the Company has incurred losses from operations. As of September 30, 2000, the Company had cumulative net losses totaling $4,746,000. We have only recently commenced operations of the IPVoice System and have not begun generating any significant revenues. We expect to continue to generate losses until our revenues increase.

Revenues

Revenues for the three months ended September 30, 2000 and 1999 were $6,000 and $51,000, respectively. For the nine months ended September 30, 2000 and 1999, revenues were $114,000 and $51,000, respectively. Prior to the third quarter of 2000, the Company engaged in the wholesaling of prepaid calling cards. Beginning in the third quarter, the Company started to receive revenues from the sale of its own products.

Operating Expenses

Operating expenses for the three months ended September 30, 2000 were $993,000 compared to $635,000 for the three months ended September 30, 1999. Net loss was $980,000 and $649,000 for the three months ended September 30, 2000 and 1999, respectively. The increase in operating expenses and net loss are due to the expansion of our network facilities and support personnel.

Operating expenses for the nine months ended September 30, 2000 were $2,230,000 compared to $1,431,000 for the nine months ended September 30, 1999. Net loss was $2,241,000 and $1,450,000 for the nine months ended September 30, 2000 and 1999, respectively. The increase in operating expenses and net loss are due to the expansion of our network facilities and support personnel.

During the nine months ended September 30, 2000, common stock was issued for services valued at $877,000. During the nine months ended September 30, 2000, consulting fees of $82,000 were paid to an officer and $348,000 to a shareholder. There were $18,000 and $24,000 payable to two officers and a shareholder, respectively, in respect to fees and reimbursement of expenses as of September 30, 2000.

Financial Condition, Liquidity and Capital Resources

At September 30, 2000, the Company had cash of $690,000 compared to $99,000 at December 31, 1999.

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

During the second quarter of 2000, the Company received $2,084,000, net of expenses of $416,000, from the issuance of 2,500 shares of convertible Series B preferred stock with a 7.5% dividend rate. At the election of the shareholders, the Series B preferred stock may be converted into shares of common stock by dividing the purchase price by the conversion price. The conversion price equals the lesser of: (1) 110% of the lowest closing bid price for the common stock for the five trading days prior to the date of issuance or (2) 75% of the average of the three lowest closing bid price for the common stock for the thirty consecutive trading days preceding the conversion date. The Company has recorded a beneficial conversion feature discount on the issuance of convertible Series B preferred stock in the amount of $833,333 in accordance with EITF Topic D-60. Based on the Series B preferred stockholders' agreement, the Company is recording the Series B preferred stock dividend over 180 days from May 22, 2000. Also, on the conversion date, the Series B preferred stockholders have an option to acquire up to $2,500,000 of common stock at the conversion price. The Company is currently evaluating the financial statement effects of this option. Furthermore, in accordance with the Series B preferred stockholders' agreement, the Company issued 350,000 warrants to purchase common stock at an exercise price of $2.136 per share. Additional information about this financing is set forth in the Form 8-K Report filed with the Securities and Exchange Commission on June 16, 2000.

Management estimates that the cash flow from operations over the next 12 months will not be sufficient to continue the Company's operations and to cover its operational expenses. The Company expects to raise additional equity proceeds or incur debt or take such other actions to sustain its operations.

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

Plan of Operations

Management estimates that the cash flow from operations over the next 12 months will not be sufficient to continue the Company's operations and to cover its operational expenses. The Company expects to raise additional equity proceeds or incur debt or take such other actions to sustain its operations.

The Company does plan to continue to make material investments into its products, sales and marketing research and development. The Company does anticipate making material purchases of facilities and equipment. The Company anticipates increasing its number of employees over the next 12 months to include clerical and other administrative services, sales and technical personnel.

The historical background and general description of business is more particularly set out in the 10-KSB/A Report for the Company, which was filed on April 12, 2000 as of December 31, 1999. A copy of this filing or other filings to date under the Securities Act of 1934 by the Company will be made available by the Company to any shareholder requesting the same, or to other interested parties. All filed documents of the Company may further be retrieved "on line" through the Internet at the SEC homepage at: http://www.sec.gov.

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

                                     PART II

Item 1.           Legal Proceedings.

There were no material developments in the litigation previously reported.

Item 2.           Changes in Securities and Use of Proceeds.

In July 2000, the Company and International Investment Partners Ltd. (IIP) agreed to terminate the consulting agreement, effective May 31, 2000, under terms which excused IIP from providing any further services and discontinued the Company's obligation to make the monthly payments for such services. In addition, IIP agreed to exchange both outstanding warrants for 700,000 shares of common stock.

Item 5.           Other Information.

In July 2000, Brian A. Auchey began serving as Chief Financial Officer. In October of 2000, Brian A. Auchey became an employee of the Company.

The Company filed Form SB-2 with the Securities and Exchange Commission on August 21, 2000, but it is not effective, yet.

On August 31, 2000, Anthony Welch terminated his employment agreement. On September 1, 2000, Mr. Welch began serving as a consultant to the Company. Mr. Welch will provide programming, training, development and technical consulting services for an indefinite term. He will receive $7,500 per month for his services.

Item 6.           Exhibits.

             (a) Exhibits, as described in the following index of exhibits, are filed herewith or incorporated herein by reference, as follows:


Exhibit No.                         Description
-----------                         -----------

10.54           *    Research Development and Technical Consulting Contract
                     effective September 1, 2000
27.1            *    Financial Data Sheet

*        Filed herewith

         (b)      No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.


Date November 6, 2000              IPVoice.com, Inc. (Registrant)
    ---------------------
                                   /s/  Barbara S. Will
                                   --------------------------------------------
                                     Barbara S. Will
                                     Director, President and
                                     Chief Operating Officer

                                   /s/  James Howson
                                   --------------------------------------------
                                     James Howson
                                     Chairman, Chief Executive Officer

                                   /s/  Brian Auchey
                                   --------------------------------------------
                                     Brian Auchey
                                     Chief Financial Officer

[Form 10QSB - 9/30/00]

                                IPVOICE.COM, INC.


INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets - (Unaudited).......................................     F-1

Consolidated Statements of Operations (Unaudited)...............................     F-2

Consolidated Statements of Stockholders' Equity (Deficiency) (Unaudited)........     F-3

Consolidated Statements of Cash Flows (Unaudited)...............................     F-4

Notes to Consolidated Financial Statements......................................     F-5

                                IPVOICE.COM, INC.
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEETS

                                                                                September 30, 2000    December 31, 1999
                                                                                ------------------    -----------------
    ASSETS                                                                             Unaudited
CURRENT ASSETS
      Cash                                                                            $   689,896       $    98,592
      Certificates of deposit - restricted                                                 25,308            25,205
      Accounts receivable                                                                  14,550           108,100
      Inventory                                                                                --             7,586
      Prepaid expenses and deposits                                                       105,547            16,865
                                                                                      -----------       -----------
          Total current assets                                                            835,301           256,348
                                                                                      -----------       -----------

FIXED ASSETS
      Computer equipment                                                                  730,043           369,619
      Office equipment                                                                     50,454            19,019
      Furniture & fixtures                                                                 47,740            29,445
                                                                                      -----------       -----------
          Property & equipment, at cost                                                   828,237           418,083
          Less accumulated depreciation                                                  (139,167)          (40,528)
                                                                                      -----------       -----------
          Property & equipment, net                                                       689,070           377,555
                                                                                      -----------       -----------
INTANGIBLE ASSETS                                                                         199,972                --
                                                                                      -----------       -----------
Total Assets                                                                          $ 1,724,343       $   633,903
                                                                                      ===========       ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES

      Accounts Payable
          Trade                                                                       $   211,623       $   326,524
          Officer                                                                          17,683            17,403
          Related party                                                                    23,825            40,896
      Accrued payroll taxes                                                                    --             1,005
      Accrued dividends                                                                    67,188                --
      Accrued interest - stockholders                                                       6,000            12,690
      Deferred revenue                                                                         --             7,821
                                                                                      -----------       -----------
          Total current liabilities                                                       326,319           406,339
                                                                                      -----------       -----------

LONG-TERM LIABILITIES
      Notes payable                                                                       385,950         1,145,400
                                                                                      -----------       -----------
          Total long-term  liabilities                                                    385,950         1,145,400
                                                                                      -----------       -----------
Total liabilities                                                                         712,269         1,551,739
                                                                                      -----------       -----------

STOCKHOLDERS' EQUITY (DEFICIENCY)

Senior convertible preferred stocks, $.001 par value, authorized 10,000,000 shares
          Series A, 200 and 1,150 issued and outstanding shares at September 30,
          2000 and December 31,1999
          Series B, 2,500 and 0 issued and outstanding shares at September
          30, 2000 and December 31,1999                                                         3                 1
Common stock, $.001 par value, authorized 50,000,000 outstanding; 18,566,384 and
          16,422,758 issued and outstanding shares at September 30, 2000 and
          December 31,1999                                                                 18,566            16,423
Beneficial conversion feature discount                                                    833,333                --
Additional paid-in capital                                                              5,579,719         1,570,240
Deficit accumulated in the development stage                                           (5,419,547)       (2,504,500)
                                                                                      -----------       -----------
          Total stockholders' equity (deficiency)                                       1,012,074          (917,836)
                                                                                      -----------       -----------

Total Liabilities and Stockholders' Equity (Deficiency)                               $ 1,724,343       $   633,903
                                                                                      ===========       ===========

     The accompanying notes are an integral part of the financial statements

                                IPVOICE.COM, INC.
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                                       Period from
                                                                                                                       February 19,
                                                        Three Months Ended                 Nine Months Ended              1997
                                                           September 30,                     September 30,             (Inception)
                                                   ---------------------------        --------------------------        through
                                                      2000             1999             2000             1999         September 30,
                                                    Unaudited        Unaudited        Unaudited        Unaudited          2000
                                                  -----------------------------     -----------------------------     -------------
NET SALES                                         $      6,220     $     50,700     $    114,193     $     50,700     $    476,726
COST OF SALES                                            1,770           49,140          105,746           49,140          411,180
                                                  ------------     ------------     ------------     ------------     ------------
      Gross Profit                                       4,450            1,560            8,447            1,560           65,546
                                                  ------------     ------------     ------------     ------------     ------------

OPERATING EXPENSES
      Compensation
           Officers                                    100,416          126,166          277,759          273,495          762,112
           Other                                        85,860           27,411          182,770           58,024          295,626
           Consulting                                  437,782               --          649,077               --        1,165,192
           Consulting - related party                   74,031           72,500          430,225          565,517          752,516
      General and administrative                       244,329          404,706          563,714          524,915        1,445,172
      Research and development                              --               --           28,160               --          125,563
      Organizational expense - related party                --               --               --               --           14,000
      Depreciation and amortization                     50,937            3,863           98,639            8,723          139,167
                                                  ------------     ------------     ------------     ------------     ------------
           Total operating expenses                    993,355          634,646        2,230,344        1,430,674        4,699,348
                                                  ------------     ------------     ------------     ------------     ------------

Loss from operations                                  (988,905)        (633,086)      (2,221,897)      (1,429,114)      (4,633,802)
                                                  ------------     ------------     ------------     ------------     ------------
OTHER INCOME (EXPENSE)
Interest expense                                       (10,662)         (26,581)         (56,750)         (38,128)        (121,137)
Interest income                                         19,758           10,744           37,268           17,130           57,592
Write-off of receivable                                     --               --               --               --          (48,532)
                                                  ------------     ------------     ------------     ------------     ------------
           Total other income (expense)                  9,096          (15,837)         (19,482)         (20,998)        (112,077)
                                                  ------------     ------------     ------------     ------------     ------------
Net Loss                                          $   (979,809)    $   (648,923)    $ (2,241,379)    $ (1,450,112)    $ (4,745,879)
                                                  ============     ============     ============     ============     ============

Loss per common share                             $      (0.05)    $      (0.04)    $      (0.13)    $      (0.10)

Number of weighted average common
 shares outstanding                                 18,330,514       16,202,758       17,815,927       15,248,436
                                                  ============     ============     ============     ============

     The accompanying notes are an integral part of the financial statements

                                IPVOICE.COM, INC.
                        (A Development Stage Enterprise)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                                Par Value          Additional      Stock
                                                                                ---------

                                                 Number of Shares        Preferred     Common       Paid-in     Subscription
                                                 ----------------
                                           Preferred        Common         Stock       Stock        Capital      Receivable
BEGINNING BALANCE
February 19, 1997 (Inception)                     --               --     $    --     $     --     $       --     $     --

2/97 - founder's serv. ($0.001/sh.)
                                                  --        9,000,000          --        9,000             --           --
3/97 - cash ($0.01/sh.)
                                                  --        1,400,000          --        1,400         12,600      (12,274)
Net loss
                                                  --               --          --           --             --           --

                                             -------     ------------     -------     --------     ----------     --------
BALANCE, 12/31/97
                                                  --       10,400,000          --       10,400         12,600      (12,274)
3/19 - donated-rel. party ($0.001/sh.)
                                                  --       (9,000,000)         --       (9,000)         9,000           --
3/19 - acquisition ($0.001)
                                                  --        9,000,000          --        9,000         (9,000)          --
3/20 - cash received
                                                  --               --          --           --             --       12,274
2nd qtr, - cash ($1.00/sh.)
                                                  --          144,000          --          144        143,856           --
3rd qtr. - cash ($1.00/sh.)
                                                  --           10,000          --           10          9,990           --
3rd qtr. - cash ($0.75/sh.)
                                                  --           53,333          --           53         39,947           --
3rd qtr. - cash ($0.50/sh.)
                                                  --           20,000          --           20          9,980           --
3rd qtr. - cash ($0.25/sh.)
                                                  --          100,000          --          100         24,900           --
3rd qtr. - cash $0.10/sh.)
                                                  --          627,000          --          627         62,073      (62,700)
3rd qtr. - services ($0.10/sh.)
                                                  --          473,000          --          473         46,827           --
4th qtr. - cash ($0.15/sh.)
                                                  --          396,666          --          397         59,103           --
4th qtr. - services ($0.15/sh.)
                                                  --          275,000          --          275         40,975           --
4th qtr. - cash ($0.19/sh.)
                                                  --           80,000          --           80         14,920           --
Net loss
                                                  --               --          --           --             --           --

                                             -------     ------------     -------     --------     ----------     --------
BALANCE, 12/31/98
                                                  --       12,578,999          --       12,579        465,171      (62,700)
1st qtr. - cash ($0.22/sh.)
                                                  --          687,499          --          687        149,313           --
1st qtr. - services ($0.87/sh.)
                                                  --          493,760          --          494        429,070           --
2nd qtr. - cash received
                                                  --               --          --           --             --       60,000
2nd qtr. - cash ($4.00/sh.)
                                               1,150               --           1           --          4,599           --
2nd qtr. - cash ($0.15/sh.)
                                                  --        2,005,000          --        2,005        293,995           --
3rd qtr. - cash ($0.40/sh.)
                                                  --          437,500          --          438        174,562           --
3rd qtr. - cash received
                                                  --               --          --           --             --        2,700
3rd qtr. - services ($1.00)
                                                  --           10,000          --           10          9,990           --
4th qtr. - services ($0.21)
                                                  --          210,000          --          210         43,540           --
Net loss
                                                  --               --          --           --             --           --

                                             -------     ------------     -------     --------     ----------     --------
BALANCE, 12/31/99
                                               1,150       16,422,758           1       16,423      1,570,240           --
1st qtr. - cash ($1.00/sh.)
                                                  --          386,000          --          386        385,614           --
1st qtr. - cash ($.99/sh.)
                                                  --           75,000          --           75         73,988           --
1st qtr. - services/deposits
($2.92/sh.)                                       --          250,000          --          250        730,528           --
1st qtr. - services  ($2.92/sh.)
                                                  --           50,000          --           50        145,950           --
2nd qtr. - cash ($1.00/sh.)
                                                  --          120,000          --          120        119,880           --
2nd qtr. -  cash ($.99/sh.)
                                                  --           18,750          --           18         18,496           --
2nd qtr. - Conversion due to Tender Offer
                                                (950)         543,876          (1)         544        678,208           --
Issuance of Series B - cash
                                               2,500               --           3           --      1,251,035           --
3rd qtr. -  issuance of shares for
warrant                                           --          700,000          --          700           (700)          --
Series B preferred stock dividend
                                                  --               --          --           --        606,480           --
Net loss
                                                  --               --          --           --             --           --

                                             -------     ------------     -------     --------     ----------     --------
BALANCE, 9/30/2000, UNAUDITED                  2,700       18,566,384     $     3     $ 18,566     $5,579,719     $     --
                                             =======     ============     =======     ========     ==========     ======



                                                           Deficit
                                           Beneficial    Accumulated        Total

                                           Conversion    During the      Stockholders'
                                            Feature      Development        Equity
                                            Discount        Stage        (Deficiency)
BEGINNING BALANCE
February 19, 1997 (Inception)               $     --     $        --     $        --

2/97 - founder's serv. ($0.001/sh.)
                                                  --              --           9,000
3/97 - cash ($0.01/sh.)
                                                  --              --           1,726
Net loss
                                                  --         (22,981)        (22,981)

                                            --------     -----------     -----------
BALANCE, 12/31/97
                                                  --         (22,981)        (12,255)
3/19 - donated-rel. party ($0.001/sh.)
                                                  --              --              --
3/19 - acquisition ($0.001)
                                                  --              --              --
3/20 - cash received
                                                  --              --          12,274
2nd qtr, - cash ($1.00/sh.)
                                                  --              --         144,000
3rd qtr. - cash ($1.00/sh.)
                                                  --              --          10,000
3rd qtr. - cash ($0.75/sh.)
                                                  --              --          40,000
3rd qtr. - cash ($0.50/sh.)
                                                  --              --          10,000
3rd qtr. - cash ($0.25/sh.)
                                                  --              --          25,000
3rd qtr. - cash $0.10/sh.)
                                                  --              --              --
3rd qtr. - services ($0.10/sh.)
                                                  --              --          47,300
4th qtr. - cash ($0.15/sh.)
                                                  --              --          59,500
4th qtr. - services ($0.15/sh.)
                                                  --              --          41,250
4th qtr. - cash ($0.19/sh.)
                                                  --              --          15,000
Net loss
                                                  --        (507,685)       (507,685)

                                            --------     -----------     -----------
BALANCE, 12/31/98
                                                  --        (530,666)       (115,616)
1st qtr. - cash ($0.22/sh.)
                                                  --              --         150,000
1st qtr. - services ($0.87/sh.)
                                                  --              --         429,564
2nd qtr. - cash received
                                                  --              --          60,000
2nd qtr. - cash ($4.00/sh.)
                                                  --              --           4,600
2nd qtr. - cash ($0.15/sh.)
                                                  --              --         296,000
3rd qtr. - cash ($0.40/sh.)
                                                  --              --         175,000
3rd qtr. - cash received
                                                  --              --           2,700
3rd qtr. - services ($1.00)
                                                  --              --          10,000
4th qtr. - services ($0.21)
                                                  --              --          43,750
Net loss
                                                  --      (1,973,834)     (1,973,834)

                                            --------     -----------     -----------
BALANCE, 12/31/99
                                                  --      (2,504,500)       (917,836)
1st qtr. - cash ($1.00/sh.)
                                                  --              --         386,000
1st qtr. - cash ($.99/sh.)
                                                  --              --          74,063
1st qtr. - services/deposits
($2.92/sh.)                                       --              --         730,778
1st qtr. - services  ($2.92/sh.)
                                                  --              --         146,000
2nd qtr. - cash ($1.00/sh.)
                                                  --              --         120,000
2nd qtr. -  cash ($.99/sh.)
                                                  --              --          18,514
2nd qtr. - Conversion due to Tender Offer
                                                  --              --         678,751
Issuance of Series B - cash
                                             833,333              --       2,084,371
3rd qtr. -  issuance of shares for
warrant                                           --              --              --
Series B preferred stock dividend
                                                  --        (673,668)        (67,188)
Net loss
                                                  --      (2,241,379)     (2,241,379)
                                            --------     -----------     -----------
BALANCE, 9/30/2000, UNAUDITED               $833,333     $(5,419,547)    $ 1,012,074
                                            ========     ===========     ===========


     The accompanying notes are an integral part of the financial statements

                            IPVOICE.COM, INC.
                     (A Development Stage Enterprise)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                           Period from
                                                                                                        February 19, 1997
                                                                      Nine Months Ended September 30,      (Inception)
                                                                      -------------------------------        through
                                                                          2000              1999        September 30, 2000
                                                                          ----              ----        ------------------
                                                                        Unaudited        Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $(2,241,379)      $(1,408,116)      $(4,745,879)
Adjustments to reconcile net loss to net cash used by
   Operating activities:
         Stock issued for services/deposits - related party               730,778                --           862,392
         Stock issued for services - other                                146,000           439,564           595,250
         Depreciation                                                      98,639             8,723           139,167
         Interest credited to certificate of deposit                       (1,252)               --            (1,457)
Changes in operating assets and liabilities:
         (Increase) decrease in inventory                                   7,586          (106,341)               --
         (Increase) decrease in accounts receivable                        93,550           (64,784)          (14,550)
         (Increase) decrease in prepaid expenses and deposits             (88,682)               --          (105,547)
         Increase (decrease) in accounts payable - trade                 (114,901)          (46,119)          211,623
         Increase (decrease) in accounts payable - officers                   280           (15,547)           17,683
         Increase (decrease) in accounts payable - related party          (17,071)           (3,896)           23,825
         Increase (decrease) in deferred revenue                           (7,821)               --                --
         Increase (decrease) in accrued payroll taxes                      (1,005)          (35,730)               --
         Increase (decrease) in accrued interest                           (6,690)           11,784             6,000
                                                                       ----------        ----------        ----------
Net cash used by operating activities                                  (1,401,968)       (1,220,462)       (3,011,493)
                                                                       ----------        ----------        ----------

CASH FLOWS FROM INVESTING  ACTIVITIES:
         Purchase of certificate of deposit                               (25,000)               --           (50,000)
         Maturity of certificate of deposit                                26,149                --            26,149
         Purchase of property and equipment                              (410,154)          (47,006)         (828,237)
         Purchase of intangibles                                         (199,972)               --          (199,972)
                                                                       ----------        ----------        ----------
Net cash used by investing activities                                    (608,977)          (47,006)       (1,052,060)
                                                                       ----------        ----------        ----------

CASH FLOWS FROM FINANCING  ACTIVITIES:
         Proceeds from notes payable                                           --         1,145,400         1,145,400
         Common stock issued for cash                                     598,577           446,000         1,524,803
         Professional services in connection with Tender Offer            (80,699)               --           (80,699)
         Preferred stock issued for cash, net of expenses               2,084,371             4,600         2,088,971
         Repayment of shareholder advances                                     --           (24,750)               --
         Proceeds from stock subscription receivable                           --           237,700            74,974
                                                                       ----------        ----------        ----------
Net cash provided by financing activities                               2,602,249         1,808,950         4,753,449
                                                                       ----------        ----------        ----------

Net increase (decrease) in cash                                           591,304           541,482           689,896

CASH, beginning of period                                                  98,592               908                --
                                                                       ----------        ----------        ----------
CASH, end of period                                                   $   689,896       $   542,390       $   689,896
                                                                      ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
         Interest paid in cash                                        $    63,440       $        --       $   115,137
                                                                      ===========       ===========       ===========

NON-CASH FINANCING ACTIVITIES:
         Conversion of debt to common stock due to Tender Offer       $   759,450       $        --       $   759,450
                                                                      ===========       ===========       ===========

         Series B preferred stock dividend                            $   673,668       $        --       $   673,668
                                                                      ===========       ===========       ===========

         Issuance of common stock for warrants                        $       700       $        --       $       700
                                                                      ===========       ===========       ===========

         Stock subscription receivable                                $        --       $        --       $   (74,974)
                                                                      ===========       ===========       ===========

         Donated capital - related party                              $        --       $        --       $     9,000
                                                                      ===========       ===========       ===========

         Inventory transferred to property and equipment              $        --       $        --       $   152,980
                                                                      ===========       ===========       ===========

     The accompanying notes are an integral part of the financial statements

                                IPVOICE.COM, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  (Information for the nine-month period ending September 30, 2000 and 1999 is
                                   Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
       THE COMPANY IPVoice.com, Inc., (the "Company"), is a Nevada chartered development stage corporation which conducts business from its headquarters in Scottsdale, Arizona. The Company was incorporated on February 19, 1997 as Nova Enterprises, Inc., and changed its name to IPVoice Communications, Inc. in March 1998, and to IPVoice.com, Inc. in April 1999. The Company is principally involved in the Internet telephone industry. The Company is in the development stage. Although the Company has received revenue, it is not yet considered material to its intended operations. The Company has received limited operating revenues and will continue to incur expenses during its development, possibly in excess of revenue.

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

         h) INTANGIBLES. In the second quarter of 2000, the Company engaged a law firm for the preparation and filing of the required applications and tariffs with the state regulatory authorities in 48 continental United States, Hawaii, and District of Columbia and FCC at an estimated total cost of $240,000. Through September 30, 2000 the Company recorded expenditures of $199,972.

         i) REVENUE RECOGNITION The Company currently has two revenue streams:
         1) prepaid telephone calling cards and other calling services and 2) the sale of its "Gateways". The Company recognizes revenue on the prepaid telephone cards and other calling services based upon actual usage since, as provided in reports detailing usage by activated PIN codes. Since the Company requires payment in full by the wholesaler or customer upon PIN code activation, in blocks or individually, the amount received by the Company in excess of that reported by the provider is classified as deferred revenue. Revenue from the sale of the Company's "Gateways" is recognized upon acceptance of the equipment by the purchaser. Although the accounting for the two revenue streams is different, they are both part of the Company's single line of business.

         j) RESEARCH AND DEVELOPMENT Research and development costs are expensed in the period incurred.

         k) INTERIM FINANCIAL INFORMATION. The financial statements for the nine months ended September 30, 2000 and 1999 are unaudited and include all adjustments, which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year result.

(2) STOCKHOLDERS' EQUITY The Company has authorized 50,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 18,566,384 and 16,422,758 shares of common stock issued and outstanding at September 30, 2000 and December 31, 1999, respectively. The Company had 200 and 1,150 shares of Series A preferred stock issued and outstanding at September 30, 2000 and December 31, 1999, respectively. The Company had 2,500 and 0 shares of Series B preferred stock issued and outstanding at September 30, 2000 and December 31, 1999, respectively. In February 1997, the Company issued 9,000,000 shares to its founder for services rendered to the Company valued at par value, or $9,000. In March 1997, the Company completed a Regulation D Rule 504 Placement for 1,400,000 shares in exchange for $14,000 cash.

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

         During the second quarter of 2000, the Company received $2,084,371, net of expenses of $415,629, from the issuance of 2,500 shares of convertible Series B preferred stock with a 7.5% dividend rate. At the election of the shareholders, the Series B preferred stock may be converted into shares of common stock by dividing the purchase price by the conversion price. The conversion price equals the lesser of: (1) 110% of the lowest closing bid price for the common stock for the five trading days prior to the date of issuance or (2) 75% of the average of the three lowest closing bid price for the common stock for the thirty consecutive trading days preceding the conversion date. The Company has recorded a beneficial conversion feature discount on the issuance of convertible Series B preferred stock in the amount of $833,333 in accordance with EITF Topic D-60. Based on the Series B preferred stockholders' agreement, the Company is recording the Series B preferred stock dividend over 180 days from May 22, 2000. Also, on the conversion date, the Series B preferred stockholders have an option to acquire up to $2,500,000 of common stock at the conversion price. The Company is currently evaluating the financial statement effects of this option. Furthermore, in accordance with the Series B preferred stockholders' agreement, the Company issued 350,000 warrants to purchase common stock at an exercise price of $2.136 per share.

         In July 2000, the Company and International Investment Partners Ltd.
         (IIP) agreed to terminate the consulting agreement, effective May 31, 2000, under terms which excused IIP from providing any further services and discontinued the Company's obligation to make the monthly payments for such services. In addition, IIP agreed to exchange both outstanding warrants for 700,000 shares of common stock.

(3) INCOME TAXES Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $4,746,000, which expire beginning December 31, 2117. There may be certain limitations on the Company's ability to utilize the loss carry-forwards in the event of a change of control, should that occur.

         The amount recorded as a deferred tax asset, cumulative as of September 30, 2000, is $1,898,000, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $1,898,000, as the Company has no history of profitable operations. The significant components of the net deferred tax asset as of September 30, 2000 are:

                           Net operating losses          $1,898,000
                                                         ----------
                           Valuation allowance           (1,898,000)
                                                         ----------
                           Net deferred tax asset            $0
                                                         ==========

(4) RELATED PARTIES At September 30, 2000, the Company owed two of its officers $17,683 for reimbursement of expenses paid on behalf of the Company. This amount is represented in Accounts Payable - Officer. At September 30, 2000, the Company owed a shareholder $23,825 for consulting services performed on behalf of the Company. This amount is represented in Accounts Payable - Related party. Total consulting fees incurred by a shareholder during the nine months ended September 30, 2000 amounted to $347,800. Consulting fees in the amount of $82,425 were paid to an officer during the nine months ended September 30, 2000.

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

         During the second quarter of 2000, the Company received $2,084,371 net of expenses of $415,629, from the issuance of 2,500 shares of convertible Series B preferred stock with a 7.5% dividend rate. At the election of the shareholders, the Series B preferred stock may be converted into shares of common stock by dividing the purchase price by the conversion price. The conversion price equals the lesser of: (1) 110% of the lowest closing bid price for the common stock for the five trading days prior to the date of issuance or (2) 75% of the average of the three lowest closing bid price for the common stock for the thirty consecutive trading days preceding the conversion date. Also, on the conversion date, the Series B preferred stockholders have an option to acquire up to $2,500,000 of common stock at the conversion price. Furthermore, in accordance with the Series B preferred stockholders' agreement, the Company issued 350,000 warrants to purchase common stock at an exercise price of $2.136 per share.

(7) RESTRICTED CERTIFICATES OF DEPOSIT In October 1999, the Company purchased a $25,000 one-year Certificate of Deposit (CD), which bears interest at the rate of 4.89%. The Company has pledged this CD as collateral to a letter of credit in the amount of $25,000 issued in favor of the supplier of prepaid telephone card services as a guarantee of payment. This contract was cancelled in July 2000 and the restriction on the CD was released. In June 2000, the Company purchased a $25,000 one-year CD, which bears interest at the rate of 4.89%. The Company has pledged this CD as collateral to a Letter of Credit in the amount of $25,000 issued in favor of the co-location, PRI lines and Internet connections.

(8) COMMITMENT AND CONTINGENCIES

         a) CONSULTING AGREEMENTS - RELATED PARTIES In December 1997, the Company entered into a consulting agreement with a previously unrelated company controlled by the present Chairman of the Board of Directors of the Company. This agreement, as amended, called for the payment of $5,000 per month for six years. This agreement was subsequently amended by verbal agreement, increasing the payment to $12,500 per month and in September 1999, reduced to $7,500 per month. The Company is obligated to pay a total of $125,000 in 2000, $150,000 in 2001 and $137,500 in
         2002. In September 2000, the Company entered into a consulting agreement with the former Senior Vice President and current Director. In 2000, the Company paid $7,500 under this agreement, which may be terminated at any time on thirty days notice.

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

         b) CONSULTING AGREEMENTS - OTHER In June 1999, the Company entered into a one-year consulting agreement with an unrelated individual for a total consideration of $100,000. In 1999, the Company paid $45,800 of this fee and paid the $54,200 balance in 2000.

         c) LEASES The Company entered into a one-year lease for its office space beginning in August 1999. The Company is obligated to rental payments amounting to $27,000 in 2000. This lease expired on July 31, 2000. The Company and lessor agreed to extend the lease for an additional month. In 1999, the Company paid $35,000 in office rent. In July 2000, the Company entered a three-year lease for new office space. The Company is obligated to pay $57,409 in year 2000, $140,077 in year 2001, and $146,636 in year 2002. In November 1999, the Company entered into a one-year lease for an apartment for the Company's use. In 1999, the Company paid $1,700 in rent, and is obligated to pay $8,700 in 2000. In January 2000, the Company entered into a financing lease for a telephone system valued at $13,000, which calls for the Company to make payments totaling $4,500 per year for four years. In January 2000, the Company entered into a three-year operating lease with a stockholder of the Company. This lease calls for a fair market value purchase at lease end. The lease is for the Company's "Gateway" equipment located in New York City and Los Angeles. The Company was obligated to the following payments: $36,800 in 2000; $40,000 in 2001; $40,000 in 2002 and $3,300
         in 2003. In July 2000, the Company purchased the equipment at its fair market value from the lessor. In March of 2000, the Company leased an automobile for 36 months with payments totaling $9,000. In July 2000, the Company entered an agreement to lease seven laptop computers for forty-eight months for a total obligation of $27,000. In July 2000, the Company signed an agreement to lease furniture for a period of sixty months for a total obligation of $57,000.

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

         e) EMPLOYMENT AGREEMENTS In April 1998, the Company entered into three-year employment agreements with the President and the Senior Vice President. These agreements call for salaries in the amount of $150,000 per year for each of those officers. In September 1999, those officers voluntarily reduced their base salaries to $90,000 per year. The reduction agreements did not call for an accrual and payment of the difference. In September 2000, the Senior Vice President agreed to terminate the employment agreement. In November 1999, the Company entered into a two-year employment agreement with its Executive Vice President, (EVP), which calls for a minimum salary of $78,000 per year and granted the EVP options for 50,000 shares of common stock, with an exercise price of $1.21. The Company is obligated to pay a total of $228,000 in 2000 and $88,000 in 2001, under these employment agreements.

         f) STOCK OPTION PLAN In December 1999, the stockholders adopted an executive incentive plan the "Option Plan" or "2000 Executive Incentive Plan") under which 1,000,000 shares of common stock are reserved for grants under the Option Plan. The Option Plan took effect on January 1, 2000 and terminates on December 31, 2005. Options granted under the Option Plan may qualify as "incentive stock options" as defined in
         Section 422 of the Internal Revenue Code of 1986, as amended, and become exercisable in accordance with the terms approved at the time of the grant. To be eligible, a grantee must be an employee, officer, director, or consultant of the Company. It is intended that all options be granted at fair market value on a particular date determined by the Compensation and Option Committee of the Board of Directors. As of September 30, 2000, options to purchase 305,000 shares at an exercise price of $1.21 per share have been granted to 8 employees and to a director.

(9) SUBSEQUENT EVENTS In October 2000, the Company entered into an agreement with Marie Peregrim to provide sales and marketing management consulting services throughout Europe, excluding the United Kingdom in exchange for 300,000 shares of common stock. Also, in

         October 2000, the Company signed an agreement with Telic
         Communications, Inc., which will utilize the IPVoice gateways for U.S. termination minutes.

                                 Exhibit Index

Exhibit No.    Description
-----------    -----------
10.54          Research Development and Technical Consulting Contract effective
               September 1, 2000.

27.1           Financial Data Schedule