Form 10KSB
period 2000-12-31
IPVOICE COMMUNICATIONS INC
filed 2001-04-16
CIK 1092083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the fiscal year ended December 31, 2000

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                 For the transition period from _____ to ______

                         Commission file number 0-27917

                          IPVOICE COMMUNICATIONS, INC.
                 (Name of small business issuer in its charter)

                    Nevada                                65-0729900
         (State or other jurisdiction of               (I.R.S. Employer
            incorporation or organization)           Identification Number)

         7585 East Redfield Road, Suite 202, Scottsdale, AZ        85260
            (Address of principal executive offices)             (Zip Code)

                    Issuer's telephone number (480) 948-1895

      Securities registered pursuant to Section 12(b) of the Exchange Act:

           Title of each class             Name of exchange on which registered
                 None                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

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

        Check if disclosure of delinquent filers in response to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

        State issuer's revenues for its most recent fiscal year. $137,375.

        Of the 18,866,384 shares of voting common stock of the registrant issued and outstanding as of February 15, 2001, 8,673,861 shares were held by non-affiliates. The registrant is quoted on the OTC Bulletin Board under the symbol "IPVC.OB." As of February 15, 2001, the average of the bid and asked price was $ 0.37. Accordingly, the aggregate market value of the shares held by non-affiliates based upon this average as of February 15, 2001 was $3,209,329.

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of February 15, 2001, there were 18,866,384 shares of voting common stock issued and outstanding.

        Certain information contained or incorporated by reference in this
Annual Report of Form 10-KSB is forward-looking in nature. All statements included or incorporated by reference in this Annual Report on Form 10-KSB or made by management of IPVoice Communications, Inc., other than statements of historical fact , are forward-looking statements. Examples of forward-looking statements regarding our future financial results, operating results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should,"
"would," "expects," "plans," "anticipates," "believes," "estimates," "predicts,"
"potential," "continue," or the negative of those terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those disclosed in the section entitled "Item 6. Management's Plan of Operation-Risks and Uncertainties." These and other factors could affect our future financial and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by us or on our behalf. All references to fiscal year apply to our fiscal year which ends on December 31.

                                     PART I

Item 1.  Description of Business

         (a)      Business Development

    We were formed in February 1997 and had essentially no operations until
March 1998, when we acquired our subsidiary. At the time of the acquisition, the subsidiary principally was involved in developing its MultiCom business management software. That software was developed by Anthony Welch, our former senior vice president of research and development and currently a consultant.

    With the agreement to acquire Independent Network Services, doing business as Satlink 3000, in April 1999, we intended to gain licenses to provide telecommunications services. At that time, INS was licensed in thirty-one states and the District of Columbia and had a pending tariff licensing in one other state. INS was a switchless reseller of long distance telephone services. At the time of the acquisition of INS, we believed that we were acquiring the Carrier
Identification Code, or CIC Code, designated 10-10-460. An audit showed that INS may not have had title to the CIC Code. Further investigation determined that there was no clear link between the ownership of the CIC Code and INS. Therefore we elected to unwind the transaction and to rescind the issuances made under the acquisition and the related agreements. Had the CIC Code been operational, it would have allowed us to diversify into distinct segments of the long distance market not currently provided by us. The INS shareholders have instituted a suit against us.

    Today, we primarily focus on Internet Protocol telephony or IP telephony. In the fast moving world of communications, especially IP telephony, the companies with systems in the market are currently establishing both open and closed systems. We have developed an open system that we believe will have an edge on closed systems. In a closed system, the provider is limited to receiving calls only. In an open system, the provider can both send and receive calls from any other telephone carrier in the market.

    With the growth of the Internet we believe that IP telephony can provide cost savings to the consumer when such telephony services are provided by a small IP telephony company. Smaller companies are able to compete with large established telecommunications companies in this market because it is easier for them to assimilate new technology and to adapt and make changes. We believe that our billing, management network and marketing programs will allow us to compete effectively.

         (b)      Business of Issuer

IP Telephony

    Traditional telephone networks give every call a nailed-down circuit. This means that a dedicated circuit must be utilized for the full time that the call is connected. This circuitry underutilizes resources. Only one person can talk at a time and there are breaks in the conversation. In a normal conversation, one person speaks while the other listens, using half of the capacity of the dedicated circuit. At best, a traditional telephone network uses 25% of capacity for each call. This significantly inflates the costs of making telephone calls.

    Internet Protocol is the most significant of the communication methods on which the Internet is based. IP telephony or the hardware technology to route calls over the Internet has existed for several years. It allows a packet of information, such as voice, video, e-mail, and data, to cross multiple networks on its way to its final destination. Thus, instead of having one dedicated circuit for a call, the entire network is shared. The conversation or packet of information is split into many small packets and each packet is sent down whichever path is open at that time. Packets are reassembled at the destination.
Until recently, packet switching was very slow. New technology can zip packets around networks at lightning speed. Fast packet networks will make voice sound as good as, and possibly better than, the circuit-switched voice networks used currently.

    Significant improvements have occurred in the compression and transmission of voice over the Internet over the last several years. The quality of service of IP telephony is now capable of being equivalent to that of a digital cellular phone connection. IP telephony technology is evolving continuously and it is expected that further improvements will allow it to rival conventional telephony networks. The gateway equipment we deploy utilizes digital signal processing and error correction technologies for improved voice sampling and compression and reduced latency. Latency is the time spent waiting for a signal to travel from one gateway to another and it is affected by network conditions between the gateways as well as the processing time required to create the signal for transmission. These technologies enable us to provide high quality, commercial voice services with carrier grade reliability. Carrier grade reliability is determined by how often the system is operational - 99.999% availability of service.

    The business of telephone companies is to sell minutes. Blocks of minutes represent the commodity of the industry. The more minutes you can switch through your network switches, the more money you can make. For example, under traditional phone networks, a call from the suburbs to New York City will pass through switches belonging to a local provider near the suburbs, a regional provider, a national provider, a second regional provider and the local provider on the other end. Each provider benefits from the per minute charge. IP telephony provides the ability to leapfrog the middle men, creating faster and more direct service. These factors ultimately result in cheaper call cost than traditional telephone networks.

    The deregulation of the telephone industry has allowed independent companies access to the telephone market. We have proprietary rights in advanced software and hardware solutions which we believe can competitively bridge the gap between the telephone and the Internet. Our technology includes billing, management network and marketing programs. We anticipate our technology can achieve significant savings over circuit-switched voice for both domestic and international calls. The potential market for IP telephony appears to be broad.

Products

    Our products are designed at our facilities in Scottsdale, Arizona. Our products are comprised of software we have designed and hardware we have configured together with components purchased from a few major suppliers.

    The keys to our IP Voice System are the gateways, incorporating carrier-grade switching capabilities, which bridge the public telephone system to the Internet. It is our goal to have at least the same if not better reliability as those systems commonly used by the large telecommunications companies such as AT&T and MCI. The core software behind the gateways is our
MultiCom business management system. In combination, our products enable users to conduct real-time, full duplex, high quality two-way voice communications over the Internet. Both the gateways and MultiCom are described more specifically in the following sections.

    Gateways and Current Locations

    Gateways operate as a transporter between the incoming or access carrier and the outgoing or egress termination. The gateways can be installed in customer locations or under co-location agreement. We may construct some of our own locations.

    Our original gateway product was TrueConnect which was deployed for beta testing in Hong Kong in the first quarter of 1999 and is now installed in
London, New York, Atlanta, Dallas, Phoenix, Miami and Chicago. The launch of our
TrueConnect gateways followed three years of extensive research and development and field-testing.

    We have recently completed the development of our next generation of gateways which we call SuperConnect. SuperConnect provides fax and softphone capabilities as well as phone to phone calling. Softphone is software within a computer that allows the placement of calls without a telephone through the use of a microphone and speaker.

    Our newest gateway is UltraConnect which offers the same features as
SuperConnect but is designed to handle a higher volume of traffic. This permits a smaller number of gateways to handle more minutes of calling time. Currently, the UltraConnect gateway is operating only in Phoenix.

    We have entered into various TruePartner and other agreements to develop markets for our gateways. Our TruePartner Master Distributors purchase our gateways and may also market our services directly or through agents. At the present time, we have the following arrangements:

        o   A March 1999 TruePartner Agreement with Telco Services
            International, Inc. granting exclusive rights to market, advertise and sell our gateways and other products and services in Nicaragua,
            El Salvador, Guatemala, and Honduras. The agreement also originally included Guatemala and China but Telco has relinquished those territories. The agreement will expire in March 2001 unless renewed.
            For marketing, advertising, and selling our services, Teleco will share in revenue generated after we recover the cost of the network.

        o   A March 1999 TruePartner Agreement with Billion Telecommunications
            Services, Ltd. granting exclusive rights to market, advertise and sell certain of our products and services in Hong Kong and Taiwan.
            Billion also has first right to sell in China. The first beta version gateway was delivered to Billion in Hong Kong in 1999 but is no longer in operation. The agreement will expire in March 2002 unless renewed. For marketing, advertising, and selling our services, Billion receives a commission on the services or equipment sold.

        o   A May 1999 agreement with FirstNet Telephony, Ltd granting the exclusive right to market, advertise and sell our products and services in London and Manchester, England. FirstNet also received a first right of refusal for the remainder of the United Kingdom.
            FirstNet took delivery of a gateway in October 1999 and that gateway is in operation in London. The agreement will expire in May 2001 unless renewed. For marketing, advertising, and selling our services, FirstNet is entitled to purchase services at a wholesale rate.

    We intend to retain the rights for all domestic sites not licensed to other parties. We will set up our own switches or partner with a local switching business and take a percentage of the minutes. We installed the gateways in New
York and Los Angeles. Three gateways, including New York and Los Angeles, were initially leased in January 2000 from International Investment Partners
(Delaware). We have since purchased the gateways for $120,000 and terminated the lease arrangement.

    Our gateways can route calls over the Internet in areas where our network is established, or use traditional phone lines when necessary or desirable.

    Software

    In order to function properly, our gateways require software support. We have developed several proprietary software products that allow us and our distributors worldwide to offer a full solution in IP telephony.  These products include:

        o   MultiCom. MultiCom is our telecommunications and network management system addressing multiple aspects of operating and managing a telecommunications network. It provides a low barrier of entry for our partners and alliances because it does not require special computers for access. MultiCom is our core software product and provides:

                o   complete order entry;
                o   billing;
                o   customer service;
                o   agent management; and
                o   switching network management.

        o   AuditRite. This software module add-on to MultiCom allows MultiCom to read and interpret carrier-supplied data-tapes. This is a powerful tool for analyzing call patterns and finding possible errors in a vendor's billings.

In addition to our current software products, we are developing the following:

        o   TrueWeb. The Web-browser interface to MultiCom is designed to be a complete business management system available over the Internet.
            Included within its functions is its ability to display and interact with the user in his or her native language, including specialized alphabets. We believe the TrueWeb multi-lingual capability is unique to us. TrueWeb is being introduced in the fourth quarter of 2000.

        o   A PC Phone Application. This is a software package for softphoning.

        o   Click'N Speak. This software package will allow visitor's to a business' website to establish voice communications with the business by clicking a display button at no cost to the visitor.

    Many companies entering the IP industry have concentrated on software that simply switches minutes across the network. They have not concerned themselves with how to manage the network, conduct billing and implement feature functionality. Our software applications control a variety of functions ranging from routing to billing. MultiCom and our gateways are designed to incorporate upgrades and service options as future technology develops.

    Our proprietary software includes several helpful features:

        o   Real-Time Billing. Real-time billing allows the customer to secure reports on the volume of call, locations called, exact amount owed and other features.

        o   Full Feature Functionality. We can add services to our software online and when requested. We can update our international network from our home base. Traditional phone companies must update each switch individually across the network at substantial cost and implementation time.

        o   Effective Agent Control. A single agent can sit in front of our gateway terminal and control the operation. We can also directly access the network from our main office in the U.S. This allows us to add and service customers from our home base without the need for onsite installation.

        o   Multiple Network Access. Our software can switch through multiple networks, both Internet and traditional, giving it universal application.

        o   Open System Access. Our gateways employ an open system. This means the gateways can both send and receive calls from any other telephone carrier in the market.

        o   Prepaid Card Availability. Our MultiCom software has built in capability that permits the use of prepaid debit card and travel calling cards.

        o   System Security. We protect against pirating by randomly changing our source code for our software up to four times daily.

    Research and Development

    Research and development was substantially completed prior to the formation of the subsidiary and our acquisition of it. However, we paid a third-party for additional testing in fiscal year 1999 at a cost of about $97,000 and $28,000 in fiscal year 2000.

    We plan to continue our research and development efforts, particularly in connection with our gateways and other products. We do not expect these activities to require significant expenditures.

Additional Services

    In addition to the sale of the gateways and the licensing of our software, we plan to derive our revenues from the sale of a variety of pre-paid services:

        o   flat-rate calling plans such as Flat25, Flat5 and 4 x 4;
        o   wholesale long distance services for other international carriers;
        o   prepaid long distance calling card services;
        o   corporate long distance, fax and data networking services;
        o   e-commerce communications services for businesses selling products and services over the Internet; and
        o   other telecommunications applications and services.

    Flat-Rate Calling Plans

    We currently offer a flat-rate calling plan option marketed under the name
Flat25, for residential use. Flat25 allows unlimited calling between cities in which the gateways are installed for a single rate per month of $25 and an initial registration fee.

    In addition, we have designed a pre-paid, flat-rate long distance plan for calls originating from any of our gateways to be marketed under the name Flat5 which will allow calls from the gateway to anywhere in the mainland United
States and Canada for $.05 per minute. The customer will receive a number to access our nearest gateway. There will be a one time registration fee of $25 and the customer may elect from three monthly pre-payment plans.

    Further, we have designed a pre-paid flat-rate long distance plan for calls originating from any of our gateways to be marketed under the name 4 x 4 which will allow calls from the gateway to anywhere in the mainland United States and
Canada for $.04 per minute plus calls to up to four international countries at a
10% discounted rate. The customer will receive a number to access our nearest gateway. There will be a one time registration fee of $25 and the customer may elect from three monthly pre-payment plans.

    Wholesale Long Distance Services

    We plan to market our IP telephony services to other international long distance carriers and wholesale customers that have a need for large blocks of long distance telephone time between selected locations. Although margins at the wholesale level are lower than retail margins, the sale of blocks of long distance time to other carriers should enable us to generate revenues with only a limited number of gateways installed. We are in the process of pre-marketing our services and have identified several potential wholesale sellers of block minutes.

    Prepaid Calling Cards

    We market prepaid calling cards to persons traveling to destinations such as
Mexico, Central and South America, Asia, Europe and other regions where long distance telephone calls are substantially more expensive than domestic long distance telephone calls. Through June 30, 2000, we received $108,000 in revenue from the wholesale of other parties' prepaid calling cards. We received $262,000 for the fiscal year ended December 31, 1999 from the wholesale of other parties'
prepaid calling cards. We have now begun to market our own products and services. Based upon expressions of interest, we believe that this market could produce between $10,000 and $50,000 in monthly revenue.

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

    We are marketing our pre-paid calling cards through travel agents, tourist agencies, airline ticketing offices, tour companies, car rental agencies and hotel personnel in denominations of $10, $20, $30 and $50. We plan to have an automated voice response system to enable card holders to add time to their calling cards by charging their credit card while on the phone.

    Our calling card  provides instructions for the use of the IPVoice system.
To place a long distance call to North America, the cardholder dials a local access number or an 800 number if an originating gateway does not exist in the local calling area and is then prompted to dial the destination number as well as the cardholder's calling card number. The call is then routed to the nearest originating gateway. After reaching the originating gateway the call is transmitted over our network to the terminating gateway or the least cost route to the destination number. Once the call reaches the terminating gateway, the call is then switched to the local telephone network and is routed to the destination number.

    Travelers making long distance calls from local calling areas which do not have originating gateways will nevertheless be able to use our calling cards.
However, our operating margin will be less since these calls must be routed via an 800 number to a distant originating gateway. By establishing gateways in
North America and select foreign countries, we believe we can service a large and identifiable market of travelers with cost-effective prepaid calling cards to use in placing calls to North America.

    Corporate Services

    We also plan to market services to corporate customers who need a cost-effective means of combining long distance voice, fax and video communications between their international offices. We plan to begin marketing our corporate IP telephony services in the US and Canada to businesses that operate branch offices or subsidiaries in the foreign countries in which we operate our gateways.

    E-Commerce Services

    Our software also will support "web-to-phone" and "call-me" services.
Click'N Speak connections will enable the users of multimedia PCs to establish a voice conversation with the owner of the website or their designated customer service representative. We plan to introduce this new capability to web site owners and developers in those markets in which we have gateways and demand for
e-commerce services is increasing. We believe that this service will contribute to the development of sales made through the Internet. Click'N Speak will provide new capabilities for customers to speak directly with sales people and reservation agents while they are online and reviewing the content of a particular web site. Click'N Speak personalizes the experience of shopping over the Internet and provides a new level of customer service.

    A PC Phone Application is our planned software for softphoning. We anticipate this software will allow users to place telephone calls to any telephone in the world using their computer and a connection to the Internet.

Marketing

    The Market

    We view IP telephony to be part of the global telecommunications industry.
According to industry sources, the global telecommunications market could generate revenues in excess of $250 billion annually. According to International
Data Corporation, or IDC, the worldwide internet protocol (IP) telephony grew from 310 million minutes in 1998 to 2.7 billion minutes by yearend 1999. By
2004, IP telephony minutes will reach 135 billion. Revenue will grow from $480 million in 1999 to $19 billion by 2004. Due to deregulation, competition has reduced rates for both business and residential calls placed within North
America. However this is not the case for international calls to certain countries where higher per minute rates are common. The international telecommunications industry , in which much of our effort is focused, is growing rapidly due to:

        o   deregulation;
        o   privatization;
        o   expansion of telecommunications infrastructure;
        o   technological improvements;
        o   globalization of the world's economies; and
        o   free trade.

    Our Marketing Plan

     Our plan for marketing our products and services contains four primary elements:

        o   First, will rely heavily on our TruePartner Master Distributor program and similar agreements, which include marketing elements.
            Under this program, a TruePartner Master Distributor can purchase and operate gateways, market our other products and services and contract with other agents to market our products and services called TruePartner Agents. A TruePartner Master Distributor serves as a liaison for us in designated territories, depending on our agreement. At the present time, we have the following agreements, which are described in greater detail under Products-Gateways and
            Location:

                o   Telco Services International, Inc. for Nicaragua, El
                    Salvador, Guatemala and Honduras;
                o   Billion Telecommunications, Ltd. for Hong Kong and Taiwan
                    with an option for China; and
                o   First Net Telephony, Ltd for London and Manchester with an option for the rest of the United Kingdom.

                Ultimately, the IPVoice System needs to have customers to become profitable. In addition, to our TruePartner relationships, we have entered into arrangements for the marketing and resale of our services. In the spring of 1999, we entered into agreements with Kenneth M. Brown, Net Genie and Benae. We hoped these agreements would generate customers; however, to date, none of these agreements have produced any revenues. Other specific marketing agreements that show promise, include the following:

                o   In October 2000, we entered into an agreement with Telic
                    Communications, Inc. for traffic carriage services,
                    including hardware cross-connect, traffic transport and
                    termination. We provide intercity transport of
                    telecommunications traffic with or without local origination and/or termination on a carrier-to-carrier basis. Telic
                    provides end-to-end voice and/or data services to
                    subscribing individuals. Telic is charged based on its
                    incremental usage of our product.

                o   In October 2000, we entered into a sales, marketing and
                    business management consulting agreement with Marie Peregrim to market our services throughout Europe (excluding the
                    United Kingdom). The term is indefinite but may be
                    terminated by either party on thirty days notice. Payment
                    will be 300,000 shares of our common stock, valued at
                    $273,000.

                o   In October 2000, we entered into an agreement with Blueshift
                    Telecom, Inc. to resell our products, including residential long distance service in the forty-eight contiguous United
                    States. Revenue is generated through the sale of usage-based products and flat rate products.

                o   In October 2000, we entered into an agreement with DialVoIP
                    Technologies 2000 for traffic carriage services, including on-net voice traffic origination, transport, and
                    termination. We provide intercity transport of
                    telecommunications traffic with or without local origination and/or termination on a carrier-to-carrier basis. DialVoIP provides end-to-end voice and/or data services to
                    subscribing individuals. DialVoIP is charged based on its
                    incremental usage of our product.

                 In addition, we have entered into a series of agency agreements for the sale of our gateways and other products and for
                 assistance in the acquisition of wholesale minutes,
                 co-locations and carriers.  We intend to seek associations with professional agents who will help promote our products and services. None of these relationships has yet produced any significant revenues. We are currently in discussion with other potential TruePartner Master Distributors and other business relationships.

        o   Second, we currently market our products and services through the
            Internet. The IPVoice.com web page describes our products and services and can receive and process orders. It also explains our
            TruePartner programs. At the present time, only a small portion of our sales are made through the Internet. We do no know if the web page will generate sufficient interest to be a significant marketing tool.

        o   Third, we plan to engage reputable telemarket agencies to contact prospective customers. They are typically paid on a commission basis. We have not engaged any such firms to date. We are aware that other telecommunications companies use telemarketing extensively. We do not know if it will be an effective means of expanding the
            IPVoice System user base.

        o   Finally, we will use our own marketing personnel for strategic marketing efforts. Ms. Will, our president, has extensive experience in the communications business.

None of these marketing elements has been in place long enough for us to evaluate their long term usefulness. We believe, however, that a combination of these approaches will be sufficient to sustain us for the immediate future.

    We intend to obtain a significant market with our products.  Although there are larger, more established telecommunication companies, we believe that
IPVoice System technology is better than the IP technology used by these companies, and is our key competitive advantage. We believe that many of our current competitors lack a well-developed component to their solutions:
effective data management and billing. Therefore, we also plan to market to some of our competitors as our billing and management software has the potential to communicate with other platforms. We are capable of providing the following unique features:

        o   IP Telephony solutions and a mature, real-time billing system for ease of use, affordability and quality;
        o   Real-time remote access and manageability of information; and
        o   IP telephony technology, Internet remote-access technology and an order-entry and invoicing system.

We have targeted international markets and support our sales efforts by participating in trade shows targeting the telecommunication industry and large businesses.

Other Key Relationships

    Our products are made from company-designed software and company-configured hardware.  We also purchase materials from a few major suppliers. They include the following:

                o   In order to manufacture our TrueConnect gateways, we
                    currently rely upon an arrangement with Natural Microsystems
                    Corporation. The relationship with NMS commenced in February
                    1998 and is on a purchase order basis. For each shipment
                    ordered under an invoice, we are granted a sixty day
                    evaluation period from the date we receive from NMS both
                    hardware and the operating software for the gateways. Within the sixty day period, we purchase the product, or ship it
                    back to NMS with no further obligation.

Our SuperConnect gateways use a combination of hardware from several manufacturers.

                o   In November 1999, for our SuperConnect gateway, we executed a memorandum of understanding with Telic.net describing a
                    strategic alliance under which Telic.net will provide
                    enhanced services to us and we will acquire from Telic.net gateways at Telic.net's cost for use by our customers.
                    Although the initial term under our agreement has expired, the parties have expressed the wish to maintain the alliance as long as it is beneficial to each of them. We retain the right to purchase hardware elsewhere. In addition, we can
                    license certain of Telic.net's software and acquire certain source codes, Telic.net will modify our gateways to
                    accommodate our billing system and call flow. It is intended that Telic.net will provide us with full network support to advance our timetable for full integration of our network.

    Local access/egress carriers provide us the ability to originate and terminate calls across their traditional telephone networks. In addition, we purchases wholesale minutes from them. We can acquire such services from a local
Bell company or from an independent provider.

                o   In June 1999, we entered into an agreement with ITG Telecom
                    Group, Inc. for local exchange service. The term of the
                    contract is a period of three years, although it is
                    terminable by us earlier if ITG raises its prices twenty
                    percent above the amounts stated in the contract. In
                    addition, in the event we wish to purchase
                    telecommunications services from a third party in ITG's
                    areas of service, we must first offer to purchase like
                    services from ITG.

                o   In July 1999, we entered into a twelve-month agreement with
                    RSL Com U.S.A., Inc. for the purchase of wholesale long
                    distance minutes for domestic and international calls. We
                    have not renewed this agreement and currently are operating on a month-to-month basis. We are required to purchase a
                    minimum of 100,000 minutes per month.

                o   In August 1999, we entered into an agreement with Star
                    Telecommunications, Inc. for telephone communications
                    between its locations in New York and Los Angeles and the
                    outbound to termination points around the world. The initial term was for six months with an automatically renewable
                    month-to-month term, under which we are currently operating.

                o   In August 1999, we entered into an agreement with ILD
                    Communications, Inc. for switching services and long
                    distance wholesale minutes. The agreement is for a term of one year and is automatically renewable unless expressly
                    canceled. It is our intention not to renew this agreement.

Internet bandwidth provides us with the ability to transmit and receive information utilizing IP technology.

                o   In June 1999, we entered into an agreement with Level 3
                    Communications, LLC for wholesale bandwidths. The contract is for no defined period of time and the terms of each order are governed by both a separate customer order form, which is filled out for each individual order, as well as by the original agreement signed in June 1999.

                o   In August 1999, we entered into an agreement with MCI
                    WorldCom Technologies, Inc. for use of its UUNET network for wholesale bandwidths. The contract is for a term of three
                    years.

                o   In December 1999, we entered into an agreement with UUNET to provide hosting for our website and e-mail facilities. UUNET bills us monthly for these services. This arrangement
                    replaces the services we previously contemplated obtaining through INS.

                o   In June 2000, we entered into a co-location agreement with
                    Intermedia Communications, Inc for space in Miami, Florida.
                    Certain telecommunications equipment is located at this
                    site. The term of this agreement is three years.

Competition

    Two significant barriers to entry in the traditional long distance telephone market are size with regard to a minimum efficient scale of operations and regulatory constraints which preclude smaller companies from gaining significant market share. IP telephony effectively eliminates or reduces these barriers since it is presently unregulated and enjoys economies of scope and scale by using the Internet and private IP networks as a common voice, video and data network. We believe that IP telephony can decrease barriers to entry and increase competition in the long distance industry.

    We believe that our ability to compete in the IP telephony industry successfully will depend upon a number of factors including:

        o   the pricing policies of competitors and suppliers;
        o   the capacity, reliability, availability and security of the IP telephony infrastructure;
        o   marketing strategies;
        o   the timing of introductions of new products and services into the industry;
        o   our ability to support existing and emerging industry standards;
        o   our ability to balance network demand with the fixed expenses associated with network capacity; and
        o   industry and general economic trends.

    The market for telecommunications services is extremely competitive and there is a growing number of competitors in the IP telephony industry. There are many companies that offer business communications services and which will compete with us at some level. These include large telecommunications companies and carriers such as AT&T, MCI WorldCom and Qwest; smaller, regional resellers of telephone line access; and other existing IP telephony companies. These companies, as well as others, including manufacturers of hardware and software used in the business communications industry such as Lucent, could in the future develop products and services that could compete with our products and services on a direct basis. Many of these entities have far greater name recognition and financial and organizational resources than we have and control significant market share in their respective industry segments. There is no assurance that we will be able to successfully compete in the IP telephony industry.

    Certain large public telephone companies are positioning themselves to enter the IP telephony market to protect their dominant domestic market from competition. Many of these companies are testing other existing IP telephony gateway technology which at the present time has limited call volume capabilities. A number of companies are waiting for gateway manufacturers to introduce advanced gateways that will be able to handle larger call volumes and provide better quality and service.

    In North America considerable discounting has been experienced in recent years as competition has increased. While in many countries outside of North
America local telephone companies have begun offering discounts to very large business and government customers with high call volumes, there are few discounts available for individuals or small and medium sized companies. We expect that competition in the United States will be led by carriers providing low cost but high quality IP telephony services at rates of $0.05 to $0.09 per minute. Smaller Internet service providers and new carriers are expected to focus primarily on international or niche markets.

    We believe that international markets are attractive to smaller carriers and new entrants while large carriers may be evaluating the technology and marketplace and contending with competition and deregulation in their domestic markets. With international long distance rates in many countries costing well in excess of $0.50 per minute, we believe that we can earn attractive gross profit margins while offering service at substantial discounts to currently available long distance rates.

    Although we anticipate that our primary competitors will be other IP telephony companies which offer phone-to-phone or PC phone services, they have not yet captured the international market in the manner in which we plan to pursue it with TruePartner gateway installations and pre-paid calling cards. We believe that other IP telephony companies have not introduced a full billing and back office system or integrated product offering containing corporate and
e-commerce communications services as we have.

    We believe that our current competitive advantages include:

        o   The compatibility of the IPVoice System with a variety of equipment that does not require users to obtain special computers for access;
        o   The functionality of the IPVoice System that not only switches minutes across networks but also provides order entry, billing, date management, and other functions for managing the network;
        o   The flexibility of the IPVoice System gateways that can route calls over the Internet or use traditional phone lines where Internet connections are not available;
        o   The adaptability of the IPVoice System to incorporate upgrades and service options on-line and on-call without expensive modifications;
        o   The openness of the IPVoice System permits our gateways to both send and receive calls from any carrier source; and
        o   The cost effectiveness of using the IPVoice System compared with traditional long distance phone services.

We do not know if these factors will be sufficient to make us successful.

Effect of Existing or Probable Governmental Regulation on the Business

    Federal

    We have no current domestic license with the Federal Communications
Commission. We use the Internet for transmission of long distance telephone calls. Presently, the FCC does not regulate companies that provide IP telephony services as common carriers or telecommunications service providers.
Notwithstanding the current state of the rules, the FCC's potential jurisdiction over the Internet is broad because the Internet relies on wire and radio communications facilities and services over which these regulatory authorities have long-standing authority.

    We have requested our C-LEC and IXC status in the U.S. A C-LEC designation permits the resale of local telecommunications services and an IXC designation, which stands for InterExchange carrier, allows for the resale of long distance telecommunications services. We also have received a 214 international license from the FCC for international long distance service.

    In Canada, the Canadian Radio-Television and Telecommunication Commission
determined in 1998 that IP telephony services providers must pay local contribution charges for calls terminating on local telephone networks, while those calls that originate and terminate on computers are not subject to these charges. The possibility exists that regulatory authorities may one day make a determination to apply international call termination fees or otherwise tariff
IP telephony.

    We also will be required to comply with the regulations regarding the operation of our business in several foreign jurisdictions and will be subject to compliance with the requirements of the authorities of these locales regarding the establishment and operation of our business.

    State

    We are subject to varying levels of regulation in the states in which we currently anticipate providing intrastate telecommunications services. The vast majority of the states require us to apply for certification to provide intrastate telecommunications services, or at least to register or to be found exempt from regulation, before commencing intrastate service. The majority of states also require us to file and maintain detailed tariffs listing our rates for intrastate service. We have started the process of filing in every state.

    Many states also impose various reporting requirements or require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignments of carrier assets, including subscriber bases, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and the rules, regulations and policies of the state regulatory authorities. Fines and other penalties, including the return of all monies received for intrastate traffic from residents of a state, may be imposed for such violations. In certain states, prior regulatory approval may be required for acquisitions of telecommunications operations.

    We currently are not subject to any State regulation with respect to our
Internet related services. However, there can be no assurances that we will not be subject to such regulations in the future. Additionally, we are not aware of any pending legislation that would have a material adverse effect on our operations.

    As we expand our efforts we must remain attentive to relevant federal and state regulations. FCC rules prohibit switching a customer from one long distance carrier to another without the customer's consent and specify how that consent can be obtained. Most states have consumer protection laws that further define the framework within which our marketing activities must be conducted. We intend to comply fully with all laws and regulations, and the constraints of federal and state restrictions could impact the success of direct marketing efforts.

    Future Regulation

    Due to the increasing  popularity and use of the Internet, it is possible that additional laws and regulations may be adopted with respect to the
Internet, covering issues such as:

        o   content,
        o   privacy,
        o   access to adult content by minors,
        o   pricing,
        o   bulk e-mail,
        o   encryption standards,
        o   consumer protection,
        o   electronic commerce,
        o   taxation,
        o   copyright infringement, and
        o   other intellectual property issues.

We cannot predict the impact, if any, that future regulatory changes or developments may have on our business, financial condition, or results of operation. Changes in the regulatory environment relating to the Internet access industry, including regulatory changes that directly or indirectly affect telecommunication costs or increase the likelihood or scope of competition from regional telephone companies or others, could increase our operating costs, limit our ability to offer services and reduce the demand for our services.

    If, as the law in this area develops, we become liable for information carried on, stored on, or disseminated through our gateways, it may be necessary for us to take steps to reduce our exposure to this type of liability through alterations in our equipment, expanded insurance coverage or other methods. This may require us to spend significant amounts of money for new equipment or premiums and may also require us to discontinue offering certain of our products or services.

    In a report to Congress, the FCC stated its intention to consider whether to regulate voice and fax telephony services provided over the Internet as
"telecommunications" even though Internet access itself would not be regulated.
The FCC is also considering whether such Internet-based telephone service should be subject to universal service support obligations or pay carrier access charges on the same basis as traditional telecommunications companies.

    Local telephone companies assess access charges to long distance companies for the use of the local telephone network to originate and terminate long distance calls, generally on a per-minute basis. Access charges have been a matter of continuing dispute, with long distance companies complaining that the rates are substantially in excess of cost, and local telephone companies arguing that access rates are justified to subsidize lower local rates for end users and other purposes. Local and long distance companies both contend that
Internet-based telephony should be subject to these charges. Since we plan to continue to install our gateways and to offer IP telephony, we could be directly affected by these developments. We cannot predict whether these debates will cause the FCC to reconsider its current policy of not regulating Internet service providers.

    A governmental body could impose sales and other taxes on the provision of our services, which could increase the costs of doing business. A number of state and local government officials have asserted the right or indicated a willingness to impose taxes on Internet-related services and commerce, including sales, use and access taxes. No such laws have become effective to date. We cannot accurately predict whether the imposition of any such taxes would materially increase our costs of doing business or limit the services which we provide. It may be possible to pass on some of these costs to the consumer and continue to remain competitive.

    As our services are available over the Internet in multiple states and foreign countries, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state and foreign country.
New legislation or the application of laws and regulations from jurisdictions in this area could have a detrimental effect upon our business.

Patents, Trademarks and Copyright

    We do not hold and have not applied for any patents.

    We have filed for service mark protection with the United States Patent and
Trademark Office for the following marks:

        o   IPVoice,
        o   MultiCom,
        o   AuditRite,
        o   TrueConnect,
        o   TruePartner,
        o   4Com,
        o   ICB Connect,
        o   IP Jack (design),
        o   COMMUNICATIONS OUT OF THE BOX,
        o   IPVoice.net,
        o   IPVoice.com,
        o   FLAT5,
        o   FLAT25, and
        o   4X4.

The applications were filed between August 1998 and early 2000. To date, none of the marks has been accepted for registration. Various office actions have been issued and responses filed. We cannot predict when, if ever, registration will be granted.

Employees

    At December 31, 2000, we employed fourteen (14) persons all on a full-time basis. None of these employees are represented by a labor union for purposes of collective bargaining. We consider our relations with our employees to be satisfactory.

    We have employment agreements with Barbara Will and Harry Bowman. Ms. Will and Mr. Bowman serve as the president and executive vice president, respectively.

Item 2.  Description of Property

    We maintain our executive offices in leased facilities at 7585 East Redfield
Road, Suite 202, Scottsdale, Arizona 85260. We occupy approximately 6,170 square feet of space.

    The lease has a term of three years. Monthly rental payments are as follows:
for the period of time from August 1, 2000 to July 31, 2001, $10,797.50,  plus sales tax; for the period of time from August 1, 2001 to July 31, 2002,
$11,229.40,  plus sales tax; for the period of time from August 1, 2002 to July
31, 2003, $11,678.58, plus sales tax.

    Moreover, as "additional rent" under the terms of the lease, we are required to pay a percentage share of the building impositions and operating expenses.
Under the lease, our percentage share of the expenses is an amount equal to (a)
the amount by which, if any, the property's operating expenses exceed the annual operating expense base, plus (b) the amount by which, if any, the property's impositions exceed the annual imposition base. Our percentage share of these impositions and operating expenses is 25.29%.

    We lease a corporate apartment in Phoenix, Arizona which is used by corporate personnel. The lease is for a term of one year commencing November 1,
2000 and terminating October 31, 2001. We pay monthly rent in the amount of $880 plus a ratable adjustment for taxes.

         We own no real property and our personal property consists of hardware, inventory, software, furniture, fixtures and equipment, equipment prototypes and leasehold improvements.

Item 3.  Legal Proceedings

    On December 22, 1999, Peter Stazzone, our former secretary treasurer, filed a suit against us in Superior Court of the State of Arizona, County of Maricopa,
No. CV 99-22828. Mr. Stazzone alleges breach of his employment contract, breach of fiduciary duty by certain advisors, tortious interference by certain advisors, and intentional and negligent misrepresentation by us. Mr. Stazzone seeks his salary, liquidated damages, the award of stock and options, interest and attorneys fees. We intend vigorously to defend such action and believe we have meritorious defenses. We filed an answer on January 18, 2000. The parties have exchanged disclosure schedules but no discovery has been undertaken. In
December 2000, Mr. Stazzone filed a motion to add additional theories of recovery and to add several current or former officers, directors, shareholders, accountants and attorneys as defendants. We are opposing the motion. No ruling on the motion has been made.

    On December 17, 1999, Satlink 3000, doing business as Independent Network
Services filed a suit against us in Superior Court of the State of Arizona,
County of Maricopa, No. CV 99-22560. The INS action is seeking actual and punitive damages as a result of the rescission of our merger with INS. We intend vigorously to defend such action and believe we have meritorious defenses and counterclaims against INS. We filed a motion to dismiss on the basis that the injury claimed was that of the INS stockholders and that the suit had to be in their names, not the company name. INS conceded this point and filed an amended complaint in February 2000 listing all but one of its stockholders. We filed a reply asserting that the amended complaint fails to name all of the stockholders and seeking dismissal of the case. The court acknowledged this deficiency and requested that the parties attempt to resolve the issue. No resolution was reached and the plaintiffs asked for an extension of time to proceed with the case. On March 13, 2001, the court denied the motion and dismissed the complaint for failure to prosecute the case.

    On April 25, 2000, Michael McKim filed a lawsuit against us in United States
District Court, Western District of Kentucky, at Louisville, 3:00CV-229-H,
alleging breach of employment contract and fraud. We formerly employed Mr. McKim in Kentucky as our vice president of research and development. In addition, for a period of time, Mr. McKim was a member of our board of directors. As part of his compensation, Mr. McKim was to receive 300,000 shares of common stock, followed by an additional 750,000 shares over a three-year period, subject to various limitations.

    The complaint alleges that we failed to issue the 300,000 shares to Mr.
McKim, which was a breach of our employment contract with him. In addition, the complaint alleges that in failing to provide the shares to him after having represented we would, we committed fraud. We filed our answer to the complaint on June 19, 2000. In the answer, we denied the allegations. Along with our answer, we filed a counterclaim against Mr. McKim alleging that during the course of his employment, Mr. McKim engaged in intentional misrepresentation, breach of fiduciary duty and intentional interference with business relationships. We intend to vigorously defend the lawsuit, and to aggressively pursue our counterclaim.

Item 4.           Submission of Matters to a Vote of Security Holders

         During the fourth quarter 2000, the following matters were voted upon by the stockholders:

         We held our annual meeting of stockholders on December 12, 2000 in
Scottsdale, Arizona at which time the following persons were elected to serve a one-year term on the board of directors:

Name of Nominee       Votes For           Votes Against        Votes Withheld

James Howson          8,316,647                     0                     0
Barbara Will          8,316,647                     0                     0
Russell Watson        8,316,647                     0                     0

Each of them was an incumbent director.

         The stockholders also ratified, by a vote of 8,219,647 shares in favor,
25,000 shares against and 0 shares abstaining, the appointment of Durland &
Company, C.P.A's, P.A. as our auditors for the year ending December 31, 2000.

         The stockholders also ratified by a vote of 7,967,600 shares in favor,
349,047 shares against and 0 shares abstaining, the approval of an increase of
1,000,000 shares to the number of shares available for employees and consultants under our stock option plan.

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

         Our common stock currently is quoted on the OTC Bulletin Board under the symbol "IPVC.OB" and has been since July 1998. The high, low and average bid information for each quarter of the two most recent fiscal years are presented below. The quotations are interdealer prices without adjustment for retail markups, markdowns or commissions and do not necessarily represent actual transactions. These prices may not necessarily be indicative of any reliable market value.

                                   Quarter                 High        Low     Average

                              1999
                              First Quarter.              $  1.38    $  0.19   $ 0.95
                              Second Quarter              $  7.50    $  0.75   $ 3.13
                              Third Quarter.              $  3.06    $  1.50   $ 2.17
                              Fourth Quarter              $  4.06    $  1.44   $ 2.01

                              2000
                              First Quarter.              $  4.81    $  2.00   $ 3.37
                              Second Quarter              $  3.19    $  1.00   $ 1.80
                              Third Quarter               $  1.69    $  0.44   $ 1.05
                              Fourth Quarter              $  0.75    $  0.25   $ 0.43

    On February 15, 2001, the last reported sale price of the common stock on the OTC Bulletin Board was $ 0.41 per share.

    As of February 15, 2001, there were 18,866,384 issued and outstanding shares of common stock held of record by 103 holders.

    We have never paid or declared a dividend on our common stock and do not anticipate paying cash dividends in the foreseeable future.

    Information about all securities we have sold within the past 3 years without registration under the Securities Act of 1933 is contained in Part II,
Item 26 Recent Sales of Unregistered  Securities, contained in our Registration
Statement on Form SB-2 which became effective on February 14, 2001.

Item 6.           Management's Plan of Operation

General Plan

    We estimate that our current cash and the cash flow from  operations over the next 12 months will not alone be sufficient to continue our operations and to cover our operational expenses. We believe it will be necessary to raise additional equity capital, incur debt or take other actions of a financial nature to sustain our operations. We are discussing with certain broker/dealers and institutional accredited investors the private placement of at least
$8,500,000. We have no commitment to purchase any of these securities.

    We plan to continue to make material investments in our product research and development. We anticipate making material purchases of equipment and leasing new facilities. We anticipate increasing our number of employees over the next
12 months to include clerical and other administrative services, sales and technical personnel.

    Until we achieve a sustained level of profitability, we must be considered a start-up entity. We remain dependent on financing resources for cash flows to meet certain operating expenses and no assurance of our financial success or economic survival can be given during this period.

    We have been in the development stage.  We believe we have acquired the necessary operating assets and we are beginning our intended business. While we believe we have developed the tools necessary to effectively enter the Internet
Protocol telephony market, there is no assurance that any benefit will result from these activities. We received limited revenues and incurred expenses in excess of revenues during the development of our products and services. During development, we received revenues from the wholesaling of other parties' prepaid calling cards. We have only recently received revenues from the sale of IPVoice products and services.

Risks and Uncertainties

From inception through December 31, 2000, we have incurred cumulative net losses of $5,883,000.  We have only recently commenced operations of the IPVoice System and have not begun generating any significant revenues.  We expect to continue to generate losses until our revenues increase.  We expect these significant losses will continue until we increase our gateway product sales and services.

    We have substantial and recurring losses and negative cash flow since our inception in February 1997. For the fiscal years ended December 31, 2000 and
1999, we had revenues of $137,000 and $321,000, respectively and operating expenses of $3,381,000, and $1,897,000, respectively. We expect to continue to generate losses until our revenues increase. Specifically, we must be able to generate substantial sales of our TrueConnect, SuperConnect, and UltraConnect gateways and services. There is no assurance that we can increase our revenue sources and it is unlikely we can lower our expenses. We may never earn a profit. If we continue to lose money over a period of time, we may be forced to discontinue our operations.

As of December 31, 2000, we had negative working capital of $470,000.

    We have required and continue to require substantial capital to fund our business operations. Our future capital requirements will depend upon many factors, including the expansion of the IPVoice System, requirements to maintain adequate telecommunications capabilities, the progress of our research and development activities, expansion of our marketing and sales efforts and the status of competitive products and services.

Our revenues are negligible and we have financed our operation  primarily through sales of equity and debt securities.  We expect to enter into additional financial  transactions, which could result in significant dilution or substantial indebtedness.

    We have no commitments, agreements or understandings regarding additional financing and we may be unable to obtain additional financing on satisfactory terms or at all. We expect to pursue additional financing through private placement of debt or equity. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders will result. We may also incur or assume substantial indebtedness. If adequate funds are not available, we may be required to delay, scale back or eliminate our research and development, marketing or expansion efforts or obtain funds through arrangements with partners or others. These arrangements may require us to relinquish rights to certain of our existing or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on our business, financial condition and results of operations.

Our future revenue and operating results depend on a number of factors, including: our gateway product sales and software licensing. Since revenues from these sales are unpredictable, our future revenue and operating results may fluctuate.

    Our short operating history and the rapidly changing nature of the market in which we compete make it difficult to accurately forecast our revenues and operating results. Our quarterly operating results are unpredictable and we expect them to fluctuate in the future due to a number of factors. These factors may include, among others:

        o   The timing and receipt of license and other fees;
        o   The amount of traffic over our gateways and the IPVoice System;
        o   The amount and timing of operating costs and capital expenditures relating to the growth of our business;
        o   The costs to develop and introduce new products and services in response to changing market conditions and customer preferences; and
        o   The announcement or introduction of new or enhanced products or services by our competitors.

In view of such fluctuations, we believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as a measure of future performance.

We plan to expand, in part, through acquisitions. We have not yet acquired any other companies and do not know if we will be able to implement this aspect of our future plans.

    We plan to expand our business, in part, through acquisitions.  Although we will continuously review potential acquisition candidates,
we have not entered into any agreement with respect to any additional acquisitions at this time. We do not know if we will be able to successfully identify suitable acquisition candidates, complete acquisitions on favorable terms, or at all, or integrate acquired businesses into our operations.
Moreover, acquisitions may have a material adverse effect on our operating results, particularly in the fiscal quarters immediately following the consummation of such transactions, while the operations of the acquired business are being integrated into our operations. Once integrated, acquisitions may not achieve comparable levels of revenues, profitability or productivity as our existing products and services or otherwise perform as expected. We are unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisitions will be completed. We will be competing for acquisition and expansion opportunities with entities that have substantially greater resources than we have. In addition, acquisitions involve a number of special risks, such as diversion of management's attention, difficulties in the integration of acquired operations and retention of personnel, unanticipated problems or legal liabilities, and tax and accounting issues, some or all of which could have a material adverse effect on our results of operations and financial condition.

All of our revenues, with respect to product sales, are generated by a limited number of customers and resellers. Additional customers and resellers are necessary to attain profitability.

    To date, a limited number of customers and resellers have accounted for substantially all of our revenues with respect to product sales. Although we have entered into several TruePartner agreements, most of them have not yet generated sustained revenues. There is no assurance that we will be able to obtain adequate distribution of our products to a large number of intended end users. Our ability to achieve revenues in the future will depend in significant part upon our ability to obtain additional gateway outlets, maintain relationships with, and provide support to, existing and new resellers. As a result, any cancellation, reduction or delay may materially adversely affect our business, financial condition and results of operations. There can be no assurance that we will be able to support or attract additional customers.

We are involved in litigation with two former officers and with the shareholders of a former acquisition candidate. Costs related to pending litigation matters could adversely affect our financial condition.

    We are involved in litigation with two former officers and with the shareholders of a former acquisition candidate that could affect our financial condition. Such litigation can be expensive and time consuming to defend. We believe that our pending litigation matters, in the aggregate, could have a material adverse effect on our financial condition if resolved against
us. Because they involve controversies over our failure to issue certain securities, they could also result in dilution of the interest of our other stockholders.

Item 7.           Financial Statements

     Reference is made to the financial statements set forth in this Form 10-KSB report as indexed in Part IV, Item 13(a), and by this reference such information is incorporated herein.

                          IPVoice Communications, Inc.

                            (f/k/a IPVoice.com, Inc.)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
IPVoice Communications, Inc.
(f/k/a IPVoice.com, Inc.)
(A Development Stage Enterprise)
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of IPVoice
Communications, Inc. (f/k/a IPVoice.com, Inc.), a development stage enterprise,
(the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the two years ended December 31, 2000 and from February 19, 1997 (Inception)
through December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of
December 31, 2000 and 1999 and the results of their operations and their cash flows for the two years ended December 31, 2000 and from February 19, 1997
(Inception) through December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has experienced a net loss since inception, and reflects negative working capital as of December 31, 2000. The
Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                               /s/ Durland & Company, CPAs, P.A.

Palm Beach, Florida
March 22, 2001, except Note 11 as to
which the date is April 12, 2001

                          IPVoice Communications, Inc.
                            (f/k/a IPVoice.com, Inc.)
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheets
                                  December 31,

                                                            2000                       1999

                                 ASSETS
CURRENT ASSETS
  Cash                                                     $  111,150                 $  98,592
  Certificates of deposit - restricted                         25,619                    25,205
  Accounts receivable                                           2,145                   108,100
  Inventory                                                        -                      7,586
  Prepaid expenses and deposits                                93,916                    16,865
                                                          ------------------------------------------
     Total current assets                                     232,830                   256,348
                                                          ------------------------------------------

FIXED ASSETS
  Computer equipment                                          730,043                  369,619
  Office equipment                                             50,454                   19,019
  Furniture & fixtures                                         47,740                   29,445
                                                          ------------------------------------------
     Property & equipment, at cost                            828,237                  418,083
     Less accumulated depreciation                           (172,047)                 (40,528)
                                                          ------------------------------------------
     Property & equipment, net                                656,190                  377,555
                                                          ------------------------------------------

INTANGIBLE ASSETS                                             240,000                       -
                                                          ------------------------------------------
                                                          ------------------------------------------
Total Assets                                               $1,129,020                 $ 633,903
                                                          ==========================================

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES

  Accounts payable and accrued expenses
     Trade                                                 $  526,252                 $ 326,524
     Officer                                                    5,439                    17,403
     Related party                                             41,075                    40,896
  Accrued payroll taxes                                            -                      1,005
  Accrued dividends                                           114,063                        -
  Accrued interest - stockholders                               5,000                    12,690
  Deferred revenue                                             10,500                     7,821
                                                          ------------------------------------------
     Total current liabilities                                702,329                   406,339
                                                          ------------------------------------------

LONG-TERM LIABILITIES
  Notes payable                                               385,950                 1,145,400
                                                          ------------------------------------------

     Total long-term  liabilities                             385,950                 1,145,400
                                                          ------------------------------------------

Total liabilities                                           1,088,279                 1,551,739
                                                          ------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

Senior convertible preferred stocks, $.001 par value,
authorized 10,000,000 shares
   Series A, 200 and 1,150 issued and outstanding shares
   at December 31, 2000 and 1999
   Series B, 2,500 and 0 issued and outstanding shares at
   December 31, 2000 and 1999                                       3                         1
Common stock, $.001 par value, authorized 50,000,000
  outstanding; 18,866,384 and 16,422,758
     issued and outstanding shares at December 31,
     2000 and 1999                                             18,866                     16,423
Beneficial conversion feature discount                        833,333                         -
Additional paid-in capital                                  6,019,085                  1,570,240
Deficit accumulated in the development stage               (6,830,546)                (2,504,500)
                                                          -------------------------------------------

     Total stockholders' equity (deficiency)                   40,741                   (917,836)
                                                          -------------------------------------------

Total Liabilities and Stockholders' Equity (Deficiency)   $ 1,129,020                $   633,903
                                                          ===========================================

     The accompanying notes are an integral part of the financial statements

                          IPVoice Communications, Inc.
                            (f/k/a IPVoice.com, Inc.)
                        (A Development Stage Enterprise)
                      Consolidated Statements of Operations

                                                                                       Period from
                                                                                    February 19, 1997
                                                                                       (Inception)
                                                         Year Ended December 31,         through
                                                                                    December 31, 2000
                                                  2000                     1999
                                                 -------------------------------   -------------------

NET SALES                                       $ 137,375              $ 321,279       $ 499,908
COST OF SALES                                     114,785                305,434         420,219

                                                 -----------------------------------------------------
  Gross Profit                                     22,590                 15,845          79,689
                                                 -----------------------------------------------------

OPERATING EXPENSES
  Compensation
     Officers                                     430,392                340,896         914,745
     Other                                        319,071                 78,522         431,927
     Consulting                                 1,147,666                470,765       1,663,781
     Consulting - related party                   404,525                267,564         726,816
  General and administrative                      919,269                605,749       1,800,727
  Research and development                         28,160                 97,403         125,563
  Organizational expense - related party               -                      -           14,000
  Depreciation and amortization                   131,519                 36,185         172,047
                                                ------------------------------------------------------

     Total operating expenses                   3,380,602              1,897,084       5,849,606
                                                ------------------------------------------------------

Loss from operations                           (3,358,012)            (1,881,239)     (5,769,917)
                                                ------------------------------------------------------

OTHER INCOME (EXPENSE)
Interest expense                                  (64,599)               (64,387)       (128,986)
Interest income                                    43,961                 20,324          64,285
Write-off of receivable                                -                 (48,532)        (48,532)

                                                ------------------------------------------------------
     Total other income (expense)                 (20,638)               (92,595)       (113,233)
                                                ------------------------------------------------------

Net Loss                                      $(3,378,650)            $1,973,834)    $(5,883,150)
                                                ======================================================

Loss per common share                         $     (0.19)            $    (0.13)
                                                ======================================================

Number of weighted average common
 shares outstanding                             17,849,179            15,413,751
                                                ======================================================

     The accompanying notes are an integral part of the financial statements

                          IPVoice Communications, Inc.
                            (f/k/a IPVoice.com, Inc.)
                        (A Development Stage Enterprise)
          Consolidated Statements of Stockholders' Equity (Deficiency)

                                                                             Par Value             Additional
                                            Number of Shares         ---------------------
                                                                     Preferred      Common           Paid-in
                                       ---------------------------
                                       Preferred      Common           Stock         Stock           Capital
BEGINNING BALANCE
February 19, 1997 (Inception)                                    $                             $
                                       -          -                 -            $  -             -
2/97 - founder's serv. ($0.001/sh.)
                                       -          9,000,000         -               9,000         -
3/97 - cash ($0.01/sh.)
                                       -          1,400,000         -               1,400         12,600
Net loss
                                       -          -                 -               -             -
                                       --------------------------------------------------------------------------
BALANCE, 12/31/97
                                       -          10,400,000        -               10,400        12,600
3/19 - donated-rel. party $0.001/sh.)
                                       -          (9,000,000)       -               (9,000)       9,000
3/19 - acquisition ($0.001)
                                       -          9,000,000         -               9,000         (9,000)
3/20 - cash received
                                       -          -                 -               -             -
2nd qtr, - cash ($1.00/sh.)
                                       -          144,000           -               144           143,856
3rd qtr. - cash ($1.00/sh.)
                                       -          10,000            -               10            9,990
3rd qtr. - cash ($0.75/sh.)
                                       -          53,333            -               53            39,947
3rd qtr. - cash ($0.50/sh.)
                                       -          20,000            -               20            9,980
3rd qtr. - cash ($0.25/sh.)
                                       -          100,000           -               100           24,900
3rd qtr. - cash $0.10/sh.)
                                       -          627,000           -               627           62,073
3rd qtr. - services ($0.10/sh.)
                                       -          473,000           -               473           46,827
4th qtr. - cash ($0.15/sh.)
                                       -          396,666           -               397           59,103
4th qtr. - services ($0.15/sh.)
                                       -          275,000           -               275           40,975
4th qtr. - cash ($0.19/sh.)
                                       -          80,000            -               80            14,920
Net loss
                                       -          -                 -               -             -
                                       --------------------------------------------------------------------------
BALANCE, 12/31/98
                                       -          12,578,999        -               12,579        465,171
1st qtr. - cash ($0.22/sh.)
                                       -          687,499           -               687           149,313
1st qtr. - services ($0.87/sh.)
                                       -          493,760           -               494           429,070
2nd qtr. - cash received
                                       -          -                 -               -             -
2nd qtr. - cash ($4.00/sh.)
                                       1,150      -                 1               -             4,599
2nd qtr. - cash ($0.15/sh.)
                                       -          2,005,000         -               2,005         293,995
3rd qtr. - cash ($0.40/sh.)
                                       -          437,500           -               438           174,562
3rd qtr. - cash received
                                       -          -                 -               -             -
3rd qtr. - services ($1.00)
                                       -          10,000            -               10            9,990
4th qtr. - services ($0.21)
                                       -          210,000           -               210           43,540
Net loss
                                       -          -                 -               -             -
                                       --------------------------------------------------------------------------
BALANCE, 12/31/99
                                       1,150      16,422,758        1               16,423        1,570,240
1st qtr. - cash ($1.00/sh.)
                                       -          386,000           -               386           385,614
1st qtr.. - cash ($.99/sh.)
                                       -          75,000            -               75            73,988
1st qtr. - services/deposits
($2.92/sh.)                            -          250,000           -               250           730,528
1st qtr. - services  ($2.92/sh.)
                                       -          50,000            -               50            145,950
2nd qtr. - cash ($1.00/sh.)
                                       -          120,000           -               120           119,880
2nd qtr. -  cash ($.99/sh.)
                                       -          18,750            -               18            18,496
2nd qtr. - Conversion due to Tender
Offer                                  (950)      543,876           (1)             544           678,208
Issuance of Series B - cash
                                       2,500      -                 3               -             1,190,848
3rd qtr. -  issuance of shares for
warrant                                -          700,000           -               700           (700)
4th qtr. - services  ($0.91/sh.)
                                       -          300,000           -               300           272,700
Series B preferred stock dividend
                                       -          -                 -               -             833,333
Net loss
                                       -          -                 -               -             -
                                       --------------------------------------------------------------------------
BALANCE, 12/31/2000
                                       2,700      18,866,384    $   3            $  18,866      $ 6,019,085
                                       ==========================================================================

-Continued-

                                         Deficit
       Stock          Beneficial       Accumulated          Total
    Subscription      Conversion        During the      Stockholders'
                        Feature        Development          Equity
     Receivable        Discount           Stage          (Deficiency)

$  -            $   -              $ -               $ -

   -                -                -                 9,000

   (12,274)         -                -                 1,726

   -                -              (22,981)          (22,981)
------------------------------------------------------------------------

   (12,274)         -              (22,981)          (12,255)

   -                -                -                 -

   -                -                -                 -

   12,274           -                -                 12,274

   -                -                -                 144,000

   -                -                -                 10,000

   -                -                -                 40,000

   -                -                -                 10,000

   -                -                -                 25,000

   (62,700)         -                -                 -

   -                -                -                 47,300

   -                -                -                 59,500

   -                -                -                 41,250

   -                -                -                 15,000

   -                -                (507,685)         (507,685)
------------------------------------------------------------------------

   (62,700)         -                (530,666)         (115,616)

   -                -                -                 150,000

   -                -                -                 429,564

   60,000           -                -                 60,000

   -                -                -                 4,600

   -                -                -                 296,000

   -                -                -                 175,000

   2,700            -                -                 2,700

   -                -                -                 10,000

   -                -                -                 43,750

   -                -                (1,973,834)       (1,973,834)
------------------------------------------------------------------------

   -                -                (2,504,500)       (917,836)

   -                -                -                 386,000

   -                -                -                 74,063

   -                -                -                 730,778

   -                -                -                 146,000

   -                -                -                 120,000

   -                -                -                 18,514

   -                -                -                 678,751

   -                833,333          -                 2,024,184

   -                -                -                 -

   -                -                -                 273,000

   -                -                (947,396)         (114,063)

   -                -                (3,378,650)       (3,378,650)

------------------------------------------------------------------------
   -                833,333          (6,830,546)       40,741
========================================================================

     The accompanying notes are an integral part of the financial statements

                          IPVoice Communications, Inc.
                            (f/k/a IPVoice.com, Inc.)
                        (A Development Stage Enterprise)
                      Consolidated Statements of Cash Flows
                                                                                Year Ended December 31,
                                                                            -----------------------------
                                                                             2000                    1999
                                                                            -----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $ (3,378,650)        $ (1,973,834)
Adjustments to reconcile net loss to net cash used by
   Operating activities:
   Stock issued for services/deposits - related party                        730,778               34,064
   Stock issued for services - other                                         419,000              449,250
   Depreciation                                                              131,519               36,185
   Interest credited to certificate of deposit                                (1,563)                (205)
Changes in operating assets and liabilities:
   (Increase) decrease in inventory                                            7,586               (7,586)
   (Increase) decrease in accounts receivable                                105,955             (108,100)
   (Increase) decrease in prepaid expenses and deposits                      (77,051)             (16,865)
    Increase (decrease) in accounts payable - trade                          199,728              134,707
    Increase (decrease) in accounts payable - officers                       (11,964)             (16,865)
    Increase (decrease) in accounts payable - related party                      179               20,332
    Increase (decrease) in deferred revenue                                    2,679                7,821
    Increase (decrease) in accrued payroll taxes                              (1,005)             (34,725)
    Increase (decrease) in accrued interest                                   (7,690)              12,690
                                                                        --------------------------------------
Net cash used by operating activities                                     (1,880,499)          (1,463,131)
                                                                        --------------------------------------

CASH FLOWS FROM INVESTING  ACTIVITIES:
    Purchase of certificate of deposit                                       (25,000)             (25,000)
    Maturity of certificate of deposit                                        26,149                   -
    Purchase of property and equipment                                      (410,154)            (223,135)
    Purchase of intangibles                                                 (240,000)                  -
                                                                        --------------------------------------
Net cash used by investing activities                                       (649,005)            (248,135)
                                                                        --------------------------------------

CASH FLOWS FROM FINANCING  ACTIVITIES:
    Proceeds from notes payable                                                   -             1,145,400
    Common stock issued for cash                                             598,577              621,000
    Professional services in connection with Tender Offer                    (80,699)                  -
    Preferred stock issued for cash, net of expenses                       2,024,184                4,600
    Repayment of shareholder advances                                             -               (24,750)
    Proceeds from stock subscription receivable                                   -                62,700
                                                                        -------------------------------------
Net cash provided by financing activities                                  2,542,062            1,808,950
                                                                        -------------------------------------

Net increase (decrease) in cash                                               12,558               97,684

CASH, beginning of period                                                     98,592                  908
                                                                        -------------------------------------
                                                                                                                                                              -------------------------------------------------
CASH, end of period                                                    $     111,150           $   98,592
                                                                        =====================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid in cash                                              $      72,289           $   51,697
                                                                        =====================================

Non-Cash Financing Activities:
     Conversion of debt to common stock due to Tender Offer            $     759,450           $       -
                                                                        =====================================

     Series B preferred stock dividend                                 $     947,396           $       -
                                                                        =====================================

     Issuance of common stock for warrants                             $         700           $       -
                                                                        =====================================

     Stock subscription receivable                                     $          -            $       -
                                                                        =====================================

     Donated capital - related party                                   $          -            $       -
                                                                        =====================================

     Inventory transferred to property and equipment                   $          -            $  152,980
                                                                        =====================================

-Continued-

         Period from
      February 19, 1997
         (Inception)
           through
      December 31, 2000
     ---------------------

     $        (5,883,150)

                 862,392
                 868,250
                 172,047

                  (1,768)

                      -

                  (2,145)

                 (93,916)
                 526,252

                   5,439

                  41,075

                  10,500

                      -

                   5,000
     ---------------------
              (3,490,024)
     ---------------------

                 (50,000)

                  26,149
                (828,237)
                (240,000)
     ---------------------
              (1,092,088)
     ---------------------

               1,145,400
               1,524,803

                 (80,699)
               2,028,784

                      -

                  74,974
     ---------------------
               4,693,262
     ---------------------

                 111,150

                      -
     ---------------------

     $           111,150
     =====================

     $           123,986
     =====================

     $           759,450
     =====================

     $           947,396
     =====================

     $               700
     =====================

     $           (74,974)
     =====================

     $             9,000
     =====================

     $           152,980
     =====================

    The accompanying notes are an integral part of the financial statements

                          IPVoice Communications, Inc.
                            (f/k/a IPVoice.com, Inc.)
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Principles
       The Company IPVoice Communications, Inc., (the "Company"), is a Nevada
         chartered development stage corporation which conducts business from its headquarters in Scottsdale, Arizona. The Company was incorporated on February 19, 1997 as Nova Enterprises, Inc., and changed its name to
         IPVoice Communications, Inc. in March of 1998 and then to IPVoice.com,
         Inc. in May of 1999 then back to IPVoice Communications, Inc. in
         January of 2001. The Company is principally involved in the Internet telephone industry. The Company is in the development stage. Although the Company has received revenue, it is not yet considered material to its intended operations. The Company has received limited operating revenues and will continue to incur expenses during its development, possibly in excess of revenue.

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

         b) Significant acquisition In March 1998, IPVoice.com, Inc., a Nevada corporation, acquired 100% of the issued and outstanding shares of the common stock of IPVoice Communications, Inc., a Delaware corporation, in a reverse merger, which was accounted for as a reorganization of the
         Delaware Company. In January 2001, IPVoice.com, Inc. changed its name to IPVoice Communications, Inc.

         c) Principles of consolidation The consolidated financial statements include the accounts of IPVoice Communications, Inc. and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated.

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

         h) Intangibles. In the second quarter of 2000, the Company engaged a law firm for the preparation and filing of the required applications for rates and tariffs with the state regulatory authorities in 48 continental United States, Hawaii, the District of Columbia and the
         U.S. FCC at a total cost of $240,000, in accordance with APB 17. The
         Company intends to amortize this cost over a twelve-month period beginning with the initiation of operations, as these rates and tariffs are renewed on an annual basis.

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

(2)  Stockholders' Equity The Company has authorized 50,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had
         18,866,384 and 16,422,758 shares of common stock issued and outstanding at December 31, 2000 and 1999, respectively. The Company had 200 and
         1,150 shares of Series A preferred stock issued and outstanding at
         December 31, 2000 and 1999, respectively. The Company had 2,500 and 0 shares of Series B preferred stock issued and outstanding at December
         31, 2000 and 1999, respectively. In February 1997, the Company issued
         9,000,000 shares to its founder for services rendered to the Company valued at par value, or $9,000. In March 1997, the Company completed a
         Regulation D Rule 504 Placement for 1,400,000 shares in exchange for
         $14,000 cash.

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

         In October 2000, the Company entered into an agreement with Marie
         Peregrim to provide sales and marketing management consulting services throughout Europe, excluding the United Kingdom in exchange for 300,000 shares of common stock valued at $273,000.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $5,883,000, which expire beginning December 31, 2117. There may be certain limitations on the Company's ability to utilize the loss carry-forwards in the event of a change of control, should that occur.

         The amount recorded as a deferred tax asset, cumulative as of December
         31, 2000, is $2,353,000, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $2,353,000, as the Company has no history of profitable operations. The significant components of the net deferred tax asset as of December 31, 2000 are:

                             --------------------------------- --- -------------------
                             Net operating losses                          $2,353,000
                             --------------------------------- --- -------------------
                             --------------------------------- --- -------------------
                             Valuation allowance                          (2,353,000)
                             --------------------------------- --- -------------------
                             --------------------------------- --- -------------------
                             Net deferred tax asset                                $0
                             --------------------------------- --- ===================

(4) Related Parties At December 31, 2000, the Company owed an officer $5,439 for reimbursement of expenses paid on behalf of the Company. This amount is represented in Accounts Payable - Officer. At December 31, 2000, the
         Company owed two shareholders $41,075 for consulting services performed and reimbursement of expenses paid on behalf of the Company. This amount is represented in Accounts Payable - Related party. Total consulting fees incurred by two shareholders during the year ended
         December 31, 2000 amounted to $404,525. Consulting fees in the amount of $104,925 were paid to an officer during the year ended December 31,
         2000.

         At December 31, 1999, the Company owed two officers $17,403 for reimbursement of expenses paid on behalf of the Company. This amount is represented in Accounts Payable - Officer. At December 31, 1999, the
         Company owed two shareholders $40,896 for consulting services performed and reimbursement of expenses paid on behalf of the Company. This mount is represented in Accounts Payable - Related party. Total consulting fees incurred by a shareholder during the year ended
         December 31, 1999 amounted to $131,064. Consulting fees in the amount of $136,500 were paid to two officers during the year ended December
         31, 1999.

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

         During the course of the audit of the SatLink 3000, Inc. 1998 financial statements, certain information was disclosed to the Company. Based on this information, the Board of Directors elected, on October 29, 1999, to rescind the acquisition transaction ab initio. The Board also nullified the acquisition and employment agreements with the President and Chief Executive Officer of SatLink 3000, Inc. These transactions are being treated as if they never occurred, except for the assumption of an office space lease and the writeoff of a receivable of $48,532.

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

(8) Commitment and Contingencies

         a) Consulting agreements - related parties In December 1997, the
         Company entered into a consulting agreement with a previously unrelated company controlled by the present Chairman of the Board of Directors of the Company. This agreement, as amended, called for the payment of
         $5,000 per month for six years. This agreement was subsequently amended by verbal agreement, increasing the payment to $12,500 per month and in
         September 1999, reduced to $7,500 per month. The Company is obligated to pay a total of $150,000 in 2001 and $137,500 in 2002. In September
         2000, the Company entered into a consulting agreement with the former
         Senior Vice President and current Director. In 2000, the Company paid
         $30,000 under this agreement, which may be terminated at any time on thirty days notice.

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

         In October 2000, the Company entered into an agreement with Marie
         Peregrim to provide sales and marketing management consulting services throughout Europe, excluding the United Kingdom in exchange for 300,000 shares of common stock valued at $273,000.

         c) Leases In July 2000, the Company entered a three-year lease for new office space in Scottsdale, Arizona, which calls for a monthly payment of $11,950. Previously, the Company leased office space in Phoenix.
         That lease had expired on July 31, 2000. In November 1999, the Company entered into a one-year lease for an apartment for the Company's use.
         This lease was renewed for one year in November 2000 at a rate of $880 per month. The Company paid $110,000 and $37,000 for the years ended
         December 31, 2000 and 1999, respectively, for the rental of real property. The Company is obligated to pay $158,000 in year 2001 and
         $155,000 in year 2002 for the rental of real property.

         During 2000, the Company entered into several leases for office equipment and furniture. Lease payments amounted to $15,000 for the year ended December 31, 2000. The Company is obligated to the following payments: $37,000 in 2001; $37,000 in 2002; $33,000 in 2003; $17,000 in
         2004 and $10,000 in 2005 for office equipment and furniture.

         In January 2000, the Company entered into a three-year operating lease for the Company's "Gateway" equipment located in New York City and Los
         Angeles with a stockholder of the Company. This lease called for a fair market value purchase at lease end. The Company was obligated to the following payments: $36,800 in 2000; $40,000 in 2001; $40,000 in 2002 and $3,300 in 2003. In July 2000, the Company purchased the equipment at its fair market value from the lessor.

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

         e) Employment agreements In April 1998, the Company entered into three-year employment agreements with the President and the Senior Vice
         President. These agreements call for salaries in the amount of $150,000 per year for each of those officers. In September 1999, those officers voluntarily reduced their base salaries to $90,000 per year. The reduction agreements did not call for an accrual and payment of the difference. In September 2000, the Senior Vice President agreed to terminate the employment agreement. In November 1999, the Company entered into a two-year employment agreement with its Executive Vice
         President, (EVP), which calls for a minimum salary of $78,000 per year, but has voluntarily reduced to $70,000 per year and granted the EVP options for 50,000 shares of common stock, with an exercise price of
         $1.21. The Company is obligated to pay a total of $88,000 in 2001, under these employment agreements.

         f) Stock option plan In December 1999, the stockholders adopted an executive incentive plan the "Option Plan" or "2000 Executive Incentive
         Plan') under which 1,000,000 shares of common stock are reserved for grants under the Option Plan. The Option Plan took effect on January 1,
         2000 and terminates on December 31, 2005. Options granted under the
         Option Plan may qualify as "incentive stock options" as defined in
         Section 422 of the Internal Revenue Code of 1986, as amended, and become exercisable in accordance with the terms approved at the time of the grant. To be eligible, a grantee must be an employee, officer, director, or consultant of the Company. It is intended that all options be granted at fair market value on a particular date determined by the
         Compensation and Option Committee of the Board of Directors. As of
         December 31, 2000, options to purchase 305,000 shares at an exercise price of $1.21 per share have been granted to 8 employees and to a director.

(9) Going Concern  As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $5,883,150 since inception. At December 31, 2000, the Company reflects negative working capital of approximately $470,000. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.
         The ability of the company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing.
         The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The
         Company has retained the services of a registered broker/dealer and is in negotiations with investment groups to raise additional capital.

(10) Subsequent Event The Company has entered into a sale-leaseback agreement with Creative Capital Leasing Group ("Lessor") in February 2001. The
         Lessor purchased certain equipment from the Company at a price of
         $300,000; the book value of the assets is in excess of $300,000. The
         Company is required to make monthly payments commencing February 1,
         2001 in the amount of $11,288 for 66 months. The President of the
         Company has personally guaranteed the lease and has pledged personal assets as collateral. The Company expects to account for this transaction in accordance with SFAS 28 or SFAS 13, as applicable.

         On February 14, 2001, the Company's SB-2 was declared effective by the
         Securities and Exchange Commission ("SEC"). This SB-2 was filed primarily to register shares of common stock underlying the 2,500 shares of convertible Series B preferred stock and related dividends and warrants associated with the issuance.

         On February 20, 2001, the Company's Board of Directors adopted the 2001
         Stock Award Plan ('Plan') under which 2,256,000 shares of common stock are reserved. The Plan was effective upon adoption. Under the Plan, shares of common stock may be awarded to employees and consultants for services rendered. For purposes of the Plan, the shares of common stock were valued at $0.38 per share. A registration on Form S-8 was filed with the SEC on February 20, 2001 so that the shares of common stock, when awarded, will be freely marketable by the individual recipients.
         Our officers and directors are eligible to participate in the Plan. In consideration of their personal guarantees of several obligations of the Company, Mr. Howson and Ms. Will have each been awarded 500,000 shares of common stock under the Plan. The remaining shares have been awarded to four consultants for services, including 1,120,000 to Jeremy
         Feakins, a principal of International Investment Partners, Ltd.

(11) Subsequent Event-Payroll tax liability On April 2, 2001, the Company issued net payroll checks to its employees and did not remit the withheld taxes to either the US Internal Revenue Service nor to the State of
         Arizona. The Company has accrued this liability on the books. The
         Company's management and directors are aware of this situation and the breach of its internal control which allowed this to occur. Management and the directors are currently evaluating the actions necessary to correct this breach and ensure the integrity of the internal control.

Item 8.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

                  None

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers, Key Employees and Consultants

    The names and ages of our directors, executive officers, key employees and consultants are as follows:

Name                      Age     Positions

James K. Howson           58      Director, Chairman and Chief Executive Officer

Barbara Will              48      Director and President

Russell Watson            51      Director and Secretary

Harry R. Bowman           57      Executive Vice President

Michael Scott             29      Vice President, Sales and Marketing

Anthony Welch             32      Consultant

    Each of our directors is elected at the annual meeting of stockholders and serves until the next annual meeting and until his or her successor is elected and qualified, or until his or her earlier death, resignation or removal. No compensation is currently paid to directors for their service on the Board though the non-officer directors are reimbursed for travel and other direct expenses in attending meetings of the Board.

    James K. Howson has served as Chairman since June 1999 and as Chief
Executive Officer since September 1999. Mr. Howson is an entrepreneur and has been an investor for thirty years in small businesses and start-up companies in
Europe, Latin American and the United States. From 1991 to 1996, Mr. Howson was
an investor in and consultant to Mid-America Venture Capital Partners, Inc., a privately held company that provided seed capital to promising young businesses.
Mr. Howson was also an investor in Environmental Systems, Inc. located in
Lancaster, Pennsylvania. Mr. Howson attended Roan College in London, England in
1959.

    Barbara S. Will has served as a director, president and chief operating officer since March 1998. She also served as Chairman between March 1998 to June
1999. Ms. Will has over twenty years of experience in all areas of telecommunications, both domestic and international. Prior to joining us, from
1984 to 1997, Ms. Will was in a senior capacity with MCI. Her industry experience includes international and international private line; International
800; data; DSO, DSI, DSC, OC3; dedicated in and outbound; One-Plus; calling and debit cards; Operator Assistance; Internet; Enhanced Services; and Enhanced
Network. Ms. Will attended Colorado State University for two years.

    Russell Watson has served as a director since September 1999. Mr. Watson also has served as secretary since May 2000. Currently, Mr. Watson is the business manager for Behrwood Capital Service, Inc., an investment management company which he joined in 1998. Mr. Watson also has been the secretary for
Redstone Resources, Inc. since December 1999. He previously served as the vice president of Operations for Venison America, Inc., a meat processor and distributor during 1999. From 1994 to 1998, Mr. Watson was operations manager for Mid-Atlantic Snack, Inc., a snack food distributor. Mr. Watson owned and operated a snack food marketing business from 1993 to 1994. From 1974 to 1993,
Mr. Watson was CFO and operations manager for Weyerhauser Company, Hardwood
Division. Mr. Watson received a B.S. degree from Indiana University of
Pennsylvania in 1971.

    Harry R. Bowman has served as executive vice president since November 1999.
Mr. Bowman is an experienced telecommunications operations professional who was employed by AT&T from 1961 until 1995, when he retired. During his time with
AT&T, Mr. Bowman held various managerial positions, last serving as manager for
Creative Software, where he was responsible for sales, contracts, personnel and financials. Previously he had served as manager of Technical Services, Date
Center Operations and in other management positions. After spending four years in retirement, Mr. Bowman was provided with the opportunity to join us as our executive vice president, which he accepted. Mr. Bowman holds a BS Degree in
Accounting from St. Joseph's University, Philadelphia, Pennsylvania.

    Michael Scott currently serves as vice president, Sales and Marketing. Prior to joining us in April 2000, Mr. Scott has held multiple positions within the sales, marketing and technical support realm. He has worked with a variety of organizations from start-up firms such as ISOsafe, Inc., to Fortune 500 companies including Ortho Clinical Diagnostics, a Johnson & Johnson Company. Mr.
Scott received a BS in Mechanical Engineering from Clemson University in 1993, and is currently pursuing his MBA.

    Anthony K. Welch served as a director from March 1998 until December 2000 and was senior vice president from March 1998 to August 2000. He continues as a consultant to us. Mr. Welch is the original designer of the MultiCom, AuditRite, and TrueConnect platforms and has served as Special Consultant to various telecommunications organizations. From 1997 to 1998, Mr. Welch was involved in the our formation and the development of the MultiCom business management software. From 1991 to 1997, Mr. Welch served as Special Consultant and Project
Design Leader for such organizations as Nation's Bank CS Headquarters, Frito-Lay
Worldwide Headquarters, NEC America Mobile Radio/Cellular/Pager Division
Headquarters, and Southwestern Bell Mobile Cellular/Pager Systems Headquarters.
Much of Mr. Welch's work has been in the area of Artificial Intelligence. Mr.
Welch attended the University of Mississippi and, as a freshman, was admitted into the artificial intelligence Ph.D. Program.

    Brian Auchey, age 42, was appointed acting chief financial officer in July
2000 and was employed as chief financial officer in October 2000. He resigned on
April 5, 2001 to pursue other endeavors. Prior to joining us, Mr. Auchey had been vice president of Growth Capital Resources.com, LLC, or GCR, from May 2000 through September 2000 and was serving as our acting chief financial officer through an agreement with GCR. Prior to GCR, Mr. Auchey had been vice president of International Investment Partners, Ltd., a Delaware corporation, with offices in Lancaster, Pennsylvania, from December 1999 to May 2000. In that capacity, he provided financial and management consulting services for us and became familiar with our financial structure and condition. From 1998 to 1999, Mr. Auchey was a controller with Breuners Home Furnishings Corporation, a national furniture retailer. From 1988 to 1998, he worked in the Corporate Finance Department of
DENTSPLY International Inc., a worldwide manufacturer and distributor of dental and medical products. Mr. Auchey began his professional career with KPMG Peat
Marwick, LLP in 1980 and spent nine years working with SEC reporting clients in the manufacturing, retail and distribution, and financial services industries.
Mr. Auchey received a BS in Accounting from Bloomsburg University and has been a
Certified Public Accountant since 1982.

Family Relationships

         There are no family relationships between or among our directors and executive officers.

Compliance with Section 16 of the Securities Exchange Act of 1934

    We believe, based solely on review of the copies of reports filed by our officers, directors and beneficial owners of 10% or more of any class of equity securities, that such persons filed the required reports under Section 16(a).

Item 10.      Executive Compensation

    The following table sets forth certain information concerning compensation paid to or accrued for the benefit of the CEO, president, and senior vice president, the only executive officers whose total annual compensation has exceeded $100,000.

                           Summary Compensation Table
                               Annual Compensation

                                                                                 Long-Term Compensation
                                                                                  Awards             Payouts
                                                          Other Annual   Restricted   Securities
  Name and Principal         Year    Salary      Bonus    Compensation     Stock        Underlying      LTIP    All Other
  Position                                                     (1)        Award(s)     Options       Payouts   Compensation
  James K. Howson,           1998      0           0         $35,000         0            0             0           0
  Director, CEO, Chairman
                             1999      0           0       $106,500(2)       0            0             0           0
                             2000      0           0        $104,925         0            0             0           0

  Barbara Will, Director,    1998   $48,000        0            0            0            0             0           0
  President
                             1999   $106,956       0            0            0            0             0           0
                             2000   $105,000       0            0            0            0             0           0

  Anthony Welch, Director    1998   $48,000        0            0            0            0             0           0
  and Senior Vice
  President of Research
  and Development (3)
                             1999   $106,956       0            0            0            0             0           0
                             2000   $60,000        0         $30,000         0            0             0           0

(1)  Other compensation does not include certain health and life insurance benefits paid by us on behalf of our employees.
(2)  Mr. Howson was a consultant  prior to becoming the Chief  Executive Officer in June 1999 and continues to be paid under the consulting agreement we have with Condor which has a six year term ending in November 2003.
(3)  As of September 1, 2000, Mr. Welch was no long our employee, but continues to serve as a consultant to us. He also ceased to be a director as of
     December 12, 2000.

    No stock option grants were made and no stock appreciation rights were granted to any named executive officer for the fiscal year ended December 31,
2000.

    None of the executive officers owned any unexercised options as of December
31, 2000. No stock appreciation rights were exercised during such year or were outstanding at the end of that year.

    We have adopted a 2000 Executive Incentive Plan.  Both Mr. Bowman and Mr.
Auchey have been granted options to purchase 50,000 shares of common stock.  Mr.
Scott has been granted options to purchase 20,000 shares of common stock. These options will vest over a three-year period so long as the optionee remains employed by us. The exercise price of the options is $1.21 per share. Russell
Watson, a director, has been granted options to purchase 20,000 shares of common stock on the same basis. Additional options may be granted in the future under the 2000 Executive Incentive Plan.

Employment Agreements

    We have employment agreements with Barbara Will and Harry Bowman, who respectively act as our president and executive vice president.

    The agreement with Ms. Will is for a period ending January 1, 2003.  Her base salary is $150,000 per year and she is eligible for bonuses of up to 5 times her base salary upon achieving certain performance goals. No bonuses were paid in 1999, the first full year of the agreement. During a portion of 1999 and
2000, because of cash flow considerations, Ms. Will voluntarily reduced her base salary to a rate of $90,000 per year. She is also entitled to an automobile allowance and other benefits within the general benefit programs provided to all employees.

    After the initial term, the agreement renews automatically on a year-to-year basis unless we or she gives notice of termination at least 180 days prior to the next renewal date. Additionally, either of us may terminate without cause upon 60 days' written notice and for cause upon immediately effective written notice. If Ms. Will is terminated other than for cause, death or disability or if she terminates for good reason, she is entitled to a lump sum payment equal to (i) all unpaid salary and bonuses for any prior years, (ii) the remaining unpaid base salary for the year, (iii) the maximum potential bonuses for the current year, (iv) an extra bonus equal to 3 times her annual base salary, and
(v) any contributions that would have been made by us to any employee pension or profit sharing plans. Additionally, she would receive ongoing benefits for up to two years and outplacement assistance.

    The agreement with Mr. Bowman is for a term ending November 22, 2001.  It does not renew automatically. His minimum base salary is $78,000 per year but has been voluntarily reduced to $70,000. Mr. Bowman is a resident of
Pennsylvania but is required to spend at least 3 weeks each month at the corporate headquarters in Arizona. We provide travel expenses to Pennsylvania 12 times per year. He also receives an automobile allowance and a subsistence allowance while in Arizona. He participates in other benefit programs made available to all employees. Mr. Bowman is also a participant in the 2000
Executive Incentive Plan and has been awarded options to purchase 50,000 shares of common stock at an exercise price of $1.21 per share. The options vest over three years.

Stock Option Plan

    On December 9, 1999, our stockholders adopted the 2000 Executive Incentive
Plan, or the option plan, under which 1,000,000 shares of common stock are reserved. At the annual meeting on December 12, 2000, the stockholders ratified an increase in the number of authorized shares in the option plan to 2,000,000.
The option plan took effect on January 1, 2000 and terminates on December 31,
2005. Under the option plan, options can be granted to select employees, officers, executives, directors and consultant and advisors. It is intended that all options be granted at fair market value on a particular date determined by our Compensation and Option Committee which currently is made up of James
Howson, director and Chief Executive Officer and Russell Watson, director;
however, a lesser price may be set by this committee. The exercise period for the options is determined by the committee but cannot exceed six years. Pursuant to the terms of the approved option plan, the board of directors is authorized to alter, amend or modify the option plan under certain conditions. The board of directors approved a modified option plan on February 28, 2000 that maintains the key features of the approved plan as required. As of July 31, 2000, options to purchase 355,000 shares at an exercise price of $1.21 per share have been granted to 9 employees, including Mr. Bowman, Mr. Auchey, and Mr. Scott, and to
Mr. Watson, a director.

    Options granted under the option plan may qualify as incentive stock options, as defined in Section 422 of the Internal Revenue Code of 1986, as
amended, and become exercisable in accordance with the terms approved at the time of grant. Options may be granted to any employee, including employees who are also officers or directors, selected by the board of directors in its discretion.

Stock Award Plan

    On February 20, 2001, our board of directors adopted the 2001 Stock Award
Plan under which 2,256,000 shares of common stock are reserved. The stock award plan was effective upon its adoption. Under the stock award plan, shares of common stock may be awarded to employees and consultants for services rendered, other than services related to capital raising activities. For purposes of the stock award plan, our shares of common stock were valued at $0.38 per share. A registration on Form S-8 was filed with the SEC on February 20, 2001 so that the shares of common stock, when awarded, will be freely marketable by the individual recipients. Our officers and directors are eligible to participate in the plan. In consideration of their personal guarantees of several of our leases, Mr. Howson and Ms. Will have each been awarded 500,000 shares of common stock under the plan. The remaining shares have been awarded to 4 consultants for services, including 1,120,000 shares to Jeremy Feakins, a principal of IIP.

    The stock award plan is not subject to Section 401 of the Internal Revenue
Code nor is the plan subject to any of the provisions of the Employment
Retirement Income Act of 1974.

Compensation of Directors

         We have no arrangements for compensating our directors for attendance at meetings of the board of directors.  We do reimburse their necessary travel expenses in connection with those meetings.

Item 11. Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2000, by (i) each person who is known to own beneficially more than 5% of the outstanding shares common stock,
(ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group. The information is determined in accordance with
Rule 13d-3 under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the SEC. Under this rule, a person is deemed to own beneficially the number of shares issuable upon exercise of options, warrants or convertible securities it holds that are exercisable within 60 days. Each beneficial owner's percentage ownership is determined by assuming that convertible securities, options or warrants that are held by such person, but not those held by any other person, and which are exercisable within 60 days have been exercised.

                                                              SHARES         PERCENTAGE OF CLASS
 NAME AND ADDRESS OF                                        BENEFICIALLY        BENEFICIALLY
 BENEFICIAL OWNER(1)                   TITLE OF CLASS          OWNED              OWNED(2)

Barbara S. Will                           Common             3,000,000             16.16%

Condor Worldwide, Ltd.                    Common             3,000,000(3)          16.16%

Anthony K. Welch                          Common             2,706,523             14.58%

International Investment Partners,        Common             1,486,000              8.00%
Ltd.

Officers and Directors as a group         Common             6,000,000             32.32%

(1) Such persons have sole voting and investment power with respect to all shares of common stock shown as being beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to this table. The address of all stockholders, other than
    International Investment Partners, Ltd., is c/o IPVoice Communications,
    Inc., 7585 East Redfield Road, Suite 202, Scottsdale, Arizona 85260. The
    address of International Investment Partners, Ltd. is 428 Bay Street,
    Nassau, Bahamas.

(2) Assumes no exercise of certain outstanding warrants and options held by others, rights held by employees to acquire up to an aggregate of 355,000 shares and the issuance of approximately 14,751,455 shares upon the exercise by the holders of Series B Preferred Stock of the warrants and other rights to acquire shares of common stock.

(3) These shares are owned of record by Condor Worldwide, Ltd. of which Mr.
    James K. Howson is principal owner.

Item 12. Certain Relationships and Related Transactions

    In November 1997, prior to its acquisition by us, the subsidiary entered into a consulting agreement with Condor Worldwide, Inc., in which Condor agreed to provide certain sales, marketing and public relations services in exchange for 600,000 shares of our subsidiary's common stock to be issued upon listing of the subsidiary's stock on the OTC Bulletin Board. These shares were never issued and the agreement was amended in July 1998 deleting the issuance of the shares.
The consulting agreement was modified in March 2000 to disclaim all interest in the shares. The term of the Agreement was for a period of six years and is still in effect. James K. Howson, our Chairman and CEO, serves as the Chairman and CEO of Condor and he is the beneficial owner of Condor. The contract initially provided for a cash fee of $150,000 per year. Effective September 1999, Condor agreed to reduce its consulting fees to the rate of $90,000 per year.

    In October 1998, we executed a consulting agreement with International
Investment Partners, Ltd., an Irish corporation, or IIP Ireland. IIP Ireland owns approximately 8.00% of our outstanding common stock and is a selling stockholder. The consulting agreement memorializes an oral agreement made in
March 1998, to provide financial, consulting and advisory services over a three-year period in exchange for the issuance of 350,000 shares of common stock at an agreed value of $35,000, the grant of warrants to purchase an additional
1,600,000 shares of the common stock exercisable without time limitation at an exercise price of $0.06 per share, the grant of warrants to purchase an additional 350,000 shares of common stock exercisable without time limitation at an exercise price of $3.90 per share and, in consideration of $100 cash, the grant of warrants to purchase up to 5% of our common stock on a fully-diluted basis at a price of $1.00 per share. In addition, the agreement required us to pay a monthly fee of $4,000 from September 1998 through March 1999, $6,000 from
April 1999 through March 2000 and $8,000 from April through the end of the agreement.

    In January 1999, IIP Ireland received 93,760 shares of common stock in lieu of payment for $14,064 in services under the consulting agreement. IIP Ireland exercised its warrant to purchase 1,600,000 shares in April 1999 at an exercise price of $96,000. As to the warrant to purchase up to 5% of our common stock, in
January through April 14, 2000, IIP Ireland purchased 506,000 shares of common stock at an exercise price of $506,000. IIP Ireland retained the right to purchase additional shares until the full 5% on a fully-diluted basis had been acquired. Effective May 31, 2000, we and IIP Ireland agreed to terminate the consulting agreement under terms which excused IIP Ireland from providing any further services and discontinued our obligation to make the monthly payments for such services. In addition, IIP Ireland agreed to exchange both outstanding warrants and terminate the agreement for 700,000 shares of common stock.

    In February 1999, we entered into an agreement with IIP Delaware. We granted
IIP Delaware the non-exclusive right to market, advertise and sell our domestic and international calling services. Brian Auchey, our chief financial officer, was vice president of IIP Delaware until May 2000 when he joined Growth Capital
Resources.com, LLC of Lancaster, Pennsylvania. The agreement was terminated.

    On April 7, 1999, we entered into a share exchange agreement with Satlink
3000, doing business as Independent Network Services. We exchanged 250,000 shares of our Redeemable Convertible preferred stock valued at $500,000 for all of the outstanding capital stock of INS. The Redeemable Convertible preferred stock contained 1 for 1 conversion rights after one year and was redeemable at
$2.00 per share. The president of INS, Peter M. Stazzone, remained as the president of INS. At the time of the exchange Mr. Stazzone became our Secretary,
Treasurer and Chief Financial Officer under an employment agreement. Also at the time of the exchange, Mr. Stazzone received 50,000 shares of the Redeemable
Convertible preferred stock. Pursuant to an employment agreement, Mr. Stazzone received 200,000 shares of common stock, a bonus of 100,000 shares of common stock deemed earned on the date of the share exchange agreement, but to be delivered on the earlier of (i) the first anniversary date of his employment, or
(ii) Mr. Stazzone's termination, and options to purchase an additional 200,000 shares of common stock exercisable for a period of three years at an exercise price of $1.00 per share.

    In connection with the exchange, INS and Mr. Stazzone represented that INS had acquired certain assets, including the rights to the INS name, from the
Bankruptcy Court in the Chapter 11 filing of Telsave. Mr. Stazzone had been the
Chief Financial Officer of Telsave at the time the bankruptcy was filed and the
Bankruptcy Court was provided with disclosure of his involvement with INS prior to the Court's approval of the sale of certain Telsave assets to INS. At the time of the acquisition of INS, we believed that it was acquiring the rights to the "10-10-460" CIC Code. The purchase price was based in part upon an appraisal of the value of the CIC Code which is loaded in approximately 60% of the domestic market. However, during the course of our audit for 1999, it was discovered that clear title may not have passed to INS and subsequently to us.
Therefore, our Board determined that, in the event clear title had not passed to us, it would be in our best interest to rescind the transaction. We sought a legal opinion on the status of such title and were advised that there was no clear link between the ownership of the CIC Code and INS. Therefore the Board voted to rescind the transaction, to rescind the Redeemable preferred stock, common stock and warrant issuances made under the acquisition and the employment agreement and to terminate Mr. Stazzone's employment. The matter is now the subject of litigation between us and INS and Mr. Stazzone.

    On December 9, 1999, the stockholders adopted its 2000 Executive Incentive
Plan under which 1,000,000 shares of common stock are reserved for grants under the plan. The plan took effect on January 1, 2000 and terminates on December 31,
2005. Under the plan, options can be granted to select employees, officers, executives, directors and consultants and advisors. It is intended that options will generally be exercisable at fair market value determined at issuance by the
Compensation and Option Committee which is made up of James Howson, director and
Chief Executive Officer, and Russell Watson, director. However, a lesser price may be set by this committee. The exercise period for the options is determined by the committee but cannot exceed six years. Pursuant to the terms of the approved plan, the board of directors is authorized to alter, amend or modify the plan under certain conditions. The board of directors approved a modified plan on February 28, 2000 that maintains the key features of the approved plan as required, and has now granted options for 355,000 shares to 9 employees, including Mr. Bowman, Mr. Auchey, and Mr. Scott, and to one director, Mr.
Watson.

    During the year ended December 31, 1999, consulting fees paid to IIP amounted to $131,000.  Total consulting fees paid to Condor were $106,500.

    In January 2000, we entered into a three year equipment lease with IIP
Delaware. IIP Delaware purchased three gateways from Telic.net for installation in New York and Los Angeles. We paid IIP Delaware $120,000 to purchase the gateways and terminate this agreement. Brian Auchey, our chief financial officer, was vice president of IIP Delaware.

    On May 5, 2000, Barbara S. Will, Anthony K. Welch and James K. Howson, in
their individual capacities, and IPVoice Communications, Inc. and Condor
Worldwide Ltd., assigned to us all of the intellectual property in MultiCom
Business Management Software, a telecommunications software program, which uses an Internet interface with the public telephone system and provides real time billing, administration and control of the long distance telephone calls, including any and all modifications and future improvements. Barbara S. Will,
Anthony K. Welch, and James K. Howson constituted three of the four members of our Board of Directors. James K. Howson is the Chairman and CEO of Condor.

    On June 1, 2000, we entered into a financial and business management consulting agreement with GCR. GCR was compensated on an hourly basis, plus out-of-pocket expenses, for time spent by its staff in providing services to us.
We designated Brian Auchey, a vice president of GCR, as our acting chief financial officer. He devoted such time to our affairs as was deemed commensurate with that responsibility. GCR was paid $175 per hour, subject to certain adjustments, for Mr. Auchey's services.

    On August 2, 2000, we entered into a TruePartner Master Distributor
Agreement and TruePartner Master Agent Marketing Agreement with GCR. Under these agreements, GCR is granted nonexclusive rights to market and sell the IPVoice equipment and services and is paid percentage of sales of equipment and services. Brian Auchey, our chief financial officer, was a vice president of GCR until October 2000.

    On September 1, 2000, we entered into a research development and technical consulting contract with Anthony Welch. Under this agreement, Mr. Welch will provide programming, training, development and technical consulting services for
$7,500 per month. The term is indefinite but may be terminated by either party with thirty days notice. Prior to September 2000, Mr. Welch was our employee.
That employment agreement was terminated.

    During the year ended  December 31, 2000, we paid consulting fees of
$375,525 were paid to or accrued for the benefit of IIP. Consulting fees of
$104,925 were paid to Condor, of which James Howson is a principal.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

         (a)      Financial Statements.  The following documents are filed as part of this report:

                  Independent Auditor's Report

                  Financial Statements:

                  Consolidated Balance Sheets at December 31, 2000 and 1999

                  Consolidated Statements of Operations for the years ended
                  December 31, 2000, 1999 and for the period from February 19,
                  1997 through December 31, 2000

                  Consolidated Statements of Stockholders' Equity (Deficiency)
                  for the years ended December 31, 2000, 1999 and 1998 and for the period from February 19, 1997 through December 31, 1997

                  Consolidated Statements of Cash Flows for the years ended
                  December 31, 2000 and 1999 and for the period from February
                  19, 1997 through December 31, 2000

                  Notes to Consolidated Financial Statements

         (b)      Exhibits

--------------- ----- -----------------------------------------------------------------------------------------------
Item No.              Description
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
3.(i).1         [1]   Articles of Incorporation of Nova Enterprises, Inc. filed February 19, 1997
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
3.(i).2         [1]   Certificate of Amendment of Articles of Incorporation changing name to IPVoice
                      Communications, Inc. filed March 24, 1998.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
3.(i).3         [1]   Certificate of Amendment of Articles of Incorporation changing name to IPVC.com, Inc.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
3.(i).4         [1]   Certificate of Amendment of Articles of Incorporation changing name to IPVoice.com, Inc.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
3.(i).5         [4]   Certificate of Correction completing the description of the Senior Convertible Preferred
                      Shares listed in the Amendment to the Articles of Incorporation filed on April 19, 1999
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
3.(i).6         [4]   Certificate of Amendment of the Articles of Incorporation designating the preferences, limitations and relative rights of Series B Preferred Stock
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
3.(i).7         [9]   Certificate of Amendment of Articles of Incorporation changing name to IPVoice
                      Communications, Inc.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
3.(i).8         [9]   Certificate of Amendment of the Articles of Incorporation designating the preferences, limitations and relative rights of Series C Preferred Stock
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
3.(ii).1        [1]   Bylaws of Nova Enterprises, Inc.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
4.1             [1]   Form of Private Placement Offering of 1,600,000 common shares at $0.01 per share.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
4.2             [1]   Form of Private Placement Offering of 992,500 common shares at $1.00 per share.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
4.3             [1]   Form of Private Placement Offering of 100,000 common shares at $0.50 per share.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
4.4             [1]   Form of Private Placement Offering of 1,000,000 common shares at $0.15 per share.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
4.5             [1]   Form of Private Placement Offering of 1,250,000 common shares at $0.40 per share.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
4.6             [1]   Form of Private Placement Offering of 104 Units at $25,000.00 per unit.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
4.7             [1]   Form of Promissory Note for Private Placement Offering of 104 Units at $25,000 per unit.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
4.8             [1]   Form of Warrant for Private Placement Offering of 104 Units at $25,000 per unit.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.1            [1]   Agreement dated March 1998 with Nova Enterprises, Inc.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.2            [1]   Agreement dated April 1999 with Independent Network Services.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.3            [1]   Agreement dated February 1998 with Natural MicroSystems Corporation.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.4            [1]   Agreement dated June 1999 with ICG Telecom Group, Inc.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.5            [1]   Agreement dated August 1999 with RSL Com U.S.A., Inc.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.6            [1]   Agreement dated July 1999 with Star Telecommunications, Inc.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.7            [1]   Agreement dated August 1999 with ILD Communications, Inc.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.8            [1]   Agreement dated June 1999 with Level 3 Communications LLC.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.9            [1]   Agreement dated August, 1999 with Worldcom Technologies, Inc.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.10           [1]   Agreement dated March 1999 with Teleco Service International, Inc.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.11           [1]   Agreement dated March 1999 with Billion Telecommunication Services, Ltd.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.12           [1]   Agreement dated May 1999 with Firstnet Telephony Ltd.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.13           [1]   Agreement dated July 1999 with MetroPlus Communication Technology, Inc.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.14           [1]   Agreement dated February 1999 with BlueGrass Net.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.15           [1]   Agreement dated July 1998 with The Armstrong International Group, Inc.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.16           [1]   Agreement dated February 1999 with International Investment Partners, Ltd.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.17           [1]   Agreement dated March 1999 with Kenneth M. Brown
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.18           [1]   Agreement dated April 1999 with Netgenie.com LLC
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.19           [1]   Agreement dated April 1999 with Benae International Inc.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.20           [1]   Consulting Agreement dated November 1997 with Condor Worldwide, Ltd.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.21           [1]   Consulting Agreement dated July 1998 with Calpe, Ltd.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.22           [1]   Consulting Agreement dated July 1998 with The Investor Communications Group, Inc.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.23           [1]   Consulting Agreement dated July 1998 with Corporate Imaging.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.24           [1]   Consulting Agreement dated September 1998 with First Capital Partners, Inc.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.25           [1]   Consulting Agreement dated October 1998 with International Investment Partners, Ltd.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.26           [1]   Consulting Agreement dated October 1998 with Insidestock.com, Inc.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.27           [1]   Consulting Agreement dated March 1999 with Buying Power Network.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.28           [1]   Employment Agreement dated April 1998 with Barbara S. Will.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.29           [1]   Employment Agreement dated April 1998 with Anthony K. Welch.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.30           [1]   Employment Agreement dated April 1999 with Peter M. Stazzone.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.31           [1]   Lease effective August 1, 1999 for Phoenix offices
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.32           [1]   Employment Agreement dated November 10, 1999 with Harry R.  Bowman
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.33           [2]   Memorandum of Understanding between the Company and Telic.net dated
                      November 17, 1999
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.34           [2]   Executive Incentive Stock Awards Plan adopted by Shareholders on December 9, 1999
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.35           [3]   Engagement Letter dated November 24, 1999 with McGinn, Smith & Co., Inc.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.36           [3]   Engagement Letter dated February 16, 2000 with Delano Group Securities
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.37           [3]   UUNET Agreement dated December 15, 1999
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.38           [3]   Equipment Lease dated January 20, 2000 with International Investment Partners
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.39           [3]   Professional Service Agreement dated October 8, 1999 with Natural Microsystems Corp.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.40           [3]   Apartment Rental Agreement effective November 1, 1999
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.41           [3]   Telephone Equipment Lease/Purchase Agreements dated December 10, 1999
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.42           [3]   Amended 2000 Stock Plan
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.43           [4]   Agreement dated March 30, 2000 with Condor Worldwide, Ltd.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.44           [4]   Promissory Note dated May 5, 2000 and Pledge and Security Agreement
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.45           [4]   Agreement dated May 5, 2000 with Condor Worldwide, Ltd., James K. Howson, Anthony Welch,
                      Barbara Will and IPVoice.com
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.46           [5]   Augustine Fund, L.P. - Securities Purchase Agreement including all exhibits
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.47           [5]   The Shaar Fund, Ltd. - Securities Purchase Agreement including all exhibits
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.48           [6]   Employment Agreement dated April 2000 with J. Michael Scott
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.49           [6]   Service Agreement dated May 15, 2000 with Telic Communications, Inc.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.50           [6]   Financial and Business Management Consulting Agreement dated June 1, 2000 with Growth Capital
                      Resources.com, LLC
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.51           [6]   Collocation Agreement dated June 23, 2000 with Intermedia Communications Inc.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.52           [6]   Service Agreement dated June 29, 2000 with Telecom Compliance Services, Inc.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.53           [7]   Office Lease Agreement dated July 10, 2000 with Cornwell Corporation
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.54           [7]   Support Agreement dated July 28, 2000 with Sepesi, Inc.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.55           [9]   Traffic Carriage Agreement dated October 16, 2000 with Telic Communications, Inc. -
                      Requesting confidential treatment for certain provisions
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.56           [8]   Sales, Marketing and Business Management Consulting Contract dated October 1, 2000 with Marie
                      Peregrim.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.57           [9]   Service Agreement dated November 1, 2000 with Blueshift Telecom, Inc. - Requesting confidential treatment for certain provisions
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
10.58           [9]   Traffic Carriage Agreement dated October 31, 2000 with DialVoIP Technologies 2000- Requesting confidential treatment for certain provisions
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
23.1            *     Consent of Durland & Company, CPAs, P.A.
--------------- ----- -----------------------------------------------------------------------------------------------
--------------- ----- -----------------------------------------------------------------------------------------------
99.1            [5]   Press Release issued by the Registrant on May 24, 2000 entitled "IPVoice.com, Inc. Finalizes
                      $2.5 Million Funding Led by Augustine and Schaar Funds"
--------------- ----- -----------------------------------------------------------------------------------------------

[1]      Previously filed with the Company's Form 10SB filed November 3, 1999

[2]      Previously filed with the Company's Form 10-QSB for the Quarter ended
         September 30, 1999

[3]      Previously filed with the Company's Form 10-KSB/A for the fiscal year ended December 31, 1999

[4]      Previously filed with the Company's Form 10-QSB for the Quarter ended
         March 31, 2000

[5]      Previously filed with the Company's Form 8K filed June 16, 2000

[6]      Previously filed with the Company's Form 10-QSB for the Quarter ended
         June 30, 2000

[7]      Previously filed with the Company's Form SB-2 filed August 21, 2000

[8]      Previously filed with the Company's Amendment No. 1 to Form SB-2 filed
         November 14, 2000

[9]      Previously filed with the Company's Amendment No. 2 to Form SB-2 filed
         February 12, 2001.

(*  Filed herewith)

         (c)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            IPVoice Communications, Inc.
                                            (Registrant)

Date:  April 13, 2001                       By: /s/ Barbara S. Will
                                                       Barbara S. Will, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                     Title                                       Date

/s/ James K. Howson        Chief Executive Officer and Director                 April 13, 2001
    James K. Howson        (principal executive officer)

/s/ Barbara S. Will        President and Director                               April 13, 2001
    Barbara S. Will       (principal financial and accounting officer)

/s/ Russell Watson         Director                                             April 13, 2001
    Russell Watson