Form 10QSB
period 2001-03-30
IPVOICE COMMUNICATIONS INC
filed 2001-05-14
CIK 1092083

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001

                          Commission file no. 0-27917

                          IPVoice Communications, Inc.
                 (Name of small business issuer in its charter)

                  Nevada                             65-0729900
        (State or other Jurisdiction               (I.R.S. Employer
     of Incorporation or organization)             Identification No.)

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

                  Yes  X       No

         As of March 31, 2001, there are 21,220,601 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1.   Financial Statements.

The Consolidated Financial Statements of IPVoice.com, Inc. for the period ending
March 31, 2001 and 2000 are unaudited and are attached and incorporated by this reference as Item 1.

Item 2.  Management's Discussion and Analysis of Results of Operations and Plan
         of Operations.

This analysis should be read in conjunction with the consolidated financial statements, the notes thereto, included in this Form 10-QSB and the financial statements and notes thereto included in IPVoice.com, Inc.'s December 31, 2000
Annual Report on Form 10-KSB.

All non-historical information contained in this Form 10-QSB is a forward-
looking statement. The forward looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.

Discussion and Analysis

IPVoice Communications, Inc. ("IPVC"), as the parent company, and IPVoice
Communications, Inc. ("IPVCDE"), as a wholly-owned subsidiary, are collectively referred to herein as "the Company". IPVCDE was incorporated in Delaware in
December of 1997. In March 1998, IPVCDE entered into a reorganization agreement with Nova Enterprises, Inc., which was incorporated February 1997 in the State of Nevada ("Nova"). Under the reorganization agreement, the shareholders of
IPVCDE exchanged all of the outstanding common shares of IPVCDE for 9,000,000 shares of Nova. IPVCDE became a wholly-owned subsidiary of Nova. Nova changed its name to "IPVoice.com, Inc." in May 1999 and to IPVoice Communications, Inc.
in January 2001. The reorganization agreement was accounted for as a reorganization of IPVCDE.

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

Results of Operations

Comparison of Three Months Ended March 31, 2001 and 2000

Overview

The Company is in the development stage. From its inception, the Company has incurred losses from operations. As of March 31, 2001, the Company had cumulative net losses totaling $7,145,000. We have only recently commenced operations of the IPVoice System and have not begun generating any significant revenues, yet. We expect to continue to generate losses until our revenues increase.

Revenues

Revenues for the three months ended March 31, 2001 and 2000 were $77,000 and
$97,000, respectively. Prior to the third quarter of 2000,the Company engaged in the wholesale of prepaid calling cards. Beginning in the third quarter, the
Company started to receive revenues from the sale of its products. As a result, gross profit for the quarter ended March 31, 2001 increased to over $24,000 as compared to $3,100 for the first quarter of fiscal 2000.

Operating Expenses

Operating expenses for the three months ended March 31, 2001 were $1,284,000 compared to $739,000 for the first quarter of fiscal 2000. The net loss was
$1,262,000 and $761,000 for the three months ended March 31, 2001 and 2000, respectively.

Operating expenses for the three months ended March 31, 2001 increased by about
$545,000 versus the comparable period in 2000 primarily because certain officers of the Company received stock awards valued at approximately $400,000 in consideration for agreeing to give personal guarantees to secure several obligations of the Company. The net loss for the first quarter of 2001 increased by $501,000 as compared to the first quarter of 2000 mainly due to increases in operating expenses for the current period.

Financial Condition, Liquidity and Capital Resources

At March 31, 2001, the Company had cash of $47,000 compared to $111,000 at
December 31, 2000. The Company is in the process of trying to secure additional funding from several sources to continue to sustain its operations.

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

In July of 2000, the Company and a previously unrelated third party agreed to terminate the consulting agreement, including the outstanding warrants, in exchange for 700,000 shares of common stock.

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

Plan of Operations

Management is currently restructuring its operations in line with actual sales levels and available working capital. Management expects to raise funding which will allow it to move forward with its plan to reach cash profitability within the next year. Within this timeframe, management will need to secure additional funding to maintain its position in the market and to allow it to make several strategic alliances or acquisitions currently under discussion.

The Company does not plan to make material investments into its products, sales and marketing research and development at this time. The Company anticipates increasing its number of employees over the next 12 months to include clerical and other administrative services, sales and technical personnel provided actual sales levels supports this expense.

The historical background and general description of business is more particularly set out in the last filed 10-KSB Report for the Company, which was filed on April 16, 2001 as of December 31, 2000. A copy of this filing or other filings to date under the Securities Act of 1934 by the Company will be made available by the Company to any shareholder requesting the same, or to other interested parties. All filed documents of the Company may further be retrieved
"on line" through the Internet at the SEC homepage at: http://www.sec.gov.

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

During the course of the audit of the SatLink 3000, Inc. 1998 financial statements, certain information was disclosed to the Company. Based on this information, the Board of Directors elected, on October 29, 1999, to rescind the acquisition transaction ab initio. The Board also nullified the acquisition and employment agreements with the President and Chief Executive Officer of SatLink
3000, Inc. These transactions are being treated as if they never occurred, except for the assumption of an office space lease and the write-off of a receivable of $48,532.

In December 1999, SatLink filed a lawsuit alleging breach of contract as a result of the rescission of the acquisition in October 1999. This suit was dismissed for lack of prosecution on March 13, 2001. Satlink filed a new lawsuit on March 29, 2001 [Satlink 3000, Inc. et al v. IPVoice.com, Inc., et al,
Maricopa County Superior Court, CV2001-005262] which alleges the essentially the same claims and names several of the present and former officers, directors, shareholders and professional advisors in addition to the Company. The Company has not yet responded to the new complaint but intends to vigorously defend the case. In December 1999, the former CFO of the Company filed a lawsuit alleging breach of contract as a result of the rescission of the employment agreement in
October 1999. [Peter Stazzone v. IPVoice.com, Inc, et al, Maricopa County
Superior Court, CV99-22828.] He also has named several present and former officers, directors and professional advisors as defendants. The Company has filed a motion to dismiss Mr. Stazzone's claim and for other alternative relief.
That motion has not yet been heard by the court.

On April 25, 2000, Michael McKim filed a lawsuit against the Company alleging breach of employment contract and fraud. [Michael McKim v. IPVoice
Communications, Inc., a/k/a IPVoice.com, Inc., United States District Court,
Western District of Kentucky, at Louisville, 3:00CV-229-H] The Company formerly employed Mr. McKim as Vice President of Research and Development. In addition, for a period of time, he was a member of the Company's Board of Directors. As a part of his compensation, Mr. McKim was to receive 300,000 shares of common stock, followed by an additional 750,000 shares of common stock over a three-
year period, subject to various limitations.

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

Item 2.  Changes in Securities and Use of Proceeds.

         (a)  On January 29, 2001, the Company's Board of Directors adopted a Certificate of Designation  creating Series C Convertible
              Preferred Stock and authorizing up to 10,000,000 shares of such
              Series C Convertible Preferred Stock. No shares of Series C
              Convertible Preferred Stock have been issued. The Certificate of
              Designation was filed as Exhibit 3.(i).8 to the Registration on
              Form SB-2 which became effective on February 14, 2001.

         (b)  None.

         (c)  No equity securities were sold during the quarter that were not registered under the Securities Act.

         (d)  A Registration Statement on Form SB-2 became effective on February
              14, 2001 for the purpose of registering  shares held by existing shareholders or to be acquired by the holders of warrants and convertible preferred stock. No proceeds have been received by the Company from the registration of those shares.

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a)-(c)  Pursuant to the provisions of Nevada law, an amendment to the
                  Articles of Incorporation of the Company was adopted by
                  written consent of the holders of a majority of the issued and outstanding Common Stock of the Company on January 29, 2001 for the purpose of changing the name of the Company from
                  IPVoice.com, Inc. to IPVoice Communications, Inc. Notice of
                  the action by written consent was provided to all holders of
                  Common Stock as required by Nevada law.

Item 6.  Exhibits.

(a)      Exhibits, as described in the following index of exhibits, are filed herewith or incorporated herein by reference, as follows:

Exhibit No.                         Description

3.(i).7         [1]   Certificate of Amendment of Articles of  Incorporation
                      changing name to IPVoice  Communications, Inc.
3.(i).8         [1]   Certificate of Designation designating the preferences,
                      limitations and relative rights of Series C Convertible
                      Preferred Stock
27.1             *    Financial Data Sheet

*        Filed herewith

[1]      Previously filed with the Company's Registration Statement on Form
         SB-2, effective February 14, 2001.

         (b)      No Reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date May 14, 2001              IPVoice.com, Inc. (Registrant)

                               /s/ Barbara S. Will
                                   Barbara S. Will
                                   Director, President and Chief Operating Officer

                              /s/ James Howson
                                  James Howson
                                  Chairman, Chief Executive Officer

                              /s/ Dennis A. Surovcik
                                  Dennis A. Surovcik
                                  Acting Chief Financial Officer

                          IPVoice Communications, Inc.
                            (f/k/a IPVoice.com, Inc.)

                          IPVoice Communications, Inc.
                            (f/k/a IPVoice.com, Inc.)
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheets

                                                            March 31, 2001      December 31, 2000
                                                            -----------------  ---------------------
                                       ASSETS                 Unaudited

CURRENT ASSETS
    Cash                                                   $      46,563         $    111,150
    Certificates of deposit - restricted                              -                25,619
    Accounts receivable                                           13,964                2,145
    Inventory                                                         -                    -
    Prepaid expenses and deposits                                 67,886               93,916
                                                            -----------------  --------------------
       Total current assets                                      128,413              232,830
                                                            -----------------  ---------------------

FIXED ASSETS
    Computer equipment                                           730,043              730,043
    Office equipment                                              50,454               50,454
    Furniture & fixtures                                          47,740               47,740

                                                            -----------------  ---------------------
       Property & equipment, at cost                             828,237              828,237
       Less accumulated depreciation                            (200,322)            (172,047)
                                                            -----------------  --------------------
       Property & equipment, net                                 627,915              656,190
                                                            -----------------  ---------------------

INTANGIBLE ASSETS                                                254,509              240,000
                                                            -----------------  ---------------------

Total Assets                                                $  1,010,837        $   1,129,020
                                                            =================  =====================

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES

    Accounts payable and accrued expenses
       Trade                                               $    648,529         $     526,252
       Officer                                                    5,439                 5,439
       Related party                                                600                41,075
    Accrued payroll taxes                                        11,142                    -
    Accrued dividends                                           160,938               114,063
    Accrued interest - stockholders                               5,000                 5,000
    Deferred revenue                                              6,000                10,500

                                                         -----------------     ------------------
       Total current liabilities                                837,648               702,329
                                                         -----------------     ---------------------

LONG-TERM LIABILITIES
    Notes payable                                               385,950               385,950
    Capitalized Leases                                          198,260                    -
                                                         ------------------    ------------------
                                                         ------------------    -------------------
       Total long-term  liabilities                             584,210               385,950
                                                         ------------------    --------------------
                                                         ------------------    -------------------

Total liabilities                                             1,421,858             1,088,279
                                                         ------------------    --------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

Senior convertible preferred stocks, $.001 par value,
 authorized 10,000,000 shares
       Series A, 200 and 1,150 issued and outstanding
        shares at March 31, 2001 and December 31, 2000
        respectively
       Series B, 2,480 issued and outstanding shares at
        March 31, 2001 and December 31, 2000, respectiely             3                    3
Common stock, $.001 par value, authorized 50,000,000
 outstanding; 21,220,601 and 18,866,384 issued and
 outstanding shares at March 31, 2001 and December 31,
 2000, respectively                                              21,220               18,866
Beneficial conversion feature discount                          833,333              833,333
Additional paid-in capital                                    6,874,011            6,019,085
Deficit accumulated in the development stage                 (8,139,588)          (6,830,546)
                                                         -------------------   -----------------

       Total stockholders' equity (deficiency)                 (411,021)              40,741
                                                         -------------------   -------------------
                                                         -------------------   ------------------

Total Liabilities and Stockholders' Equity (Deficiency)  $    1,010,837         $  1,129,020
                                                         ===================   ===================

                                      F-1

     The accompanying notes are an integral part of the financial statements

                          IPVoice Communications, Inc.
                            (f/k/a IPVoice.com, Inc.)
                        (A Development Stage Enterprise)
                      Consolidated Statements of Operations
                                  ( Unaudited )
                                                                                      Period from
                                                                                   February 19, 1997
                                                                                      (Inception)
                                                   Three Months Ended March 31,        through
                                                  ------------------------------
                                                   2001                    2000     March 31, 2001
                                                  ------------------------------   ------------------

NET SALES                                         $  77,089             $ 97,628     $   576,997
COST OF SALES                                        52,557               94,526         472,776

                                                  ------------       ------------      ------------
     Gross Profit                                    24,532                3,102         104,221
                                                  ------------       ------------      ------------

OPERATING EXPENSES
     Compensation
        Officers                                    447,708               70,167       1,362,453
        Other                                       105,552               40,620         537,479
        Consulting                                   10,731                9,367       1,674,512
        Consulting - related party                  477,280              318,594       1,204,096
     General and administrative                     206,930              249,800       2,007,657
     Research and development                         7,500               28,160         133,063
     Organizational expense - related party              -                    -           14,000
     Depreciation and amortization                   28,274               22,309         200,321

                                                  ------------       ------------      ------------

        Total operating expenses                  1,283,975              739,017       7,133,581
                                                 ------------       ------------      ------------

Loss from operations                             (1,259,443)            (735,915)    (7,029,360)
                                                 ------------       ------------      ------------

OTHER INCOME (EXPENSE)
Interest expense                                     (3,436)             (26,067)      (132,422)
Interest income                                         712                1,174         64,997
Write-off of receivable                                  -                    -         (48,532)
                                                ------------       ------------      ------------
        Total other income (expense)                 (2,724)             (24,893)      (115,957)
                                                ------------       ------------      ------------

Net Loss                                       $ (1,262,167)      $     (760,808)   $(7,145,317)
                                                ============       ============      ============

Loss per common share                          $      (0.07)      $        (0.05)
                                                ============       ============

Number of weighted average common
 shares outstanding                              18,685,341           16,646,417
                                                =============      ============

                                      F-2

     The accompanying notes are an integral part of the financial statements

                          IPVoice Communications, Inc.
                            (f/k/a IPVoice.com, Inc.)
                        (A Development Stage Enterprise)
                 Consolidated Statements of Stockholders' Equity
                                  (Deficiency)

                                                                            Par Value
                                                                   -----------------------------

                                            Number of Shares          Preferred     Common
                                       ---------------------------
BEGINNING BALANCE                      Preferred      Common          Stock          Stock
February 19, 1997 (Inception)
                                       -          -             $  -             $  -
2/97 - founder's serv. ($0.001/sh.)
                                       -          9,000,000        -                9,000
3/97 - cash ($0.01/sh.)
                                       -          1,400,000        -                1,400
Net loss
                                       -          -                -                -
                                       ---------------------------------------------------------
BALANCE, 12/31/97
                                       -          10,400,000       -                10,400
3/19 - donated-rel. party $0.001/sh.)
                                       -          (9,000,000)      -                (9,000)
3/19 - acquisition ($0.001)
                                       -          9,000,000        -                9,000
3/20 - cash received
                                       -          -                -                -
2nd qtr, - cash ($1.00/sh.)
                                       -          144,000          -                144
3rd qtr. - cash ($1.00/sh.)
                                       -          10,000           -                10
3rd qtr. - cash ($0.75/sh.)
                                       -          53,333           -                53
3rd qtr. - cash ($0.50/sh.)
                                       -          20,000           -                20
3rd qtr. - cash ($0.25/sh.)
                                       -          100,000          -                100
3rd qtr. - cash $0.10/sh.)
                                       -          627,000          -                627
3rd qtr. - services ($0.10/sh.)
                                       -          473,000          -                473
4th qtr. - cash ($0.15/sh.)
                                       -          396,666          -                397
4th qtr. - services ($0.15/sh.)
                                       -          275,000          -                275
4th qtr. - cash ($0.19/sh.)
                                       -          80,000           -                80
Net loss
                                       -          -                -                -
                                       ---------------------------------------------------------
BALANCE, 12/31/98
                                       -          12,578,999       -                12,579
1st qtr. - cash ($0.22/sh.)
                                       -          687,499          -                687
1st qtr. - services ($0.87/sh.)
                                       -          493,760          -                494
2nd qtr. - cash received
                                       -          -                -                -
2nd qtr. - cash ($4.00/sh.)
                                       1,150      -                1                -
2nd qtr. - cash ($0.15/sh.)
                                       -          2,005,000        -                2,005
3rd qtr. - cash ($0.40/sh.)
                                       -          437,500          -                438
3rd qtr. - cash received
                                       -          -                -                -
3rd qtr. - services ($1.00)
                                       -          10,000           -                10
4th qtr. - services ($0.21)
                                       -          210,000          -                210
Net loss
                                       -          -                -                -
                                       ---------------------------------------------------------
BALANCE, 12/31/99
                                       1,150      16,422,758       1                16,423
1st qtr. - cash ($1.00/sh.)
                                       -          386,000          -                386
1st qtr.. - cash ($.99/sh.)
                                       -          75,000           -                75
1st qtr. - services/deposits
($2.92/sh.)                            -          250,000          -                250
1st qtr. - services  ($2.92/sh.)
                                       -          50,000           -                50
2nd qtr. - cash ($1.00/sh.)
                                       -          120,000          -                120
2nd qtr. -  cash ($.99/sh.)
                                       -          18,750           -                18
2nd qtr. - Conversion due to Tender
Offer                                  (950)      543,876          (1)              544
Issuance of Series B - cash
                                       2,500      -                3                -
3rd qtr. -  issuance of shares for
warrant                                -          700,000          -                700
4th qtr. - services  ($0.91/sh.)
                                       -          300,000          -                300
Series B preferred stock dividend
                                       -          -                -                -
Net loss
                                       -          -                -                -
                                       ---------------------------------------------------------
BALANCE, 12/31/2000
                                       2,700      18,866,384   $   3             $  18,866

1st qtr. - services  ($.38/sh.)                   2,256,000                         2,256
1st qtr.-Conversion of Series B
Preferred Stock                          (20)     98,217                            98
Series B preferred stock dividend
Net loss
                                       ---------------------------------------------------------
BALANCE, 3/31/2001 ( Unaudited )
                                       2,680      21,220,601     $ 3             $  21,220
                                       =========================================================

-Continued-

                                                       Deficit
  Additional         Stock          Beneficial       Accumulated          Total
    Paid-in       Subscription      Conversion        During the      Stockholders'
                                      Feature        Development         Equity
    Capital        Receivable        Discount           Stage         (Deficiency)

-              $ -              $ -              $ -                $ -

-                -                -                -                 9,000

12,600           (12,274)         -                -                 1,726

-                -                -                (22,981)          (22,981)
--------------------------------------------------------------------------------

12,600           (12,274)         -                (22,981)          (12,255)

9,000            -                -                -                 -

(9,000)          -                -                -                 -

-                12,274           -                -                 12,274

143,856          -                -                -                 144,000

9,990            -                -                -                 10,000

39,947           -                -                -                 40,000

9,980            -                -                -                 10,000

24,900           -                -                -                 25,000

62,073           (62,700)         -                -                 -

46,827           -                -                -                 47,300

59,103           -                -                -                 59,500

40,975           -                -                -                 41,250

14,920           -                -                -                 15,000

-                -                -                (507,685)         (507,685)
--------------------------------------------------------------------------------

465,171          (62,700)         -                (530,666)         (115,616)

149,313          -                -                -                 150,000

429,070          -                -                -                 429,564

-                60,000           -                -                 60,000

4,599            -                -                -                 4,600

293,995          -                -                -                 296,000

174,562          -                -                -                 175,000

-                2,700            -                -                 2,700

9,990            -                -                -                 10,000

43,540           -                -                -                 43,750

-                -                -                (1,973,834)       (1,973,834)
--------------------------------------------------------------------------------

1,570,240        -                -                (2,504,500)       (917,836)

385,614          -                -                -                 386,000

73,988           -                -                -                 74,063

730,528          -                -                -                 730,778

145,950          -                -                -                 146,000

119,880          -                -                -                 120,000

18,496           -                -                -                 18,514

678,208          -                -                -                 678,751

1,190,848        -                833,333          -                 2,024,184

(700)            -                -                -                 -

272,700          -                -                -                 273,000

833,333          -                -                (947,396)         (114,063)

-                -                -                (3,378,650)       (3,378,650)
--------------------------------------------------------------------------------

6,019,085      $  -            $  833,333        $ (6,830,546)      $40,741

855,024                                                              857,280

(98)                                                                 -

                                                   (46,875)          (46,875)

                                                   (1,262,167)       (1,262,167)
--------------------------------------------------------------------------------

6,874,011      $ -              $ 833,333        $ (8,139,588)     $ (411,021)
================================================================================

                                      F-3

    The accompanying notes are an integral part of the financial statements

                          IPVoice Communications, Inc.
                            (f/k/a IPVoice.com, Inc.)
                        (A Development Stage Enterprise)
                      Consolidated Statements of Cash Flows
                                  ( Unaudited )
                                                                                                  Period from
                                                                                                 February 19, 1997
                                                                                                  (Inception)
                                                                Three Monththrough March 31,
                                                              --------------------------------------------------

                                                                  2001           2000            March 31, 2001
                                                            ----------------------------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $    (1,262,167)      (760,808)       $  (7,145,317)                                 $
Adjustments to reconcile net loss to net cash used by
   Operating activities:
       Stock issued for services/deposits - related party           857,280        730,778            1,719,672
       Stock issued for services - other                                  -        100,000              868,250
       Depreciation                                                  28,275         22,309              200,322
       Interest credited to certificate of deposit                        -           (309)              (1,768)
Changes in operating assets and liabilities:
       (Increase) decrease in inventory                                   -         (1,864)                   -
       (Increase) decrease in accounts receivable                   (11,819)        60,000              (13,964)
       (Increase) decrease in prepaid expenses and deposits          26,030       (458,701)             (67,886)
       Increase (decrease) in accounts payable - trade              122,277       (184,553)             648,529
       Increase (decrease) in accounts payable - officers                 -         46,745                5,439
       Increase (decrease) in accounts payable - related party      (40,475)        24,523                  600
       Increase (decrease) in deferred revenue                       (4,500)         1,822                6,000
       Increase (decrease) in accrued payroll taxes                  11,142           (677)              11,142
       Increase (decrease) in accrued interest                            -         (1,292)               5,000
                                                            -------------------------------      ---------------
Net cash used by operating activities                              (273,957)      (422,027)          (3,763,981)
                                                            -------------------------------      ---------------

CASH FLOWS FROM INVESTING  ACTIVITIES:
       Purchase of certificate of deposit                                 -              -              (50,000)
       Maturity of certificate of deposit                            25,619              -               51,768
       Purchase of property and equipment                                 -        (22,458)            (828,237)
       Purchase of intangibles                                      (14,509)             -             (254,509)
                                                            -------------------------------      ---------------
Net cash used by investing activities                                11,110        (22,458)          (1,080,978)
                                                            -------------------------------      ---------------

CASH FLOWS FROM FINANCING  ACTIVITIES:
       Proceeds from notes payable                                  198,260              -            1,343,660
       Common stock issued for cash                                       -        460,063            1,524,803
       Professional services in connection with Tender Offer              -              -              (80,699)
       Preferred stock issued for cash, net of expenses                   -              -            2,028,784
       Repayment of shareholder advances                                  -              -                    -
       Proceeds from stock subscription receivable                        -              -               74,974
                                                            -------------------------------      ---------------
Net cash provided by financing activities                           198,260        460,063            4,891,522
                                                            -------------------------------      ---------------

Net increase (decrease) in cash                                     (64,587)        15,578               46,563

CASH   , beginning of period                                        111,150         98,592                    -
                                                            -------------------------------      ---------------
CASH   , end of period                                      $        46,563        114,170        $      46,563                                  $
                                                            ===============================      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Interest paid in cash                                $         3,436         27,359        $     127,422                                  $
                                                            ===============================      ===============

Non-Cash Financing Activities:
       Conversion of debt to common stock due to Tender Offe$             -              -       $      759,540                                  $
                                                            ===============================      ===============

       Series B preferred stock dividend                    $        46,875              -       $      994,271                                  $
                                                            ===============================      ===============

       Issuance of common stock for warrants                $             -              -       $          700                                  $
                                                            ===============================      ===============

       Stock subscription receivable                        $             -              -        $     (74,974)                                 $
                                                            ===============================      ===============

       Donated capital - related party                      $             -              -        $       9,000                                  $
                                                            ===============================      ===============

       Inventory transferred to property and equipment      $             -              -        $     152,980                                  $
                                                            ===============================      ===============

                                      F-4

     The accompanying notes are an integral part of the financial statements

                          IPVoice Communications, Inc.
                            (f/k/a IPVoice.com, Inc.)
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
               (Information with respect to the three months ended
                     March 31, 2001 and 2000 are unaudited)

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

         k) Interim financial information The financial statements for the three months ended March 31, 2001 and 2000 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal recurring nature. The results for the three months are not indicative of a full year results.

(2)      Stockholders' Equity The Company has authorized 50,000,000 shares of
         $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had
         21,220,601 and 18,866,384 shares of common stock issued and outstanding at March 31, 2001 and December 31, 2000, respectively. The Company had
         200 and 1,150 shares of Series A preferred stock issued and outstanding at March 31, 2001 and December 31, 2000, respectively. The Company had
         2,480 and 2,500 shares of Series B preferred stock issued and outstanding at March 31, 2001 and December 31, 2000, respectively. In
         February 1997, the Company issued 9,000,000 shares to its founder for services rendered to the Company valued at par value, or $9,000. In
         March 1997, the Company completed a Regulation D Rule 504 Placement for
         1,400,000 shares in exchange for $14,000 cash.

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

         On February 20, 2001, the Company's Board of Directors adopted the 2001
         Stock Award Plan ("Plan") under which 2,256,000 shares of common stock are reserved. The Plan was effective upon adoption. Under the Plan, shares of common stock may be awarded to employees and consultants for services rendered. For purposes of the Plan, the shares of common stock were valued at $0.38 per share. A registration on Form S-8 was filed with the SEC on February 20, 2001 so that the shares of common stock, when awarded, will be freely marketable by the individual recipients.
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

(3)      Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $6,300,000, which expire beginning December 31, 2117. There may be certain limitations on the Company's ability to utilize the loss carry-forwards in the event of a change of control, should that occur.

         The amount recorded as a deferred tax asset, cumulative as of March 31,
         2001, is $2,520,000, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $2,520,000, as the Company has no history of profitable operations. The significant components of the net deferred tax asset as of December 31, 2000 are:

                             --------------------------------- --- -------------------
                             Net operating losses                          $2,520,000
                             --------------------------------- --- -------------------
                             --------------------------------- --- -------------------
                             Valuation allowance                          (2,520,000)
                             --------------------------------- --- -------------------
                             --------------------------------- --- -------------------
                             Net deferred tax asset                                $0
                             --------------------------------- --- ===================

(4)      Related Parties At March 31, 2001 and December 31, 2000, the Company
         owed an officer $5,439 for reimbursement of expenses paid on behalf of the Company. This amount is represented in Accounts Payable - Officer.
         At December 31, 2000, the Company owed two shareholders $41,075 for consulting services performed and reimbursement of expenses paid on behalf of the Company. During the first quarter of 2001, the Company paid $40,475 of this amount leaving a balance due of $600. This amount is reflected in Accounts Payable - Related party. Total consulting fees incurred by two shareholders during the year ended December 31, 2000 amounted to $404,525. Consulting fees in the amount of $104,925 were paid to an officer during the year ended December 31, 2000.

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

         During the course of the audit of the SatLink 3000, Inc. 1998 financial statements, certain information was disclosed to the Company. Based on this information, the Board of Directors elected, on October 29, 1999, to rescind the acquisition transaction ab initio. The Board also nullified the acquisition and employment agreements with the President and Chief Executive Officer of SatLink 3000, Inc. These transactions are being treated as if they never occurred, except for the assumption of an office space lease and the write-off of a receivable of $48,532.

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
         urthermore, in accordance with the Series B preferred stockholders'
         agreement, the Company issued 350,000 warrants to purchase common stock at an exercise price of $2.136 per share.

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

         In October 1998, the Company entered into a consulting agreement with a previously unrelated party. This agreement called for the issuance of
         350,000 shares of common stock valued at $35,000, an option for
         1,600,000 shares of common stock at an exercise price of $0.06 per share, an option for 350,000 shares of common stock at an exercise price of $3.90 per share, a five-year warrant for common stock shares equal to five per cent of the then issued and outstanding common stock at exercise with a strike price of $1.00 per share and consulting fees for a 30 month period, beginning in September 1998, in the amounts of:
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

         d)  Lawsuits In December 1999, SatLink filed a lawsuit allegingbreach of contract as a result of the rescission of the acquisition in
             October 1999, as discussed in Note 5 above. In December 1999, the former CFO of the Company filed a lawsuit alleging breach of contract as a result of the rescission of the employment agreement in October 1999, as discussed in Note 5 above.

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

         e) Employment agreements In April 1998, the Company entered into three-
            year employment agreements with the President and the Senior Vice
            President. These agreements call for salaries in the amount of
            $150,000 per year for each of those officers. In September 1999, those officers voluntarily reduced their base salaries to $90,000 per year. The reduction agreements did not call for an accrual and payment of the difference. In September 2000, the Senior Vice resident agreed to terminate the employment agreement. In November
            1999, the Company entered into a two-year employment agreement with its Executive Vice President, (EVP), which calls for a minimum salary of $78,000 per year, but has voluntarily reduced to $70,000 per year and granted the EVP options for 50,000 shares of common stock, with an exercise price of $1.21. The Company is obligated to pay a total of $88,000 in 2001, under these employment agreements.

         f) Stock option plan In December 1999, the stockholders adopted an executive incentive plan the "Option Plan" or "2000 Executive
            Incentive Plan") under which 1,000,000 shares of common stock are reserved for grants under the Option Plan. The Option Plan took effect on January 1, 2000 and terminates on December 31, 2005.
            ptions granted under the Option Plan may qualify as "incentive stock options" as defined in Section 422 of the Internal Revenue Code of
            1986, as amended, and become exercisable in accordance with the terms approved at the time of the grant. To be eligible, a grantee must be an employee, officer, director, or consultant of the
            Company. It is intended that all options be granted at fair market value on a particular date determined by the Compensation and Option
            Committee of the Board of Directors. As of December 31, 2000,
            options to purchase 305,000 shares at an exercise price of $1.21 per share have been granted to 8 employees and to a director.

(9)      Going Concern As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $7,145,317 since inception. At March 31, 2001, the Company reflects negative working capital of approximately $709,000. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.
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

(10)     Subsequent Event On April 2, 2001, the Company issued net payroll checks to its employees and did not remit the withheld taxes to either the US Internal Revenue Service nor to the State of Arizona. The
         Company has accrued this liability on the books. The Company's management and directors are aware of this situation and the breach of its internal control which allowed this to occur. Management and the directors are currently evaluating the actions necessary to correct this breach and ensure the integrity of the internal control.