Form 10QSB
period 2001-06-30
IPVOICE COMMUNICATIONS INC
filed 2001-08-14
CIK 1092083

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2001

                          Commission file no. 0-27917

                          IPVoice Communications, Inc.
                 (Name of small business issuer in its charter)

       Nevada                                                65-0729900
 (State or other                                          (I.R.S. Employer
 Jurisdiction of                                         Identification No.)
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

                  Yes      X                             No

     As of June 30, 2001, there are 25,910,555 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1. Financial Statements.

The Condensed Consolidated Financial Statements of IPVoice Communications, Inc.
for the period ending June 30, 2001 are unaudited and are attached and incorporated by this reference as Item 1.

Item 2. Management's Discussion and Analysis of Results of Operations and Plan
of Operations.

This analysis  should be read in  conjunction  with the  condensed  consolidated financial statements, the notes thereto, included in this on Form 10-QSB and the financial  statements  and notes  thereto  included  in IPVoice  Communications,
Inc.'s December 31, 2000 Annual Report on Form 10-KSB.

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

Since inception the Company has been engaged in the business of developing its
MultiCom Business Management Software ("MultiCom(TM)") for use in Internet
Protocol telephony applications (telephone, fax, data, images and video over the
Internet). MultiCom(TM)is the business management system behind the Company's
TrueConnect(TM), SuperConnect(TM)and UltraConnect(TM)Gateway products
("Gateway"), for which trademark protection is being sought. Gateway provides a mechanism for bridging the public telephone system with the Internet. The
Company's business was developed on the premise that traditional telephone systems wasted precious resources by assigning each call a "nailed down"
circuit. The Company's Gateway allows a packet of information (voice, video,
e-mail, data, images, etc.) to cross multiple networks on its way to its final destination. Thus, instead of having one dedicated circuit for a call, the entire network is shared. The Company continues to research the availability of additional innovative products in the Internet Protocol telephony and related industries for development, distribution or acquisition.

It is the Company's intention to (i) continue to market its network concentrating on International markets and continue to offer a competitive product for domestic use; (ii) to conduct research to further develop the
MultiCom product and (iii) to develop further "add-ons" which will enhance and expand the Gateway product by overlaying MultiCom on other switching equipment.
Current activities include software and International network development, raising additional equity, and negotiating with key personnel to expand our opportunities, be it acquisition, merger, partnerships and more competitive facilities-based providers.

The Company at the beginning of this year took extreme but necessary measures to change the way we had been doing business. After installing multiple network sites in the US it became apparent that because of our limited ability to provide access on a local dial-up basis to the USA and because of the down turn in the market, especially Internet and tech stock, IPVoice needed to change its overall business strategy and implement it quickly. The redirection of business strategy was implemented first by cutting operational costs and concentrating sales on international markets in order to increase revenues quickly. Bridge financing was then obtained and the Company continues to align itself with network partners to expand the business. The Company continues to develop and implement this plan by acquiring necessary operating assets while the Company continues to look for strategic alliances such as companies that offer larger networking opportunities. The company can cut operational costs by taking advantage of these opportunities and still supply customers with the quality of service that they enjoyed previously from IPVoice products. In return the majority of the new alliances partners benefit from IPVoice development tools, experience and technical expertise necessary to them to compete effectively in the Internet Protocol telephony market. There is no assurance that any benefit will result from such activities. The Company's management expects to receive limited operating revenues and continue to incur expenses during the first part of 2001 while efforts are concentrated on International market sales and redevelopment of our product offerings.

The Company had installed Gateways in New York, Los Angeles, Atlanta, Dallas,
Phoenix, Chicago, Miami and London prior to the third quarter of 2000, received revenues from Flat25, Calling Cards and the Company's involvement in the wholesaling of prepaid calling cards, per minute products and Flatrate products.
In the first quarter, 2001 we began to take the domestic network down which cut our operating cost as well as revenues from the sale of the Company's products.
In the second quarter he Company aligned with Achieve to use the Genuity network nationwide for dial-up Wholesalers and have brought the New York, Los Angeles and Phoenix sites back up to support International product offerings and alliances.

Results of Operations

Comparison of Three Months Ended June 30, 2001 and 2000

Overview

The Company is in the development stage. From its inception, the Company has incurred losses from operations. As of June 30, 2001, the Company had cumulative net losses totaling $8,015,000. We have only recently commenced operations of the IPVoice System and have not yet begun generating any significant revenues.
We expect to continue to generate losses until our revenues increase.

Revenues

Revenues for the three-month periods ended June 30, 2001 and 2000 were $11,290 and $10,345, respectively. Revenues for the six months ended June 30, 2001 were
$88,379 compared to $107,973 for the same period in the prior year. Gross profit for the quarters ended June 30, 2001 and 2000 were comparable. Gross profit for the first six months of 2001 was $24,361 versus $3,997 for the first six months of 2000. The increase is gross profit is attributable to greater sales of the
Company's telephony products in proportion to wholesale calling card sales.

Operating Expenses

Operating expenses for the three months ended June 30, 2001 were $1,081,670 compared to $497,972 for the second quarter of fiscal 2000. The net loss was
$1,209,859 and $500,762 for the three months ended June 30, 2001 and 2000, respectively.

Operating expenses for the three months ended June 30, 2001 increased by about
$584,000 versus the comparable period in 2000 primarily because certain officers of the Company received stock awards valued at approximately $701,000 in consideration for agreeing to give personal guarantees to secure several obligations of the Company and to accept reductions in wages. The net loss for the second quarter of 2001 increased by $709,097 as compared to the second quarter of 2000 mainly due to increases in operating expenses for the current period.

Financial Condition, Liquidity and Capital Resources

At June 30, 2001, the Company had cash of $59,000 compared to $111,000 at
December 31, 2000. The Company is in the process of trying to secure additional funding from several sources to continue to sustain its operations.

During the second quarter of 2001, the Company entered into a loan agreement with the same parties who purchased the Series B Preferred stock in 2000. The loan agreement provides a facility for the Company to borrow up to $695,574 by issuing an 8% convertible note which is due in full on May 31, 2004. Quarterly interest payments are required to be made beginning on September 30, 2001. The
Lender has the option of converting the notes at any time into the Company's common stock at a conversion price equal to 75% of the average of the three (3)
lowest closing bid prices for the common stock for the thirty (30) consecutive trading days immediately preceding the conversion date. In order to secure this credit facility, Mr. Howson and Ms. Will signed personal guarantees and provided certain collateral to the Lenders.

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

The historical background and general description of business is more particularly set out in the last filed 10-KSB/A Report for the Company, which was filed on April 17, 2001 as of December 31, 2000. A copy of this filing or other filings to date under the Securities Act of 1934 by the Company will be made available by the Company to any shareholder requesting the same, or to other interested parties. All filed documents of the Company may further be retrieved "on line" through the Internet at the SEC homepage at:
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

During the course of the audit of the SatLink 3000, Inc. 1998 financial statements, certain information was disclosed to the Company. Based on this information, the Board of Directors elected, on October 29, 1999, to rescind the acquisition transaction ab initio. The Board also nullified the acquisition and employment agreements with the President and Chief Executive Officer of SatLink
3000, Inc. These transactions are being treated as if they never occurred, except for the assumption of an office space lease and the write off of a receivable of $48,532.

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

In his complaint, Mr. McKim alleges that the Company failed to issue the 300,000 shares to him, thereby breaching the employment agreement. In addition, he alleges that, in failing to provide the shares to him, the Company committed fraud. The Company filed its answer on June 19, 2000 denying the allegations of the complaint. The Company also filed a counterclaim against Mr. McKim alleging that, during the course of his employment, Mr. McKim engaged in intentional misrepresentation, breach of fiduciary duty and intentional interference with business relationships. Recently, the Company secured new counsel. No depositions have been taken and no settlement conference has yet occurred. A plan for discovery has been agreed upon and will begin shortly. The Company intends to vigorously defend the lawsuit and aggressively pursue its counterclaim.

In February 2001, Satlink 3000, Inc. and its individual shareholders, including
Peter Stazzone, filed a lawsuit against IPVoice and a number of other individuals and entities at Maricopa County Cause No. CV 2001-005262. This lawsuit arises from the decision by IPVoice to rescind a share exchange agreement with Satlink 3000, Inc., along with terminating Mr. Stazzone. The plaintiffs have sued for breach of contract, breach of fiduciary duty, wrongful interference with contractual relations, fraud and misrepresentation and defamation. This suit is completely defendable and IPVoice fully expects resolution in its favor.

In May 2001, Star Telecommunications, Inc., a Delaware corporation, filed a lawsuit against the Company and a number of other individuals and entities at
Santa Barbara Superior Court Case No. 01042915. This litigation arises from the carrier services provided by Star Telecommunications. They have sued for breach of contract; account stated; money had and received; work, labor, services rendered; and unjust enrichment. This lawsuit is completely defendable and the
Company expects resolution in its favor.

Item 2. Changes in Securities and Use of Proceeds.

On April 14, 2000 an existing stockholder exercised warrants to purchase 120,000 shares of common stock at a price of $1.00 per share. The proceeds were used for general corporate purposes. In connection with the issuance of its common stock, the Company relied on Section 4(2) of the Securities Act of 1933 and Rule 506.

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

On April 24, 2001 the Company's Board of Directors amended the 2001 Stock Award
Plan to reserve an additional 3,504,417 shares of common stock. This amendment was effective upon adoption. For purposes of the Plan, these shares of common stock were valued at $.15 per share pursuant to a registration statement filed with the SEC on Form S-8 on April 24, 2001. Such shares when awarded will be freely marketable by the recipient. In consideration for Mr. Howson and Ms Will providing personal guarantees and certain collateral to secure borrowings for the Company, each have been awarded 1,000,000 share of common stock under the
Plan. The remaining shares were issued to Company employees as part of severance arrangements or for accepting certain wage concessions.

Item 5. Other Information.

In April 2000, J. Michael Scott began serving as the Vice President of Sales &
Marketing.

In June 2001, Michael V. Perry began serving as Corporate Counsel.

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

Exhibit No.                         Description
--------------------------------------------------------------------------------

10.59     *    Loan Agreement dated May 31, 2001 with Augustine Fund, L.P. and
                 The Shaar Fund Ltd.
10.60     *    Convertible Promissory Note dated May 2001 with Augustine Fund,
                 L.P.
10.61     *    Convertible Promissory Note dated May 2001 with The Shaar Fund,
                 Ltd.
27.1      *    Financial Data Sheet
--------------------------------------------------------------------------------

*        Filed herewith

     (b)  No Reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date ___________________________      IPVoice Communications, Inc. (Registrant)

                                      __________________________________________
                                      Barbara S. Will
                                      Director, President and Chief Operating
                                            Officer

                                      __________________________________________
                                      James Howson
                                      Chairman, Chief Executive Officer

                                      __________________________________________
                                      Dennis A. Surovcik
                                      Acting Chief Financial Officer

                                      IPVoice Communications, Inc.

                                      (f/k/a IPVoice.com, Inc.)

                          IPVoice Communications, Inc.
                            (f/k/a IPVoice.com, Inc.)
                        (A Development Stage Enterprise)
                          Consolidated Balance Sheets

                                        June 30, 2001         December 31, 2000
           ASSETS                        Unaudited

CURRENT ASSETS
   Cash                                 $      58,720           $     111,150
   Certificates of deposit
     - restricted                                  -                   25,619
   Accounts receivable                         16,530                   2,145
   Inventory                                       -                       -
   Prepaid expenses and
     deposits                                  69,012                  93,916
       Total current assets                   144,262                 232,830

FIXED ASSETS
   Computer equipment                         730,043                 730,043
   Office equipment                            50,454                  50,454
   Furniture & fixtures                        47,740                  47,740
       Property & equipment,
         at cost                              828,237                 828,237
       Less accumulated
         depreciation                        (228,596)               (172,047)
       Property & equipment,
         net                                  599,641                 656,190

INTANGIBLE ASSETS                             254,509                 240,000

Total Assets                            $     998,412           $   1,129,020
                                        =======================================

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accounts Payable
       Trade                            $     644,241           $     526,252
       Officer                                 87,187                   5,439
       Related party                               -                   41,075
   Accrued dividends                          207,438                 114,063
   Accrued interest -
     stockholders                               5,000                   5,000
   Deferred revenue                             6,465                  10,500
       Total current liabilities              950,331                 702,329

LONG-TERM LIABILITIES
   Notes payable                              687,300                 385,950
   Capitalized  leases                        198,260
       Total long-term  liabilities           885,560                 385,950
Total liabilities                           1,835,891               1,088,279

STOCKHOLDERS' EQUITY (DEFICIENCY)
Senior convertible preferred stocks,
  $.001 par value, authorized
  10,000,000 shares
    Series A, 200 and 1,150 issued
      and outstanding shares at
      June 30, 2001 and December
      31, 2000
    Series B, 2,390 and 0 issued
      and outstanding shares at
      June 30, 2001 and December
      31, 2000                                      3                       3
Common stock, $.001 par value,
   authorized 50,000,000
   outstanding; 25,910,555 and
   18,866,384 issued and
   outstanding shares at
   June 30, 2001 and December 31, 2000         25,910                  18,866
Beneficial conversion feature discount        933,783                 833,333

Additional paid-in capital                  7,598,772               6,019,085

Deficit accumulated in the
   development stage                       (9,395,947)             (6,830,546)

          Total stockholders'
             equity (deficiency)             (837,479)                 40,741

Total Liabilities and
   Stockholders' Equity (Deficiency)    $     998,412           $   1,129,020
                                        =======================================

     The accompanying notes are an integral part of the financial statements

                                      F-1

                          IPVoice Communications, Inc.
                            (f/k/a IPVoice.com, Inc.)
                        (A Development Stage Enterprise)
                      Consolidated Statement of Operations

                                                                                                          Period from
                                                                                                      February 19, 1997
                                                                                                         (Inception)
                                   Three Months Ended June 30,        Six Months Ended June 30,            through
                                      2001             2000              2001           2000            June 30, 2001
                                   Unaudited        Unaudited          Unaudited      Unaudited           Unaudited

NET SALES                        $    11,290      $    10,345        $    88,379    $   107,973         $    588,287
COST OF SALES                         10,461            9,450             64,018        103,976              484,237

   Gross Profit                          829              895             24,361          3,997              104,050

OPERATING EXPENSES
   Compensation
      Officers                       528,950          107,176            976,658        177,343            1,891,403
      Other                          273,768           56,290            379,320         96,910              811,247
      Consulting                          -           201,928             10,731        211,295            1,674,512
      Consulting - related party       8,000           37,600            485,280        356,194            1,212,096
   General and administrative        242,677           69,585            448,607        319,385            2,249,334
   Research and development               -                -               7,500         28,160              133,063
   Organizational expense -
     related party                        -                0                  -              -                14,000
   Depreciation and amortization      28,275           25,393             56,549         47,702              228,596

      Total operating expenses     1,081,670          497,972          2,364,645      1,236,989            8,214,251

Loss from operations              (1,080,841)        (497,077)        (2,340,284)    (1,232,992)          (8,110,201)

OTHER INCOME (EXPENSE)
Interest expense                    (129,018)         (20,021)          (132,454)       (46,088)            (261,440)
Interest income                           -            16,336                712         17,510               64,997
Write-off of receivable                   -                -                  -              -               (48,532)
      Total other income
        (expense)                   (129,018)          (3,685)          (131,742)       (28,578)            (244,975)

Net Loss                         $(1,209,859)     $  (500,762)       $(2,472,026)   $(1,261,570)        $ (8,355,176)
                                 =============================       ===========================        =============
Loss per common share, Basic     $     (0.06)     $     (0.03)       $     (0.12)   $     (0.07)

Number of weighted average
  common shares outstanding       19,568,468       17,536,934         20,451,596     17,268,264
                                 =============================       ===========================

       The accompanying notes are an integral part of the financial statements

                                      F-2

                           IPVoice Communications, Inc.
                            (f/k/a IPVoice.com, Inc.)
                        (A Development Stage Enterprise)
          Consolidated Statements of Stockholders' Equity (Deficiency)

                                                                              Par Value
                                                                    ---------------------------
                                                                                                    Additional
                                             Number of Shares          Preferred     Common          Paid-in
                                       ---------------------------     Stock         Stock           Capital
BEGINNING BALANCE                        Preferred      Common
February 19, 1997 (Inception)               -              -           $     -      $     -       $        -
2/97 - founder's serv. ($0.001/sh.)         -          9,000,000             -         9,000               -
3/97 - cash ($0.01/sh.)                     -          1,400,000             -         1,400           12,600
Net loss                                    -              -                 -            -                -
                                       ------------------------------------------------------------------------
BALANCE, 12/31/97                           -         10,400,000             -        10,400           12,600
3/19 - donated-rel. party $0.001/sh.)       -         (9,000,000)            -        (9,000)           9,000
3/19 - acquisition ($0.001)                 -          9,000,000             -         9,000           (9,000)
3/20 - cash received                        -              -                 -            -                -
2nd qtr, - cash ($1.00/sh.)                 -            144,000             -           144          143,856
3rd qtr. - cash ($1.00/sh.)                 -             10,000             -            10            9,990
3rd qtr. - cash ($0.75/sh.)                 -             53,333             -            53           39,947
3rd qtr. - cash ($0.50/sh.)                 -             20,000             -            20            9,980
3rd qtr. - cash ($0.25/sh.)                 -            100,000             -           100           24,900
3rd qtr. - cash $0.10/sh.)                  -            627,000             -           627           62,073
3rd qtr. - services ($0.10/sh.)             -            473,000             -           473           46,827
4th qtr. - cash ($0.15/sh.)                 -            396,666             -           397           59,103
4th qtr. - services ($0.15/sh.)             -            275,000             -           275           40,975
4th qtr. - cash ($0.19/sh.)                 -             80,000             -            80           14,920
Net loss                                    -              -                 -            -                -
                                       ------------------------------------------------------------------------
BALANCE, 12/31/98                           -         12,578,999             -        12,579          465,171
1st qtr. - cash ($0.22/sh.)                 -            687,499             -           687          149,313
1st qtr. - services ($0.87/sh.)             -            493,760             -           494          429,070
2nd qtr. - cash received                    -              -                 -            -                -
2nd qtr. - cash ($4.00/sh.)              1,150             -                 1            -             4,599
2nd qtr. - cash ($0.15/sh.)                 -          2,005,000             -         2,005          293,995
3rd qtr. - cash ($0.40/sh.)                 -            437,500             -           438          174,562
3rd qtr. - cash received                    -              -                 -            -                -
3rd qtr. - services ($1.00)                 -             10,000                          10            9,990
4th qtr. - services ($0.21)                 -            210,000                         210           43,540
Net loss                                    -              -                 -            -                -
                                       ------------------------------------------------------------------------
BALANCE, 12/31/99                        1,150        16,422,758             1        16,423        1,570,240
1st qtr. - cash ($1.00/sh.)                 -            386,000             -           386          385,614
1st qtr.. - cash ($.99/sh.)                 -             75,000             -            75           73,988
1st qtr. - services/deposits
   ($2.92/sh.)                              -            250,000             -           250          730,528
1st qtr. - services  ($2.92/sh.)            -             50,000             -            50          145,950
2nd qtr. - cash ($1.00/sh.)                 -            120,000             -           120          119,880
2nd qtr. -  cash ($.99/sh.)                 -             18,750             -            18           18,496
2nd qtr. - Conversion due to Tender
   Offer                                  (950)          543,876            (1)          544          678,208
Issuance of Series B - cash              2,500             -                 3            -         1,190,848
3rd qtr. -  issuance of shares for
   warrant                                  -            700,000             -           700             (700)
4th qtr. - services  ($0.91/sh.)            -            300,000             -           300          272,700
Series B preferred stock dividend           -              -                 -            -           833,333
Net loss                                    -              -                 -            -                -
                                       ------------------------------------------------------------------------
BALANCE, 12/31/2000                      2,700        18,866,384       $     3      $ 18,866        6,019,085
1st qtr. - services  ($.38/sh.)                        2,256,000                       2,256          855,024
1st qtr.-Conversion of Series B
   Preferred Stock                         (20)           98,217                          98              (98)
2nd qtr. - services ($.38/sh.)                         3,504,418                       3,504        6,874,011
2nd qtr.-Conversion of Series B
   Preferred Stock                         (90)        1,058,905                       1,059           (1,059)
2nd qtr.-issuance of shares for
   interest                                              126,631                         127           28,441
Series B preferred stock dividend
2nd qtr. Beneficial Conversion
   Feature Discount
Net loss
                                       ------------------------------------------------------------------------
BALANCE, 6/30/2001 ( Unaudited )         2,590        25,910,555       $     3      $ 25,910      $ 7,598,772
                                       ========================================================================

-Continued-

                                       Deficit
                      Beneficial      Accumulated              Total
     Stock            Conversion      During the           Stockholders'
  Subscription         Feature        Development             Equity
   Receivable          Discount          Stage             (Deficiency)

  $       -           $       -       $        -           $        -
          -                   -                -                 9,000
     (12,274)                 -                -                 1,726
          -                   -           (22,981)             (22,981)
--------------------------------------------------------------------------------
     (12,274)                 -           (22,981)             (12,255)
          -                   -                -                    -
          -                   -                -                    -
      12,274                  -                -                12,274
          -                   -                -               144,000
          -                   -                -                10,000
          -                   -                -                40,000
          -                   -                -                10,000
          -                   -                -                25,000
     (62,700)                 -                -                    -
          -                   -                -                47,300
          -                   -                -                59,500
          -                   -                -                41,250
          -                   -                -                15,000
          -                   -          (507,685)            (507,685)
--------------------------------------------------------------------------------
     (62,700)                 -          (530,666)            (115,616)
          -                   -                -               150,000
          -                   -                -               429,564
      60,000                  -                -                60,000
          -                   -                -                 4,600
          -                   -                -               296,000
          -                   -                -               175,000
       2,700                  -                -                 2,700
          -                   -                -                10,000
          -                   -                -                43,750
          -                   -        (1,973,834)          (1,973,834)
--------------------------------------------------------------------------------
         -                    -        (2,504,500)            (917,836)
         -                    -                -               386,000
         -                    -                -                74,063
         -                    -                -               730,778
         -                    -                -               146,000
         -                    -                -               120,000
         -                    -                -                18,514
         -                    -                -               678,751
         -               833,333               -             2,024,184
         -                   -                 -                    -
         -                   -                 -               273,000
         -                   -           (947,396)            (114,063)
         -                   -         (3,378,650)          (3,378,650)
--------------------------------------------------------------------------------
  $      -            $  833,333      $(6,830,546)         $    40,741
                                                               857,280
                                                                    -

                                                                28,568
                                          (93,375)             (93,375)
                         100,450                               100,450
                                       (2,472,026)          (2,472,026)
--------------------------------------------------------------------------------

  $      -            $  933,783      $(9,395,947)         $  (837,479)
================================================================================

                                      F-3

    The accompanying notes are an integral part of the financial statements

                          IPVoice Communications, Inc.
                            (f/k/a IPVoice.com, Inc.)
                        (A Development Stage Enterprise)
                      Consolidated Statements of Cash Flows
                                                                                                           Period from
                                                                                                       February 19, 1997
                                                                                                          (Inception)
                                                                   Six Months Ended June 30,                 through
                                                                  2001                  2000             June 30, 2001
                                                                 Unaudited          Unaudited             Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $  (2,472,026)       $  (1,261,570)        $  (8,355,176)
Adjustments to reconcile net loss to net cash used by
   Operating activities:
      Stock issued for services/deposits - related party         1,327,129              730,778             2,189,521
      Stock issued for services - other                            259,602              146,000             1,127,852
      Depreciation                                                  56,549               47,702               228,596
      Interest credited to certificate of deposit                       -                  (624)               (1,768)
      Amortization of beneficial conversion feature discount       100,450                   -                100,450
Changes in operating assets and liabilities:
      (Increase) decrease in inventory                                  -                 7,586                    -
      (Increase) decrease  in accounts receivable                  (14,385)              87,458               (16,530)
      (Increase) decrease in prepaid expenses and deposits          24,904             (470,270)              (69,012)
      Increase (decrease) in accounts payable - trade              117,989             (113,334)              644,241
      Increase (decrease) in accounts payable - officers            81,748               53,087                87,187
      Increase (decrease) in accounts payable - related party      (41,075)               8,351                    -
      Increase (decrease) in deferred revenue                       (4,035)              (7,821)                6,465
      Increase (decrease) in accrued payroll taxes                       -               (1,005)                   -
      Increase (decrease) in accrued interest                            -               (8,469)                5,000
Net cash used by operating activities                             (563,150)            (782,131)           (4,053,174)

CASH FLOWS FROM INVESTING  ACTIVITIES:
      Purchase of certificate of deposit                                -               (25,000)              (50,000)
      Maturity of cetificate of deposit                             25,619                   -                 51,768
      Purchase of property and equipment                                -              (187,990)             (828,237)
      Purchase of intangibles                                      (14,509)            (105,032)             (254,509)
Net cash used by investing activities                               11,110             (318,022)           (1,080,978)

CASH FLOWS FROM FINANCING  ACTIVITIES:
      Proceeds from notes payable                                  499,610                   -              1,645,010
      Common stock issued for cash                                      -               598,577             1,524,803
      Professional services in connection with Tender Offer             -               (80,699)              (80,699)
      Preferred stock issued for cash, net of expenses                  -             2,157,240             2,028,784
      Proceeds from stock subscription receivable                     -                      -                 74,974
Net cash provided by financing activities                          499,610            2,675,118             5,192,872

Net increase (decrease) in cash and equivalent                     (52,430)           1,574,965                58,720

CASH, beginning of period                                          111,150              111,150                    -
CASH, end of period                                          $      58,720        $   1,686,115         $      58,720
                                                             ===================================        ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Interest paid in cash                                  $       3,436        $      37,619         $     127,422
                                                             ===================================        ==============
Non-Cash Financing Activities:
      Conversion of debt to common stock due to Tender Offer $          -         $     759,450         $     759,450
                                                             ===================================        ==============
      Series B preferred stock dividend                      $      93,375        $    (180,555)        $   1,040,771
                                                             ===================================        ==============
      Issuance of common stock for warrants                  $          -         $          -          $         700
                                                             ===================================        ==============
      Common stock issued to pay interest                    $      28,568        $          -          $      28,568
                                                             ===================================        ==============
      Donated capital - related party                        $          -         $          -          $       9,000
                                                             ===================================        ==============
      Inventory transferred to property and equipment        $          -         $          -          $     152,980
                                                             ===================================        ==============

     The accompanying notes are an integral part of the financial statements

                                      F-4

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

     h) Intangibles  In the second quarter of 2000, the Company engaged a law firm for the preparation and filing of the required applications for rates and tariffs with the state regulatory authorities in 48 continental United
     States, Hawaii, the District of Columbia and the U.S. FCC at a total cost of $240,000, in accordance with APB 17. The Company intends to amortize this cost over a twelve-month period beginning with the initiation of operations, as these rates and tariffs are renewed on an annual basis.

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

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance.  The Company had 25,910,555 and
     18,866,384 shares of common stock issued and outstanding at June 30, 2001 and December 31, 2000, respectively.  The Company had 200 and 1,150 shares of Series A preferred stock issued and outstanding at June 30, 2001 and
     December 31, 2000, respectively.  The Company had 2,390 and 2,500 shares of
     Series B preferred stock issued and outstanding at June 30, 2001 and
     December 31, 2000, respectively.  In February 1997, the Company issued
     9,000,000 shares to its founder for services rendered to the Company valued at par value, or $9,000.  In March 1997, the Company completed a Regulation
     D Rule 504 Placement for 1,400,000 shares in exchange for $14,000 cash.

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

     On April 26, 2001 the Company's Board of Directors adopted the 2001 Stock
     Award Plan II ("Plan  II") to reserve an additional 3,504,417 shares of common stock. Plan II was effective upon adoption. For purposes of Plan II, these shares of common stock were valued at $.20 per share  pursuant to a registration statement filed with the SEC on Form S-8 on April 26, 2001.
     Such shares when awarded will be freely marketable by the recipient.  In consideration for Mr. Howson and Ms Will providing personal guarantees and certain collateral to secure borrowings for the Company, each have been awarded 1,000,000 shares of common stock under this Plan II. The remaining shares were issued to Company employees as part of severance arrangements or for accepting certain wage concessions.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.  The Company had net operating loss carry-forwards for income tax purposes of approximately $8,255,000, which expire beginning December 31, 2117. There may be certain limitations on the
     Company's ability to utilize the loss carry-forwards in the event of a change of control, should that occur.

     The amount recorded as a deferred  tax asset, cumulative as of June 30,
     2001, is $3,302,000, which represents the amount of tax benefits of the loss carry-forwards.  The Company has established a valuation allowance for this deferred tax asset of $3,302,000, as the Company has no history of profitable operations.  The significant components of the net deferred tax asset as of June 30, 2001 are:

         --------------------------------- --- -------------------
             Net operating losses                   $ 3,302,000
         --------------------------------- --- -------------------
             Valuation allowance                     (3,302,000)
         --------------------------------- --- -------------------
             Net deferred tax asset                 $         0
         --------------------------------- --- ===================

(4) Related Parties At June 30, 2001 and December 31, 2000, the Company owed officers $87,187 and $5,439, respectively for reimbursement of expenses paid on behalf of the Company.  These amounts are reflected in Accounts
     Payable - Officer.  At December 31, 2000, the Company owed two shareholders
     $41,075 for consulting services performed and reimbursement of expenses paid on behalf of the Company.  Both amounts were repaid by the Company in the first half of fiscal 2001.  Total consulting fees incurred by two shareholders during the year ended December 31, 2000 amounted to $404,525.
     Consulting fees amounting to $18,750 and $104,925, respectively were paid to an officer during the six months ended June 30, 2001 and year ended
     December 31, 2000.

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

     During the course of the audit of the SatLink 3000, Inc. 1998 financial statements, certain information was disclosed to the Company. Based on this information, the Board of Directors elected, on October 29, 1999, to rescind the acquisition transaction ab initio. The Board also nullified the acquisition and employment agreements with the President and Chief
     Executive Officer of SatLink 3000, Inc.  These transactions are being treated as if they never occurred, except for the assumption of an office space lease and the write off of a receivable of $48,532.

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

     During the second quarter of 2001, the Company entered into a loan agreement with the same parties who purchased the Series B Preferred stock in 2000. The loan agreement  provides a facility for the Company to borrow up to $695,574 by issuing an 8% convertible note which is due in full on
     May 31, 2004. Quarterly interest payments are required to be made beginning on September 30, 2001. The Lender has the option of converting the notes at any time into the Company's common stock at a conversion price equal to 75%
     of the average of the three (3) lowest closing bid prices for the common stock for the thirty (30) consecutive trading days immediately preceding the conversion date. In order to secure this credit facility, Mr. Howson and Ms. Will signed personal guarantees and provided certain collateral to the Lenders. The Company borrowed $301,350 under this loan facility through
     June 30, 2001.  The Company established a $100,450 beneficial conversion feature discount due to the discount from market price upon conversion. The
     Company immediately amortized the $100,450 beneficial conversion feature discount as an interest rate adjustment because the loan facility is immediately convertible.

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

     (9)  Going Concern  As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $8,014,959 since inception.  At June 30, 2001, the Company reflects negative working capital of approximately $742,000.  These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.  The ability of the company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the
     Company is unable to continue as a going concern.  The Company has retained the services of a registered broker/dealer and is in negotiations with investment groups to raise additional capital.

     During the second quarter of 2001, the Company entered into a loan agreement with the same parties who purchased the Series B Preferred stock in 2000. The loan agreement provides a facility for the Company to borrow up to $695,574 by issuing an 8% convertible note which is due in full on
     May 31, 2004. Quarterly interest payments are required to be made beginning on September 30, 2001. The Lender has the option of converting the notes at any time into the Company's common stock at a conversion price equal to 75%
     of the average of the three (3) lowest closing bid prices for the common stock for the thirty (30) consecutive trading days immediately preceding the conversion date. In order to secure this credit facility, Mr. Howson and Ms. Will signed personal guarantees and provided certain collateral to the Lenders.