Form 10QSB/A
period 2001-06-30
IPVOICE COMMUNICATIONS INC
filed 2001-08-14
CIK 1092083

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB/A

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

Date August 14, 2001                  IPVoice Communications, Inc. (Registrant)

                                      /s/Barbara S. Will
                                      Barbara S. Will
                                      Director, President and Chief Operating
                                            Officer

                                      /s/James Howson
                                      James Howson
                                      Chairman, Chief Executive Officer

                                      /s/Dennis A. Surovcik
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