Form 10QSB
period 2001-09-30
IPVOICE COMMUNICATIONS INC
filed 2001-11-19
CIK 1092083

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
  ACT OF 1934

                    For the quarter ended September 30, 2001

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

                  Yes      X                                         No

     As of September 30, 2001, there are 27,728,315 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1.           Financial Statements.
---------------------------------------

The Condensed Consolidated Financial Statements of IPVoice Communications, Inc.
for the period ending September 30, 2001 are unaudited and are attached and incorporated by this reference as Item 1.

Item 2.           Management's Discussion and Analysis of Results of Operations
-------------------------------------------------------------------------------
                  and Plan of Operations.
                  -----------------------

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

Results of Operations

Comparison of Three Months Ended September 30, 2001 and 2000

Overview

The Company is in the development stage. From its inception, the Company has incurred losses from operations. As of September 30, 2001, the Company had cumulative net losses totaling $8,723,000. We have only recently commenced operations of the IPVoice System and have not yet begun generating any significant revenues. We expect to continue to generate losses until our revenues increase.

Revenues

Revenues for the three-month periods ended September 30, 2001 and 2000 were
$6,487 and $6,220, respectively. Revenues for the nine months ended September
30, 2001 were $94,866 compared to $114,193 for the same period in the prior year. Gross profit for the quarters ended September 30, 2001 and 2000 were comparable. Gross profit for the first nine months of 2001 was $30,848 versus
$10,217 for the first nine months of 2000. The increase is gross profit is attributable to greater sales of the Company's telephony products in proportion to wholesale calling card sales.

Operating Expenses

Operating expenses for the three months ended September 30, 2001 were $301,663 compared to $995,125 for the third quarter of fiscal 2001. The net loss was
$367,889 and $979,809 for the three months ended September 30, 2001 and 2000, respectively.

Operating expenses for the three months ended September 30, 2001 decreased by about $693,000 versus the comparable period in 2000 primarily because all officers of the Company took pay reductions and significantly lower consulting costs. The net loss for the third quarter of 2001 decreased by $612,000 as compared to the third quarter of 2000 for the same reasons operating costs decreased.

Financial Condition, Liquidity and Capital Resources

At September 30, 2001, the Company had cash of $9,000 compared to $111,000 at
December 31, 2000. The Company is in the process of trying to secure additional funding from several sources to continue to sustain its operations.

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

The Company does not plan to make material investments into its products, sales and marketing research and development at this time . The Company anticipates increasing its number of employees over the next 12 months to include clerical and other administrative services, sales and technical personnel provided actual sales levels supports this expense.

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
------------------------------------

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
------------------------------------------------------------

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

                                       10

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
------------------------------------

In April 2000, J. Michael Scott began serving as the Vice President of Sales &
Marketing.

In June 2001, Michael V. Perry began serving as Corporate Counsel.

                                       11

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
---------------------------

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

                                       12

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date   November 16, 2001               IPVoice Communications, Inc. (Registrant)
       -----------------

                                       /s/ Barbara S. Will
                                       -----------------------------------------
                                       Barbara S. Will
                                       Director, President and Chief Operating
                                        Officer

                                       /s/ James Howson
                                       -----------------------------------------
                                       James Howson
                                       Chairman, Chief Executive Officer

                                       /s/ Dennis A. Surovcik
                                       -----------------------------------------
                                       Dennis A. Surovcik
                                       Acting Chief Financial Officer

                                       IPVoice Communications, Inc.

                                       (f/k/a IPVoice.com, Inc.)

                                       13

                                     ITEM I

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets- September 30, 2001 (Unaudited) ...............F-1

Consolidated Statements of Operations (Unaudited) .........................F-2

Consolidated Statements of Stockholders' Equity (Deficiency) (Unaudited) ..F-3

Consolidated Statements of Cash Flows (Unaudited)..........................F-4

Notes to Consolidated Financial Statements ................................F-5

                            (f/k/a IPVoice.com, Inc.)
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheets

                                            September 30, 2001  December 31, 2000
                                            ------------------    --------------
             ASSETS                            Unaudited

CURRENT ASSETS
   Cash                                        $       8,841      $      111,150
   Certificates of deposit - restricted                    -              25,619
   Accounts receivable                                21,220               2,145
   Inventory                                               -                   -
   Prepaid expenses and deposits                      69,011              93,916
                                               -------------      --------------
     Total current assets                             99,073             152,165
                                               -------------      --------------

FIXED ASSETS
   Computer equipment                                730,043             730,043
   Office equipment                                   50,454              50,454
   Furniture & fixtures                               47,740              47,740
                                               -------------      --------------
   Property & equipment, at cost                     828,237             828,237
   Less accumulated depreciation                    (256,871)           (172,047)
                                               -------------      --------------
   Property & equipment, net                         571,366             656,190
                                               -------------      --------------
INTANGIBLE ASSETS                                    260,959             240,000
                                               -------------      --------------

Total Assets                                   $     931,398      $    1,129,020
                                               =============      ==============

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accounts Payable
     Trade                                     $     619,541      $      526,252
     Officer                                         123,086               5,439
     Related party                                     4,000              41,075
   Accrued dividends                                 251,313             114,063
   Accrued interest - stockholders                     5,000               5,000
   Deferred revenue                                    6,465              10,500
                                               -------------      --------------
     Total current liabilities                     1,009,405             702,329
                                               -------------      --------------

LONG-TERM LIABILITIES
   Notes payable                                     900,260             385,950
   Capitalized leases                                198,260
                                               -------------      --------------
     Total long-term  liabilities                  1,098,520             385,950
                                               -------------      --------------
Total liabilities                                  2,107,925           1,088,279
                                               -------------      --------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

Senior convertible preferred stocks,
 $.001 par value, authorized 10,000,000 shares
 Series A, 200 and 1,150 issued and
 outstanding shares at September 30, 2001 and
 December 31, 2000
 Series B, 2,340 and 0 issued and outstanding
 shares at September 30, 2001 and
 December 31, 2000                                         3                   3
Common stock, $.001 par value, authorized
 50,000,000 outstanding; 27,728,315 and
 18,866,384 issued and outstanding
 shares at Septemver 30, 2001 and                     27,728              18,866
 December 31, 2000
Beneficial conversion feature discount               997,913             833,333
Additional paid-in capital                         7,605,540           6,019,085
Deficit accumulated in the development stage      (9,807,711)         (6,830,546)
                                               -------------      --------------
     Total stockholders' equity (deficiency)      (1,176,527)             40,741
                                               -------------      --------------
Total Liabilities and Stockholders'
   Equity (Deficiency)                         $     931,398      $    1,129,020
                                               =============      ==============

     The accompanying notes are an integral part of the financial statements

                                      F-1

                          IPVoice Communications, Inc.
                            (f/k/a IPVoice.com, Inc.)
                        (A Development Stage Enterprise)
                      Consolidated Statements of Operations

                                                                                                   Period from
                                                                                                 February 19, 1997
                                                                                                   (Inception)
                                 Three Months Ended September 30, Nine Months Ended September,       through
                                 -------------------------------- -----------------------------  ------------------
                                      2001             2000            2001           2000       September 30, 2001
                                 -------------------------------- -----------------------------  ------------------
                                   Unaudited        Unaudited       Unaudited       Unaudited        Unaudited

NET SALES                         $       6,487   $       6,220   $      94,866   $     114,193   $      594,774
COST OF SALES                                 -               -          64,018         103,976          484,237
                                  -------------   -------------   -------------   -------------   --------------
   Gross Profit                           6,487           6,220          30,848          10,217          110,537
                                  -------------   -------------   -------------   -------------   --------------

OPERATING EXPENSES
   Compensation
     Officers                            62,300         100,416       1,038,958         277,759        1,953,703
     Other                               95,030          85,860         474,350         182,770          906,277
     Consulting                          94,832         437,782         105,563         649,077        1,769,344
     Consulting - related party           4,000          74,031         489,280         430,225        1,216,096
   General and administrative            14,233         246,099         462,840         565,484        2,263,567
   Research and development               2,993               -          10,493          28,160          136,056
   Organizational expense -
     related party                            -               0               -               -           14,000
   Depreciation and amortization         28,275          50,937          84,824          98,639          256,871
                                  -------------   -------------   -------------   -------------   --------------
   Total operating expenses             301,663         995,125       2,666,308        ,232,114        8,515,914
                                  -------------   -------------   -------------   -------------   --------------
Loss from operations                   (295,176)       (988,905)     (2,635,460)     (2,221,897)      (8,405,377)
                                  -------------   -------------   -------------   -------------   --------------

OTHER INCOME (EXPENSE)
Interest expense                        (72,713)        (10,662)       (205,167)        (56,750)        (334,153)
Interest income                               -          19,758             712          37,268           64,997
Write-off of receivable                       -               -               -               -          (48,532)
                                  -------------   -------------   -------------   -------------   --------------
   Total other income (expense)         (72,713)          9,096        (204,455)        (19,482)        (317,688)
                                  -------------   -------------   -------------   -------------   --------------
Net Loss                          $    (367,889)  $    (979,809)  $  (2,839,915)  $  (2,241,379)  $   (8,723,065)
                                  =============   =============   =============   =============   ==============

Loss per common share, Basic      $       (0.02)  $       (0.05)  $       (0.13)  $       (0.13)

Number of weighted average common
 shares outstanding                  22,474,210      18,330,514      22,586,238      17,815,927
                                  =============   =============   =============   =============

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
Series B preferred stock dividend
2nd qtr. Beneficial Conversion
   Feature Discount
3rd qtr. -issuance of shares for
   interest                                              143,195                         143            8,443
3rd qtr. -Conversion of Series B
   Preferred Stock                         (50)        1,674,565                       1,675           (1,675)
Net loss
                                       ------------------------------------------------------------------------
BALANCE, 9/30/2001 ( Unaudited )         2,540        27,728,315       $     3      $ 27,728      $ 7,605,540
                                       ========================================================================

-Continued-

                                       Deficit
                      Beneficial      Accumulated              Total
     Stock            Conversion      During the           Stockholders'
  Subscription         Feature        Development             Equity
   Receivable          Discount          Stage             (Deficiency)

  $       -           $       -       $        -           $        -
          -                   -                -                 9,000
     (12,274)                 -                -                 1,726
          -                   -           (22,981)             (22,981)
--------------------------------------------------------------------------------
     (12,274)                 -           (22,981)             (12,255)
          -                   -                -                    -
          -                   -                -                    -
      12,274                  -                -                12,274
          -                   -                -               144,000
          -                   -                -                10,000
          -                   -                -                40,000
          -                   -                -                10,000
          -                   -                -                25,000
     (62,700)                 -                -                    -
          -                   -                -                47,300
          -                   -                -                59,500
          -                   -                -                41,250
          -                   -                -                15,000
          -                   -          (507,685)            (507,685)
--------------------------------------------------------------------------------
     (62,700)                 -          (530,666)            (115,616)
          -                   -                -               150,000
          -                   -                -               429,564
      60,000                  -                -                60,000
          -                   -                -                 4,600
          -                   -                -               296,000
          -                   -                -               175,000
       2,700                  -                -                 2,700
          -                   -                -                10,000
          -                   -                -                43,750
          -                   -        (1,973,834)          (1,973,834)
--------------------------------------------------------------------------------
         -                    -        (2,504,500)            (917,836)
         -                    -                -               386,000
         -                    -                -                74,063
         -                    -                -               730,778
         -                    -                -               146,000
         -                    -                -               120,000
         -                    -                -                18,514
         -                    -                -               678,751
         -               833,333               -             2,024,184
         -                   -                 -                    -
         -                   -                 -               273,000
         -                   -           (947,396)            (114,063)
         -                   -         (3,378,650)          (3,378,650)
--------------------------------------------------------------------------------
  $      -            $  833,333      $(6,830,546)         $    40,741
                                                               857,280
                                                                    -

                                                                28,568
                                          (93,375)             (93,375)
                         164,580                               164,580
                                                                 8,586
                                                                     0
                                       (2,839,915)          (2,839,915)
--------------------------------------------------------------------------------

  $      -            $  997,913      $(9,807,711)         $(1,176,527)
================================================================================

    The accompanying notes are an integral part of the financial statements

                          IPVoice Communications, Inc.
                            (f/k/a IPVoice.com, Inc.)
                        (A Development Stage Enterprise)
                      Consolidated Statements of Cash Flows

                                                                                                Period from
                                                                                             February 19, 1997
                                                                                                 (Inception)
                                                                Nine Months Ended June 30,         through
                                                           --------------------------------- --------------------
                                                                 2001              2000       September 30, 2001
                                                           --------------------------------- --------------------
                                                               Unaudited         Unaudited        Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $  (2,839,915) $   (2,241,379)    $  (8,723,065)
Adjustments to reconcile net loss to net cash used by
   Operating activities:
     Stock issued for services/deposits - related party         1,327,129         730,778         2,189,521
     Stock issued for services - other                            268,188         146,000         1,136,438
     Depreciation                                                  84,824          98,639           256,871
     Interest credited to certificate of deposit                        -          (1,252)           (1,768)
     Amortization of beneficial conversion feature discount       164,580               -           164,580

Changes in operating assets and liabilities:
     (Increase) decrease in inventory                                   -           7,586                 -
     (Increase) decrease  in accounts receivable                  (19,075)         93,550           (21,220)
     (Increase) decrease in prepaid expenses and deposits          24,905         (88,682)          (69,011)
     Increase (decrease) in accounts payable - trade               93,289        (114,901)           619,541
     Increase (decrease) in accounts payable - officers           117,647             280           123,086
     Increase (decrease) in accounts payable - related party      (37,075)        (17,071)            4,000
     Increase (decrease) in deferred revenue                       (4,035)         (7,821)            6,465
     Increase (decrease) in accrued payroll taxes                       -          (1,005)                -
     Increase (decrease) in accrued interest                            -          (6,690)            5,000
                                                           -----------------------------------------------------

Net cash used by operating activities                            (819,539)     (1,401,968)       (4,309,563)
                                                           -----------------------------------------------------

CASH FLOWS FROM INVESTING  ACTIVITIES:
     Purchase of certificate of deposit                                 -         (25,000)          (50,000)
     Maturity of cetificate of deposit                             25,619               -            51,768
     Purchase of property and equipment                                 -        (410,154)         (828,237)
     Purchase of intangibles                                      (20,959)       (199,972)         (260,959)
                                                           -----------------------------------------------------
Net cash used by investing activities                               4,660        (635,126)       (1,087,428)
                                                           -----------------------------------------------------

CASH FLOWS FROM FINANCING  ACTIVITIES:
     Proceeds from notes payable                                  712,570               -         1,857,970
     Common stock issued for cash                                       -         598,577         1,524,803
     Professional services in connection with Tender Offer              -         (80,699)          (80,699)
     Preferred stock issued for cash, net of expenses                   -       2,084,371         2,028,784
     Proceeds from stock subscription receivable                        -               -            74,974
                                                           -----------------------------------------------------

Net cash provided by financing activities                         712,570       2,602,249         5,405,832
                                                           -----------------------------------------------------

Net increase (decrease) in cash and equivalent                   (102,309)        565,155             8,841

CASH, beginning of period                                         111,150          98,592                 -
CASH, end of period                                        $        8,841 $       663,747    $        8,841
                                                           =====================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid in cash                                 $        3,436 $        63,440    $      127,422
                                                           =====================================================

Non-Cash Financing Activities:
     Conversion of debt to common stock due to Tender
      Offer                                                $            - $       759,450    $      759,450
                                                           =====================================================

     Series B preferred stock dividend                     $      137,250 $       673,668    $    1,084,646
                                                           =====================================================

     Issuance of common stock for warrants                 $            - $             -    $         700
                                                           =====================================================

     Common stock issued to pay interest                   $       37,154 $             -    $      37,154
                                                           =====================================================

     Donated capital - related party                       $            - $             -    $        9,000
                                                           =====================================================

     Inventory transferred to property and equipment       $            - $             -    $      152,980
                                                           =====================================================

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

     h)  Intangibles.  In the second quarter of 2000, the Company engaged a law firm for the preparation and filing of the required applications for rates and tariffs with the state regulatory authorities in 48 continental United
     States, Hawaii, the District of Columbia and the U.S. FCC at a total cost of over $260,000, in accordance with APB 17.  The Company intends to amortize this cost over a twelve-month period beginning with the initiation of operations, as these rates and tariffs are renewed on an annual basis.

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

     i) Interim financial information  The financial statements for the nine months ended September 30, 2001 and 2000 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature.
     The results for the nine months are not indicative of a full year results.

(2)  Stockholders' Equity The Company has authorized 50,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance.  The Company had 27,728,315 and
     18,866,384 shares of common stock issued and outstanding at September 30,
     2001 and  December 31, 2000, respectively.  The Company had 200 and 1,150 shares of Series A preferred stock issued and outstanding at September 30,
     2001 and December 31, 2000, respectively.  The Company had 2,340 and 2,500 shares of Series B preferred stock issued and outstanding at September 30,
     2001 and December 31, 2000, respectively.  In February 1997, the Company issued 9,000,000 shares to its founder for services rendered to the Company valued at par value, or $9,000.  In March 1997, the Company completed a
     Regulation  D Rule 504  Placement for 1,400,000 shares in exchange for
     $14,000 cash.

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

(3) Income Taxes  Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting  purposes.  The Company had net operating loss carry-forwards for income tax purposes of approximately $8,723,000, which expire beginning December 31, 2117. There may be certain limitations on the
     Company's ability to utilize the loss carry-forwards in the event of a change of control, should that occur.

     The amount recorded as a deferred tax asset, cumulative as of June 30,
     2001, is $3,489,000, which represents the amount of tax benefits of the loss carry-forwards.  The Company has established a valuation allowance for this deferred tax asset of $3,489,000, as the Company has no history of profitable operations.  The significant components of the net deferred tax asset as of September 30, 2001 are:

           --------------------------------- --- -------------------
           Net operating losses                      $3,489,000
           --------------------------------- --- -------------------
           --------------------------------- --- -------------------
           Valuation allowance                       (3,489,000)
           --------------------------------- --- -------------------
           --------------------------------- --- -------------------
           Net deferred tax asset                        $0
           --------------------------------- --- ===================

 (4) Related Parties  At September 30, 2001 and December 31, 2000, the Company
     owed officers $123,086 and $5,439, respectively for reimbursement of expenses paid on behalf of the Company and unpaid salaries.  These amounts are reflected in Accounts Payable - Officer.  At December 31, 2000, the
     Company owed two shareholders $41,075 for consulting services performed and reimbursement of expenses paid on behalf of the Company.  Both amounts were repaid by the Company in the first half of fiscal 2001.  Total consulting fees incurred by two shareholders during the year ended December 31, 2000 amounted to $404,525.  Consulting fees amounting to $29,500 and $104,925, respectively were paid to an officer during the nine months ended September
     30, 2001 and year ended December 31, 2000.

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

     During the course of the audit of the SatLink 3000, Inc.  1998 financial statements,certain information was disclosed to the Company. Based on this information, the Board of Directors elected, on October 29, 1999, to rescind the acquisition transaction ab initio. The Board also nullified the acquisition and employment agreements with the President and Chief
     Executive Officer of SatLink 3000, Inc. These transactions are being treated as if they never occurred, except for the assumption of an office space lease and the write off of a receivable of $48,532.

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

     During the second quarter of 2001, the Company entered into a loan agreement with the same parties who purchased the Series B Preferred stock in 2000. The loan agreement provides a facility for the Company to borrow up to $695,574 by issuing an 8% convertible note which is due in full on
     May 31, 2004. Quarterly interest payments are required to be made beginning on September 30, 2001. The Lender has the option of converting the notes at any time into the Company's common stock at a conversion price equal to 75%
     of the average of the three (3) lowest closing bid prices for the common stock for the thirty (30) consecutive trading days immediately preceding the conversion date. In order to secure this credit facility, Mr. Howson and Ms. Will signed personal guarantees and provided certain collateral to the Lenders. The Company borrowed $514,311 under this loan facility through
     September 30, 2001.  The Company established a $164,580 beneficial conversion feature discount due to the discount from market price upon conversion.  The Company immediately amortized the $164,580 beneficial conversion feature discount as an interest rate adjustment because the loan facility is immediately convertible.

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

     f) Stock option plan  In December 1999, the stockholders adopted an executive incentive plan the "Option Plan" or "2000 Executive Incentive
     Plan") under which 1,000,000 shares of common stock are reserved for grants under the Option Plan.  The Option Plan took effect on January 1, 2000 and terminates on December 31, 2005.  Options granted under the Option Plan may qualify as "incentive stock options" as defined in Section 422 of the
     Internal Revenue Code of 1986, as amended, and become exercisable in accordance with the terms approved at the time of the grant.  To be eligible, a grantee must be an employee, officer, director, or consultant of the Company.  It is intended that all options be granted at fair market value on a particular date determined by the Compensation and Option
     Committee of the Board of Directors.  As of December 31, 2000 and September
     30, 2001, outstanding options to purchase 305,000 and 235,000 shares, respectively, were granted to 7 employees and a director at an exercise price of $1.21 per share.

(9)  Going Concern As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of over $8,700,000 since inception.  At September 30, 2001, the Company reflects negative working capital of approximately $910,000. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.  The ability of the company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company has retained the services of a registered broker/dealer and is in negotiations with investment groups to raise additional capital.

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

