Form 10KSB
period 2001-12-31
IPVOICE COMMUNICATIONS INC
filed 2002-04-15
CIK 1092083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2001

                        Commission file number: 333-59462

                          IPVOICE COMMUNICATIONS, INC.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

               Nevada                                       650729900
          -----------------                           -------------------
     State or other jurisdiction of                     I.R.S. Employer
     incorporation or organization                     Identification No.


                       7585 East Redfield Road, Suite 202
                            Scottsdale, Arizona 85260
               ---------------------------------------------------
                     (Address of principal executive office)


                                 (480) 948-1895

                                 --------------
                 (Issuer's telephone number including area code)

Securities registered pursuant to Section 12(g) of the Act:

    Title of each class            Name of each exchange on which registered
    -------------------            -----------------------------------------
         Common Stock                   Over-the-Counter Bulletin Board

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          [X]  Yes     [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the Common stock of the Registrant as of April 4th, 2002 is $1,258,250 based upon the most recent price at which the Registrant's common equity was sold.


  APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Not Applicable
                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of April 4, 2002, we had 39,714,479 shares of our common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
We have incorporated by reference our Form SB-2 Registration Statement and all amendments thereto which was filled on August 21, 2000 and amended on November 14, 2000 and February 12, 2001.

Transactional Small Business Disclosure Format (check one)
Yes         No X
   ---        ---

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2001




                                     PART I

Item 1.     Description of Business............................................3
Item 2.     Description of Property...........................................10
Item 3.     Legal Proceedings.................................................11
Item 4.     Submission of Matters to a Vote of Security Holders...............12


                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters..........12
Item 6.     Management's Discussion and Analysis or Plan of Operation.........17
Item 7.     Financial Statements..............................................20
Item 8.     Changes in and Disagreements With Accountants on Accounting
               and Financial Disclosure.......................................21


                                                               PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
               Compliance With Section 16(a) of the Exchange Act..............21
Item 10.    Executive Compensation............................................23
Item 11.    Security Ownership of Certain Beneficial Owners
               and Management.................................................24
Item 12.    Certain Relationships and Related Transactions....................25
Item 13.    Exhibits and Reports on Form 8-K..................................26

                                     PART I

Forward-Looking Statements:

This annual report on Form 10-KSB contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the
Securities Exchange Act of 1934. IP Voice Communications, Inc. is referred to herein as "we" or "our". The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including the risk factors set forth below and elsewhere in this report (See Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 6) Statements made herein are as of the date of the filing of this Form 10-KSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. We expressly disclaim any obligation to update any information or forward looking statements contained in this Form 10-KSB, except as may otherwise be required by applicable law.

Item 1. Description of Business
Business Development.
We were incorporated in the state of Nevada on February 19, 1997, as Nova Enterprises, Inc., to develop and produce our unique proprietary software solutions for use in Internet Telephony (hereafter referred to as "IP Telephony"). On January 31, 2001, we changed our name to IPVoice Communications, Inc. in connection with our acquisition of 100% of the issued and outstanding shares of the common stock of IPVoice Communications, Inc., a Delaware corporation. We were the surviving company in the transaction; as a result, IPVoice Communications, Inc. of Delaware ceased to exist. Our officers and directors resigned and were replaced by the officers and directors of the Delaware incorporated IPVoice Communications, Inc. This transaction was accounted for as a reorganization of IPVoice Communications, Inc.

In May 1999, we changed our name to IPVoice.com, Inc.; then, in January of 2001, we changed our name back to name to IPVoice Communications, Inc.

Since our incorporation, our efforts have been devoted to research and development of our IP Telephony software and expansion of our product line. Our IP Telephony software enables unique converged communication services and operational network efficiencies for use in Internet Protocol telephone applications, such as telephone, facsimile, data, images and video over the Internet. Our overall strategy is to deliver clearly differentiated communication products at competitive prices.

In the first quarter of 1999, we began deploying a global Voice-over-Internet Protocol (VoIP) network to deliver differentiated communication products direct to consumers worldwide. In conjunction with our effort to accelerate our market presence in this area, we established global joint marketing and product distribution relationships; however, this marketing/distribution rollout was followed up by the market-wide technology t turndown in March of 2000, which negatively impacted consumer confidence in development stage technology start-up companies, including our business. As a result, we discontinued all of our products and services in our fourth quarter of 2001, which included all our agency agreements for the sale of our long distance, gateways and other products, and we were unable to establish a sustainable revenue momentum through 2001.

We have never been the subject of a bankruptcy, receivership or similar proceeding.

Our principal executive offices are located at 7585 East Redfield Road, Suite 202, Scottsdale, Arizona 85260. Our telephone number is 480-948-1895

Current Corporate Strategy
We currently market our products and services through our relationship with Vergetech, Inc., a privately held Texas Corporation, and Internet providers on a limited basis. We plan to update our web page at www.IPVoice.com which will describe our existing as well as our anticipated new products and services. In addition, our website will have the ability to receive and process orders.

In approximately the fourth quarter of 2001, we began to reorganize and decrease our overhead expenses, while still pursuing our overall strategy of marketing our founding proprietary IP Telephony software in the converged communications industry. By the end of the year 2001, we had dismissed seven of our employees. We now operate with only three employees: our Chairman of the Board/Chief Executive Officer, James K. Howson; Barbara Will, our President and a Director; and Lillian Reed, our Executive Administrative Assistant.

Our strategy is to overcome the prevailing consumer resistance to new technologies, by addressing the consumer shift to increased community, business and individual security measures. We plan to package our IPVoice(TM) proprietary IP Telephony software with recognized industry brand names and lead sales efforts with offerings that improve overall security through the integration of enhanced communication technologies.

Our management believes that the most efficient means to enhance our ability to generate revenues and improve our management expertise and operational capacity is to acquire branded communications industry companies. We believe that this will accelerate strategic research and development of our software and the sale of branded products and services. Consistent with this business strategy, we have identified a systems integration firm with branded channel relationships, Vergetech, Inc. ("VTI"), a privately held Texas Corporation. VTI is a profitable communications industry technology services firm founded in 1997 and headquartered in Dallas, Texas.

Subsequent to our fiscal year end at December 31, 2001, on January 25, 2002, we entered into an Agreement and Plan of Merger with VTI. This agreement is subject to certain conditions being satisfied prior to closing. In the event that merger occurs, the VTI shareholders will hold fifty percent (50%) of our outstanding common stock. We anticipate that we will complete the merger with VTI in April of 2002.

We intend to combine our operations with VTI on a consolidated basis at their headquarters facility in Dallas, Texas. Mr. Philip Verges, the President, Chief Executive Officer and Director of VTI will become our Chief Executive Officer and a Director, while our President, Ms. Barbara Will, will retain her position as our President and a Director. We will also appoint five people from VTI's Board of Directors to our Board.

Our future plans of acquiring companies that have businesses complementary to us, including the merger with VTI, involves various risks to our future business operations and financial condition. If we fail to perform adequate due diligence, we may acquire a company or technology that: (a) is uncomplimentary to our business; (b) is difficult to assimilate into our business; (c) subjects us to possible liability for technology or product defects; or (d) involves substantial additional costs exceeding our estimated costs. In addition: (a) we may spend significant funds conducting negotiations and due diligence regarding a potential acquisition that may not result in a successfully completed transaction; (b) we may be unable to negotiate acceptable terms of an acquisition; (C) if financing is required to complete the acquisition, we may be unable to obtain such financing; and; (d) negotiating and completing an acquisition as well as integrating the acquisition into our operations, will divert management time and resources away from our current operations and increase our costs.

Our  Principal  Products/Services/Distribution  Methods  and  Markets:
We are a product reseller and integrator for Cisco Products under Vergtech Inc. through which we offer:

Voice mail and messaging services;
Prepaid long distance calling card  services;
Corporate  long  distance,  fax and data  networking  services;
E-commerce communications services for businesses selling products and services over the Internet;
Intelligent Contact Management;  and
Wireless features, long distance and applications.

Revenue/Products Breakdown:
We intend to target our revenues in the following product areas:
Software licensing;
Long distance, both domestic and international;
Technical independent consulting; and
Security.

Our Customers:
We intend to have the following (4) major types of customers:
Low-end residential customers;
National corporations such as Comp USA, American Express, and Citibank; Government (domestic and foreign); and
Hospitality (hotels, hospitals, etc.).

Our Billing Practices:
On most long distances, we provide services on a prepaid basis. We also offer real-time billing. Real-time billing allows the customer to secure reports on the volume of call, locations called, exact amount owed and other features. We also offer major customers weekly and monthly billing, if they post letters of credit.

Geographic Markets:
Our target markets are located domestically in all fifty states.

Marketing: We plan to partner with branded providers to integrate their systems into a consolidated package representing a single value proposition for direct marketing. In addition, we plan to operate under programs which we have developed such as the Truepartners program overall strategy which allows branded companies to protect recurring revenues and permits us to obtain brand name and sales pipeline leverage.


Competitive Business Conditions:

The  Internet  based   communications   software  products  industry  is  highly
competitive and varied. Most of our existing and potential competitors have financial, personnel, marketing, customer bases and other financial resources significantly greater than ours. Among our various competitors are:
Worldcomm;
MCI;
Cicso; and
Lucent Technologies.

These competitors have the flexibility to introduce new service and pricing options that may be more attractive to our existing as well as our future potential customers. As a result, these competitors have greater growth and profit potential than we do.

We will attempt to overcome the competitive advantages of our competitors by pursuing our new strategy of acquiring businesses that are complementary to our own and which provide us with brand name recognition.

Sources and Availability of Raw Materials: We do not use raw materials in our business.

Suppliers:
Our principal suppliers and the supplier of Vergetch are provided below:
IPVoice                                            Vergetech
Level 3                                            Cisco
XO                                                 Sun Microsystems
UUNet                                              Mira point
Broadwing                                          CMG
Packetport                                         Novell
Gulf coast

Dependence on Major Customers:
During 2001, we were not dependent upon a few or a single major customer. During 2001, no single customer accounted for more than 10% of our revenues.


Patents, Trademarks and Licenses:
We do not hold and have not applied for any patents.

We have filed for service mark protection with the United States Patent and Trademark Office for the following marks:
IPVoice,
MultiCom,
AuditRite,
TrueConnect,
TruePartner,
4Com, ICB Connect,
IP Jack-in-the-Box (stylized mark),
COMMUNICATIONS OUT OF THE BOX,
IPVoice.net,
IPVoice.com,
FLAT5,
FLAT25, and
4X4.

The applications were filed between August 1998 and early 2001. To date, the following marks have been accepted for registration: MultiCom; TrueConnect; 4Com; IP Jack-in-the-Box; and FLAT25. Various office actions have been issued and responses filed. We cannot predict when, if ever, registration will be granted on any or all of our applications.

Regulatory Matters:
Federal.
We have no current domestic license with the Federal Communications Commission ("FCC"). We use the Internet for transmission of long distance telephone calls. Presently, the FCC does not regulate companies that provide IP telephony services as common carriers or telecommunications service providers. Notwithstanding the current state of the rules, the FCC's potential jurisdiction over the Internet is broad because the Internet relies on wire and radio communications facilities and services over which these regulatory authorities have long-standing authority.

We have requested our C-LEC and IXC status in the U.S. A C-LEC designation permits the resale of local telecommunications services and an IXC designation, which stands for InterExchange carrier, allows for the resale of long distance telecommunications services. We also have received a 214 international license from the FCC for international long distance service.

In Canada, the Canadian Radio-Television and Telecommunication Commission determined in 1998 that IP telephony services providers must pay local contribution charges for calls terminating on local telephone networks, while those calls that originate and terminate on computers are not subject to these charges. Canada regulatory authorities may in the future make a determination to apply international call termination fees or otherwise tariff IP telephony.

We also will be required to comply with the regulations regarding the operation of our business in several foreign jurisdictions and will be subject to compliance with the requirements of the authorities of these locales regarding the establishment and operation of our business.

State.
We are subject to varying levels of regulation in the states in which we currently anticipate providing intrastate telecommunications services. The vast majority of the states require us to apply for certification to provide intrastate telecommunications services, or at least to register or to be found exempt from regulation, before commencing intrastate service. The majority of states also require us to file and maintain detailed tariffs listing our rates for intrastate service. We have started the process of filing in every state.

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

We currently are not subject to any State regulation with respect to our Internet related services. However, there can be no assurances that we will not be subject to such regulations in the future. Additionally, we are not aware of any pending legislation that would have a material adverse affect on our operations.

As we expand our efforts we must remain attentive to relevant federal and state regulations. FCC rules prohibit switching a customer from one long distance carrier to another without the customer's consent and specify how that consent can be obtained. Most states have consumer protection laws that further define the framework within which our marketing activities must be conducted. We intend to comply fully with all laws and regulations; however, the constraints of federal and state restrictions could impact the success of direct marketing efforts and otherwise increase our costs of doing business.

Future Regulation:
Due to the increasing popularity and use of the Internet, it is possible that additional laws and regulations may be adopted with respect to the Internet, covering issues such as:

content,
privacy,
access to adult content by minors,
pricing,
bulk e-mail,
encryption standards,
consumer protection,
electronic
commerce,
taxation,
copyright infringement, and
other intellectual property issues.

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

As our services are available over the Internet in multiple states and foreign countries, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state and foreign country. New legislation or the application of laws and regulations from jurisdictions in this area could have a detrimental affect upon our business.

Research and Development:
Since our inception we have spent $142,509 on research and development. During 2001, we spent $16,946 on research and development.

Employees: We currently have one part time employee and two full-time employees, as follows: (a) Barbara Will, our President and a Director; and (b) Lillian Reed, an administrative assistant. (c) James Howson, our Chief Executive Officer and Director, provides services to us on an as-needed part-time basis as a consultant.

Over the next twelve months, we do not plan to add any additional employees; however, if our merger with VTI is successfully completed, our combined operations should result in 30 additional employees. None of these employees are represented by a labor union for purposes of collective bargaining. We consider our relations with our existing employees to be satisfactory.

Reports to Security Holders:
We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and copy these reports and other information we file at the Securities and Exchange Commission's public reference rooms in Washington, D.C., New York, New York, and Chicago, Illinois. Our filings are also available to the public from commercial document retrieval services and the Internet website maintained by the Securities and Exchange Commission at www.sec.gov.

Item 2. Description of Property.
During the year end December 31, 2001, we operated out of approximately 6,710 square feet of leased facilities located at 7585 East Redfield Road, Suite 202, Scottsdale, Arizona 85260. Our telephone number is (480) 948-1895. Our lease expires on July 31, 2003. Our monthly rental payments are $10,797.50 until July 30, 2002. From August 1, 2002 to July 31, 2003 our lease payments are

$11,749.56. Under the terms of our lease, we are required to pay a percentage share of the building impositions and operating expenses. Our percentage share of the expenses is an amount equal to the amount by which, if any, the property's operating expenses exceed the annual operating expense base, plus any amount by which the property's impositions exceed the annual imposition base. Our percentage share is 25.29%.

We do not own any property or intend to have any property in the future. We do not intend to renovate, improve or develop properties. We are not subject to any competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.
We are presently engaged in various legal actions as indicated below. We cannot determine at this time whether any liability or damages will be imposed against. We have no insurance coverage for any damages that may be awarded against us. Should any damage awards be rendered against us, they may have a material adverse affect on our operations and financial condition.

Pending Proceedings.
On December 22, 1999, Peter Stazzone, our former Secretary and Treasurer, filed a lawsuit against us in the Superior Court of the State of Arizona, County of Maricopa, Case No. CV 99-22828, alleging various causes of action against us, including breach of an employment contract with us, breach of fiduciary duty, tortious interference, and intentional and negligent misrepresentation. Mr.
Stazzone seeks his salary, liquidated damages, award of stock and options, interest and attorneys fees. We intend to vigorously defend this action.

On December 17, 1999, Satlink 3000, doing business as Independent Network Services ("INS"), filed a lawsuit against us in Superior Court of the State of Arizona, County of Maricopa, No. CV 99-22560, alleging breach of contract, and other causes of action seeking actual and punitive damages as a result of the rescission of our merger with INS. We intend to vigorously defend this action.

On April 25, 2000, Michael McKim filed a lawsuit against us in the United States District Court, for the Western District of Kentucky, at Louisville, 3:00CV-229-H, alleging breach of an employment contract with us and fraud. Mr. McKim was formerly our Vice President of Research and Development and a member of our board of directors. We filed a counterclaim against Mr. McKim alleging that during the course of his employment, Mr. McKim engaged in intentional misrepresentation, breach of fiduciary duty and intentional interference with business relationships. We intend to vigorously defend this action as well as pursue the counterclaim actions against Mr. McKim.

We are not aware of any contemplated legal proceeding by a governmental authority in which we may be involved.

Item 4. Submission of Matters to a Vote of Security Holders.
On April 26, 2001 a majority of the holders of our common stock approved an amendment to our Articles of Incorporation to increase the number of shares of our common stock that we are authorized to issue to 100,000,000 shares. The amendment to our Articles of Incorporation was effective on April 26, 2001. Prior to this amendment we were authorized to issue 10,000,000 shares of common stock.

On January 30, 2001, a majority of the holders of our common stock approved an amendment to our Articles of Incorporation to change our name from IPVoice.com, Inc to our prior name IPVoice Communications, Inc.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
Our common stock has and is currently quoted on the Over the Counter Bulletin Board ("OTCBB") under the symbol "IPVC" since July 1998. The high, low and average bid information for each quarter for the two most recent fiscal years is presented below. The quotations are interdealer prices without adjustment for retail markups, markdowns or commissions and do not necessarily represent actual transactions. These prices may not necessarily be indicative of any reliable market value. On April 4, 2002, the last reported sale price of the common stock on the OTCBB was $0.04 per share.


           Quarter                   High      Low     Average

      2000

      First Quarter.              $  4.81    $  2.00   $ 3.37
      Second Quarter              $  3.19    $  1.00   $ 1.80
      Third Quarter.              $  1.69    $  0.44   $ 1.05
      Fourth Quarter              $ .75      $   .25   $  .43


      2001
      First Quarter               $   .51    $   .17  $   .35
      Second Quarter              $   .28    $   .09  $   .17
      Third Quarter               $   .11    $   .03  $   .05
      Fourth Quarter              $   .11    $   .01  $   .03

Holders.
As of December 31, 2001, we had 29,214,471 shares of our common stock outstanding held of record by 125 holders of record. As of April 4, 2002, we had 39,714,479 shares of our common stock outstanding held of record by 131 holders of record. We currently have one class of common stock outstanding.


Dividends.
We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business operations. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.

Recent Sales of Unregistered Securities:
On October 20, 1998, we entered into an agreement with International Investment Partners, Ltd., an Irish corporation, to provide financial, consulting and advisory services over a three-year period in exchange for the issuance of 350,000 shares of common stock at an agreed value of $35,000, the grant of warrants to purchase an additional 1,600,000 shares of the common stock exercisable without time limitation at an exercise price of $0.06 per share, the grant of warrants to purchase an additional 350,000 shares of common stock exercisable without time limitation at an exercise price of $3.90 per share and, in consideration of $100 cash, the grant of warrants to purchase up to 5% of our common stock on a fully-diluted basis at a price of $1.00 per share.

In January of 1999, we issued 93,760 shares of our common stock to International Investment Partners Ltd. Ireland. International Investment Partners Ltd. Ireland received 93,760 shares of common stock in lieu of payment for $14,064 for services rendered. International Investment Partners Ltd. Ireland exercised its warrant to purchase 1,600,000 shares in April 1999 at an exercise price of $96,000. Regarding the warrant to purchase up to 5% of our common stock, during the period from January through April 14, 2000, International Investment Partners Ltd. Ireland purchased 506,000 shares of common stock at an exercise price of $506,000.

Effective May 31, 2000, our agreement with International Investment Partners Ltd. Ireland terminated, which excused International Investment Partners Ltd. Ireland from providing any further services and discontinued our obligation to make monthly payments for such services. In addition, International Investment Partners Ltd. Ireland, agreed to exchange both outstanding warrants for 700,000 shares of common stock. International Investment Partners Ltd. Ireland is an accredited investor and a foreign purchaser. In connection with the initial issuance of 243,760 shares of common stock and the warrants and the exercise of the warrant for 1,600,000, we relied upon Section 3(b) of the Act and Rule 504. A Form D was filed with the SEC. In connection with the issuance of 106,240 shares of the initial common stock, the shares of common stock in April 1999, and the shares of common stock upon exercise of the 5% warrant, we relied on
Section 4(2) of the Act and Rule 506. A Form D was filed with the SEC. In connection with the exchange of the outstanding warrants for common stock, we relied on Section 3(a)(9) of the Act. We believe we could also have relied on Regulation S for these offers and sales.

On October 13, 1998, we entered into a consulting agreement with Insidestock.com, Inc. to provide media relations services and consulting advice to us for a one-year period in exchange for the issuance of 275,000 shares of common stock valued at $27,500 and the grant of warrants to purchase an additional 155,000 shares of common stock exercisable for a period of one year at a price of $0.645 per share. Insidestock.com, Inc. exercised its warrant to purchase 155,000 shares on April 30, 1999 at an exercise price of $100,000. In connection with the issuance of the common stock and warrants, we relied upon
Section 3(b) of the Act and Rule 504. A Form D was filed with the SEC.

From December 1998 through January 1999, we offered 1,000,000 shares and sold 990,425 shares of our common stock to eight existing stockholders for $134,500 cash and $14,064 of services provided by International Investment Partners Ltd. Ireland as described above. For this offering, we relied upon Section 3(b) of the Act and Rule 504. A Form D was filed with the SEC.

From February 1999 through May 1999, we sold forty-six units to twenty-four investors for $1,150,000 cash. Each unit consisted of (i) a note payable in two years with an option for us to extend it for an additional two years in the principal amount of $24,900 bearing interest at 9% per annum payable quarterly in cash or, at our option, in shares of common stock; (ii) a warrant to purchase 18,750 shares of common stock exercisable during the period in which the note is outstanding at an exercise price equal to 125% of the average closing price of the stock for the thirty trading days immediately prior to February 1, 1999, which warrants contain piggy-back registration rights; and (iii) twenty-five of our Senior Convertible preferred shares. In the event of a default in repayment of the notes, all outstanding Senior Convertible preferred shares shall be converted into common stock in an amount which will equal 51% of the issued and outstanding shares, warrants and options. For such offering, we relied upon
Section 4(2) of the Act and Rule 506. Several of the investors were existing stockholders. We believe the purchasers were all accredited investors; however, every purchaser received a February 1, 1999 Private Offering Memorandum that provided business and financial information about us. A Form D was filed with the SEC.

Between April 20 and May 19, 2000, we made a tender offer for the outstanding units pursuant to which we issued 543,876 shares of common stock in exchange for the surrender of $753,450 in notes, warrants to purchase 571,875 shares of common stock, and 950 shares of Senior Convertible preferred stock. Additionally, three warrant holders have exercised 93,750 warrants at a price of $0.9875 per share of common stock. The tender offer was made in reliance upon
Section 3(a)(9) of the Act. A tender offer statement was filed with the SEC on April 21, 2000.

Between March 4 and April 2, 1999, we offered 1,250,000 shares at $0.40 per share. We sold 875,000 shares of common stock to one accredited investor for $350,000 cash.

At the same time, we entered into a consulting agreement with Buying Power Network ("BPN") to provide financial public relations consulting services to us for which we agreed to pay $40,000 for the first month, $30,000 for the second month and $25,000 for the third, payable in shares of our common stock. The contract term was through September 1999 and has expired without renewal. In exchange for services rendered by BPN, we issued 100,000 shares of common stock, valued at $40,000, to Joyce Research Group, of which BPN is a division. For the fourth, fifth and sixth months of the contract, we granted Joyce Research Group options to purchase 150,000 shares of our common stock at an exercise price equal to 60%, 65% and 70% of the market price, respectively.

We also entered into a marketing agreement with Benae International, Inc. to market our telephony services and to register a minimum of one hundred customers in the thirty cities in which we plan to offer telephony services within twelve months in exchange for 200,000 shares of our common stock valued at $80,000. The shares are to be returned to us if the minimum is not met. For this offering, we relied upon Section 3(b) of the Act and Rule 504. A Form D was filed with the SEC.

On April 1, 1999, we entered into a marketing and advertising agreement with Netgenie.com ("ING") to provide marketing services to a minimum of 75,000 customers in thirty cities designated by us within a twelve month period in exchange for 100,000 shares of our common stock, which shares must be returned if NG fails to deliver a minimum of eight cities for a total of 75,000 customers. In addition, NG could have earned performance bonuses of: 50,000 shares if eight cities are delivered within ninety days of execution; 50,000 shares if fifteen cities are delivered within one hundred fifty days; and 10,000 shares for each additional city thereafter before December 31, 1999 up to thirty cities. Further, NG was granted warrants to purchase 30,000 shares of our common stock exercisable for a period of two years at an exercise price of $2.50 per share for every block of 5,000 pre-registered customers up to 75,000 pre-registered customers in a twelve month period. NG did not satisfy any of the incentive performance criteria and the right to acquire the additional shares or exercise the warrants has expired. In connection with negotiating the agreement and identifying the services to be performed by NG, we provided NG with access to all of our records and discussed in detail the provision of our business plan. For such offering, we relied upon Section 4(2) of the Act and Rule 506. A Form D was filed with the SEC.

On April 7, 1999, we entered into a share exchange agreement with Satlink 3000, doing business as Independent Network Services ("INS"). We exchanged 250,000 shares of our Redeemable Convertible preferred stock valued at $500,000 for all of the outstanding capital stock of INS. INS had only seven shareholders, most of which we believe were accredited investors. Such Redeemable Convertible preferred stock contains 1-for-1 conversion rights after one year and is redeemable at $2.00 per share. Prior to the closing of the share exchange, INS was given full access to our books, records and business plan. INS conducted an on-site due diligence examination with full opportunity to review documents and ask questions of our management. The president of INS, Peter M. Stazzone, remained with the company as the president of the subsidiary. At the time of the exchange, Mr. Stazzone became our Secretary, Treasurer and Chief Financial Officer under an employment agreement. Also at the time of the exchange, Mr. Stazzone received 50,000 shares of our Redeemable Convertible preferred stock. Pursuant to an employment agreement, Mr. Stazzone received 200,000 shares of our common stock, a stock bonus of 100,000 shares of common stock deemed earned on the date of a share exchange agreement, but to be delivered on the earlier of:
(i) the first anniversary date of his employment; or (ii) Mr. Stazzone's termination, and options to purchase an additional 200,000 shares of common stock exercisable for a period of three years at an exercise price of $1.00 per share. For this offering, we relied upon Section 4(2) of the Act and Rule 506. A Form D was filed with the SEC.

In connection with the exchange, INS and Mr. Stazzone represented that INS had acquired certain assets, including the rights to INS' name, from the Bankruptcy Court in the Chapter 11 filing of Telsave. Mr. Stazzone was the Chief Financial Officer of Telsave at the time the bankruptcy action was filed and the Bankruptcy Court was provided with disclosure of his involvement with INS prior to the Court's approval of the sale of certain Telsave assets to INS. At the time of the acquisition of INS, we believed that it was acquiring the rights to the CIC Code. The purchase price was based in part upon an appraisal of the value of the CIC Code which is loaded in approximately 60% of the domestic market. However, during the course of our audit for 1999, it was discovered that clear title may not have passed to INS and subsequently to us. Therefore, our Board of Directors determined that, in the event clear title had not passed, it would be in our best interest to rescind the transaction. We sought a legal opinion on the status of this title and was advised that there was no clear link between the ownership of the CIC Code and INS. Accordingly, our Board of Director voted to rescind the transaction, to rescind the Redeemable Convertible preferred stock, common stock and warrant issuances made under the acquisition and the employment agreement and to terminate Mr. Stazzone's employment. The matter is now the subject of litigation between us and INS and Mr. Stazzone as reflected in our section named "Item 3, Legal Proceedings."

On November 29, 1999, we issued 10,000 shares of common stock to McGinn Smith & Co. Inc. as a retainer for their services as a financial advisor in identifying prospective institutional investors for us. For this offering, we relied upon
Section 4(2) of the Act. McGinn Smith & Co. Inc. is a registered broker-dealer and an accredited investor.

On December 9, 1999, our stockholders adopted the 2000 Stock Option Plan, under which 1,000,000 shares of our common stock are reserved. At the annual meeting on December 12, 2000, the stockholders ratified an increase in the number of authorized shares in the option plan to 2,000,000. The option plan took effect on January 1, 2000 and terminates on December 31, 2005. The exercise period for the options is determined by the committee. From July 25, 2000 through November 15, 2000 we issued a total 880,000 options to 15 persons under the plan. Of these options, 730,000 have expired. As of the year ended December 31, 2001 and through April 4, 2002, we had 150,000 unexercised options outstanding pursuant to the plan. These options can be exercised into common stock at a price of $1.21 per share. We relied upon Section 4(2) of the Act and other available exemptions for the grant of the options.

On May 22, 2000, we issued 1,250 shares of our Series B Senior Convertible preferred stock, or Series B Stock, at a price of $1,000 per share to each of the Augustine Fund, L.P. and The Shaar Fund Ltd., for an aggregate price of $2.5 million. Each share of Series B Stock is convertible into shares of common stock at a price which is the lower of (i) $1.96 per share, or (ii) 75% of the average of the three lowest closing bid prices of the common stock during the 30 trading days immediately prior to the conversion. Each investor has the further right to purchase one additional share of common stock at the same price for each share received upon conversion. In addition, we have the right to pay the 7.5% dividend on the Series B Stock in shares of common stock at the same price. Each investor was also granted warrants to purchase 125,000 shares of common stock at an exercise price of $2.136 per share for a period of five years. In addition, we granted registration rights to the investors and the primary purpose for the filing of the registration statement were these registration rights. In connection with this offering, we paid fees to Delano Group Securities, LLC, a registered broker-dealer and an accredited investor, in the amount of $250,000 cash plus a warrant to purchase 100,000 shares of common stock at $2.136 per share. In issuing these securities, we relied on Section 4(2) of the Act and Rule 506. A Form D was filed with the SEC.

During the second quarter of 2001, we entered into a loan agreement with the same parties who purchased the Series B Preferred stock in 2000. The loan agreement provides a facility for us to borrow up to $695,574 by issuing an 8% convertible note which is due in full on May 31, 2004. Quarterly interest payments are required to be made beginning on September 30, 2001. The Lender has the option of converting the notes at any time into our common stock at a conversion price equal to 75% of the average of the three lowest closing bid prices for the common stock for the thirty (30) consecutive trading days immediately preceding the conversion date. In order to secure this credit facility, Mr. Howson and Ms. Will signed personal guarantees and provided collateral to the Lenders.

Between February 19, 2001, and November 18, 2001 we issued 538,326 shares of our common stock to twelve persons in lieu of cash interest payments due by us from our Series B Convertible Preferred Offering. In issuing these securities, we relied on Section 4(2) of the Act and Rule 506.

Item 6. Managements Discussion and Analysis.

Forward-Looking Statements.
Statements in this Management's Discussion and Analysis include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) lack of demand for our products and services offered over the Internet; (b) competitive products and pricing; (c) limited amount of resources devoted to advertising; (d) lack of demand for our products and services being purchased via the Internet; and (e) other factors that may negatively affect our operating results. Statements made herein are as of the date of the filing of this Form 10-KSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. We expressly disclaim any obligation to update any information or forward looking statements contained in this Form 10-KSB, except as may otherwise be required by applicable law.

A. Overview of Operations.
Until we achieve a sustained level of profitability, we must be considered a start-up entity. We remain dependent on financing resources for cash flows to meet certain operating expenses and no assurance of our financial success or economic survival can be given during this period.

We have been in the development stage for several years. We believe we have developed and acquired the necessary operating assets to conduct our business. While we believe that our proprietary software enables us to compete effectively in the Internet Protocol telephony market, there is no assurance that any benefit will result from these activities. We received limited revenues and incurred expenses in excess of revenues during the development of our products and services. During development, we received revenues from the wholesaling of other parties' prepaid calling cards. We have only recently received revenues from the sale of IPVoice products and services. We believe that the next strategy will be to package our proprietary IP Telephony software with recognized brand names and to pursue sales efforts by providing offerings that improve overall security through integration of enhanced communication technologies.

Risks and Uncertainties
From inception through December 31, 2001, we have incurred cumulative net losses of $8,573,000. We expect to continue to generate losses until our revenues increase. We need to find a profitable acquisition candidate that can provide immediate revenues and has the appropriate infrastructure in place so that operating costs can be significantly reduced.

We have substantial and recurring losses and negative cash flow since our inception in February 1997. For the fiscal years ended December 31, 2001 and 2000, we had revenues of $157,000 and $137,000, respectively and operating expenses of $2,439,000 and $3,381,000, respectively. We expect to continue to generate losses until our revenues increase. There is no assurance that we can increase our revenue sources and it is unlikely we can lower our expenses in our present mode of operations. We may never earn a profit. If we continue to lose money over a period of time, we may be forced to discontinue our operations.

As of December 31, 2001, we had negative working capital of $899,000.

We have required and continue to require substantial capital to fund our business operations. Our future capital requirements will depend upon many factors, including the expansion IP Telephony, requirements to maintain adequate telecommunications capabilities, the progress of our research and development activities, expansion of our marketing and sales efforts and the status of competitive products and services.

Our revenues are negligible and we have financed our operation primarily through sales of equity and debt securities. We expect to enter into additional financial transactions, which could result in significant dilution or substantial indebtedness.

We have no commitments, agreements or understandings regarding additional financing and we may be unable to obtain additional financing on satisfactory terms or at all. We expect to pursue additional financing through private placement of debt or equity. If additional funds are raised or acquisitions are made by issuing equity securities, further dilution to the existing stockholders will result. We may also incur or assume substantial indebtedness. These arrangements may require us to relinquish rights to certain of our existing or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse affect on our business, financial condition and results of operations. We also believe it is critical for us to find a strategic partner so we can go forward in the execution of our business plan while significantly eliminating overheads.

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

We plan to expand, in part, through acquisitions. We have identified a successful profitable business, Vergetech Incorporated, Inc., (VTI) a privately held Texas corporation in the communications industry technology services business and have signed an agreement to acquire this business.

As we have stated previously, we have always wanted to expand our business by way of a strategic acquisition. We believe that the acquisition of VTI will enable us to overcome the prevailing consumer resistance to new technologies, reduce marketing costs to launch new products or re-launch old products and to concentrate our selling efforts. We believe that this acquisition can accelerate strategic relationship development with branded leaders in the communications industry while increasing revenues and providing additional senior management expertise.

All of our revenues, with respect to product sales, are generated by a limited number of customers and resellers. Additional customers and resellers are necessary to attain profitability.

To date, a limited number of customers and resellers have accounted for substantially all of our revenues with respect to product sales. Although we have entered into several TruePartner agreements, most of them have not yet generated sustained revenues. There is no assurance that we will be able to obtain adequate distribution of our products to a large number of intended end users. We believe that our ability to achieve revenues in the future will depend in significant part upon our ability to build upon existing relationships with, and provide support to, several large recognized branded communications suppliers. As a result, any cancellation, reduction or delay may materially adversely affect our business, financial condition and results of operations. There can be no assurance that we will be able to complete this new strategy.

We are involved in litigation with two former officers and with the shareholders of a former acquisition candidate. Costs related to pending litigation matters could adversely affect our financial condition.

We are involved in litigation with two former officers and with the shareholders of a former acquisition candidate that could affect our financial condition.
Such litigation can be expensive and time consuming to defend. We have confidence in the merits of our case and believe we will prevail. However, if pending litigation matters are decided against us, in the aggregate, it could have a material adverse affect on our financial condition.

B. Results Of Operations:
Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000 Net Sales. Net sales increased about fifteen percent (15 %) from $137,375 for the year ended December 31, 2000 to $157,605 for the year ended December 31, 2001. This increase was primarily due to the introduction of flat rate calling plans in the year 2001.

Cost of Sales. Cost of sales increased twenty eight percent (28%) from $114,785 for the year ended December 31, 2000 to $147,159 for the year ended December 31, 2001. This increase was primarily due to increase in flat rate calling plans. Our cost of sales, as a percentage of sales, increased from approximately 87.2% to approximately 93.4% over these same years due to higher costs associated with using other providers networks as opposed to our own.

Compensation Expense. Compensation expense decreased thirteen percent (13%) from $2,301,654 for the year ended December 31, 2000 to $2,045,090 for the year ended December 31, 2001. This net decrease was primarily due to the company having decreased its stock-based compensation to outside consultants by a larger amount than its increase in stock-based compensation to officers and related party consultants.

General  and  administrative   Expense.   General  and  administrative  expenses
decreased over three hundred percent (300%) from $919,269 for the year ended December 31,2000 to $282,743 for the year ended December 31, 2001. This decrease was primarily caused by cost containment measures taken to conserve cash.

Depreciation and amortization Expense. Depreciation and amortization expense decreased thirty nine percent (39%) from $94, 249 for the year ended December 31, 2000 to $131,519 for the year ended December 31, 2001. Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

C. Liquidity and Capital Resources:
At December 31, 2001, the Company had cash of $12,690 and a working capital deficit of ($899,002) as compared to $111,150 and ($469,499) at December 31, 2000. This decline results because of on-going losses sustained by the Company.

Since our inception, we have financed our operations primarily through equity security sales. We estimate that our current lack of cash and the cash flow from operations over the next 12 months will not be sufficient to continue our operations and to fund our operational expenses. Accordingly, if our revenues are insufficient to meet our needs, we will attempt to secure additional financing through traditional bank financing or a debt or equity offering; however, because we have limited revenues and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our continuing plan of operations. Accordingly, there can be no assurance that we will be able to obtain financing on satisfactory terms or at all, or raise funds through a debt or equity offering. In addition, if we only have nominal funds by which to conduct our operations, it will negatively impact our potential revenues.

Item 7. Financial Statements.


                          IPVoice Communications, Inc.

                            (f/k/a IPVoice.com, Inc.)


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report.................................................F-1

Consolidated Balance Sheets .................................................F-2

Consolidated Statements of Operations .......................................F-3

Consolidated Statements of Stockholders' Equity (Deficiency) ................F-4

Consolidated Statements of Cash Flows........................................F-6

Notes to Consolidated Financial Statements ..................................F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
IPVoice Communications, Inc.
(f/k/a IPVoice.com, Inc.)
(A Development Stage Enterprise)
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of IPVoice Communications, Inc. (f/k/a IPVoice.com, Inc.), a development stage enterprise, (the "Company") as of December 31, 2001and 2000 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the two years ended December 31, 2001 and from February 19, 1997 (Inception) through December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the two years ended December 31, 2001 and from February 19, 1997 (Inception) through December 31, 2001, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has experienced a net loss since inception, and reflects negative working capital as of December 31, 2001. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                               /s/ Durland & Company, CPAs, P.A.

Palm Beach, Florida
April 12, 2002


                          IPVoice Communications, Inc.
                            (f/k/a IPVoice.com, Inc.)
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheets

                                                                    December 31, 2001      December 31, 2000
                                                                    ----------------------------------------
                                   ASSETS

CURRENT ASSETS
    Cash                                                            $          12,690        $       111,150
    Certificates of deposit - restricted                                         --                   25,619
    Accounts receivable                                                        47,304                  2,145
    Inventory                                                                    --                     --
    Prepaid expenses and deposits                                              62,755                 93,916
                                                                    ----------------------------------------
       Total current assets                                                   122,749                232,830
                                                                    ----------------------------------------

FIXED ASSETS
    Computer equipment                                                        730,043                730,043
    Office equipment                                                           50,454                 50,454
    Furniture & fixtures                                                       47,740                 47,740

                                                                    ----------------------------------------
       Property & equipment, at cost                                          828,237                828,237
       Less accumulated depreciation                                         (266,295)              (172,047)
                                                                    ----------------------------------------
       Property & equipment, net                                              561,942                656,190
                                                                    ----------------------------------------

INTANGIBLE ASSETS                                                             260,736                240,000
                                                                    ----------------------------------------

Total Assets                                                        $         945,427        $     1,129,020
                                                                    ========================================

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES

    Accounts Payable
       Trade                                                       $          563,729        $       526,252
       Officer                                                                140,119                  5,439
       Related party                                                           10,250                 41,075
    Accrued dividends                                                         295,188                114,063
    Accrued interest - stockholders                                             5,000                  5,000
    Deferred revenue                                                            7,465                 10,500

                                                                    ----------------------------------------
       Total current liabilities                                            1,021,751                702,329
                                                                    ----------------------------------------
LONG-TERM LIABILITIES
    Notes payable                                                           1,051,941                385,950
    Capitalized  leases                                                       198,260
                                                                    ----------------------------------------
       Total long-term  liabilities                                         1,250,201                385,950
                                                                    ----------------------------------------

Total liabilities                                                           2,271,952              1,088,279
                                                                    ----------------------------------------
STOCKHOLDERS' EQUITY (DEFICIENCY)

Senior convertible preferred stocks,
       $.001 par value, authorized 10,000,000 shares
       Series A, 200 and 1,150 issued and outstanding shares at
       December 31, 2001 and , 2000
       Series B, 2,318 and 0 issued and outstanding shares at
       December 31, 2001 and 2000                                                   3                      3
Common stock, $.001 par value, authorized 50,000,000 outstanding;
       29,214,471 and 18,866,384 issued and outstanding shares at
       December 31, 2001 and 2000                                              29,214                 18,866
Beneficial conversion feature discount                                      1,046,030                833,333
Additional paid-in capital                                                  7,299,646              6,019,085
Deficit accumulated in the development stage                               (9,701,418)            (6,830,546)
                                                                    ----------------------------------------
       Total stockholders' equity (deficiency)                             (1,326,525)                40,741
                                                                    ----------------------------------------

Total Liabilities and Stockholders' Equity (Deficiency)             $        945,427      $       1,129,020
                                                                    ========================================

     The accompanying notes are an integral part of the financial statements


                          IPVoice Communications, Inc.
                            (f/k/a IPVoice.com, Inc.)
                        (A Development Stage Enterprise)
                      Consolidated Statements of Operations

                                                                                           Period from
                                                                                         February 19, 1997
                                                       Year Ended December 31,              (Inception)
                                               --------------------------------------         through
                                                       2001                2000          December 31, 2001
                                               --------------------------------------    -----------------
NET SALES                                      $         157,605    $         137,375    $         657,513
COST OF SALES                                            147,159              114,785              567,378

                                               --------------------------------------    -----------------
      Gross Profit                                        10,446               22,590               90,135
                                               --------------------------------------    -----------------

OPERATING EXPENSES
      Compensation
          Officers                                     1,045,958              430,392            1,960,703
          Other                                          479,643              319,071              911,570
          Consulting                                       4,817            1,147,666            1,668,598
          Consulting - related party                     514,672              404,525            1,241,488
      General and administrative                         282,743              919,269            2,083,470
      Research and development                            16,946               28,160              142,509
      Organizational expense - related party                --                   --                 14,000
      Depreciation and amortization                       94,249              131,519              266,296

                                               --------------------------------------    -----------------

          Total operating expenses                     2,439,028            3,380,602            8,288,634
                                               --------------------------------------    -----------------

Loss from operations                                  (2,428,582)          (3,358,012)          (8,198,499)
                                               --------------------------------------    -----------------
OTHER INCOME (EXPENSE)
Interest expense                                        (261,877)             (64,599)            (390,863)
Interest income                                              712               43,961               64,997
Write-off of receivable                                     --                   --                (48,532)
                                               --------------------------------------    -----------------
          Total other income (expense)                  (261,165)             (20,638)            (374,398)
                                               --------------------------------------    -----------------

Net Loss                                       $      (2,689,747)   $      (3,378,650)   $      (8,572,897)
                                               ======================================    =================

Loss per common share, Basic                   $           (0.11)   $           (0.19)
                                               ======================================
Number of weighted average common
 shares outstanding                                   24,487,086           17,849,179
                                               ======================================


     The accompanying notes are an integral part of the financial statements


                          IPVoice Communications, Inc.

                            (f/k/a IPVoice.com, Inc.)
                        ( A Development Stage Enterprise)


          Consolidated Statements of Stockholders' Equity (Deficiency)




                                                                                              Par Value
                                                            Number of Shares        --------------------------    Additional
                                                      --------------------------       Preferred       Common       Paid-in
                                                         Preferred       Common          Stock         Stock        Capital
BEGINNING BALANCE
February 19, 1997 (Inception)                                --             --      $      --      $      --      $      --
2/97 - founder's serv. ($0.001/sh.)                          --        9,000,000           --            9,000           --
3/97 - cash ($0.01/sh.)                                      --        1,400,000           --            1,400         12,600
Net loss                                                     --             --             --             --             --
                                                      ---------------------------------------------------------------------------
BALANCE, 12/31/97                                            --       10,400,000           --           10,400         12,600
3/19 - donated-rel. party $0.001/sh.)                        --       (9,000,000)          --           (9,000)         9,000
3/19 - acquisition ($0.001)                                  --        9,000,000           --            9,000         (9,000)
3/20 - cash received                                         --             --             --             --             --
2nd qtr, - cash ($1.00/sh.)                                  --          144,000           --              144        143,856
3rd qtr. - cash ($1.00/sh.)                                  --           10,000           --               10          9,990
3rd qtr. - cash ($0.75/sh.)                                  --           53,333           --               53         39,947
3rd qtr. - cash ($0.50/sh.)                                  --           20,000           --               20          9,980
3rd qtr. - cash ($0.25/sh.)                                  --          100,000           --              100         24,900
3rd qtr. - cash $0.10/sh.)                                   --          627,000           --              627         62,073
3rd qtr. - services ($0.10/sh.)                              --          473,000           --              473         46,827
4th qtr. - cash ($0.15/sh.)                                  --          396,666           --              397         59,103
4th qtr. - services ($0.15/sh.)                              --          275,000           --              275         40,975
4th qtr. - cash ($0.19/sh.)                                  --           80,000           --               80         14,920
Net loss                                                     --             --             --             --             --
                                                      ---------------------------------------------------------------------------
BALANCE, 12/31/98                                            --       12,578,999           --           12,579        465,171
1st qtr. - cash ($0.22/sh.)                                  --          687,499           --              687        149,313
1st qtr. - services ($0.87/sh.)                              --          493,760           --              494        429,070
2nd qtr. - cash received                                     --             --             --             --             --
2nd qtr. - cash ($4.00/sh.)                                 1,150           --                1           --            4,599
2nd qtr. - cash ($0.15/sh.)                                  --        2,005,000           --            2,005        293,995
3rd qtr. - cash ($0.40/sh.)                                  --          437,500           --              438        174,562
3rd qtr. - cash received                                     --             --             --             --             --
3rd qtr. - services ($1.00)                                  --           10,000           --               10          9,990
4th qtr. - services ($0.21)                                  --          210,000           --              210         43,540
Net loss                                                     --             --             --             --             --
                                                      ---------------------------------------------------------------------------
BALANCE, 12/31/99                                           1,150     16,422,758              1         16,423      1,570,240
1st qtr. - cash ($1.00/sh.)                                  --          386,000           --              386        385,614
1st qtr. - cash ($.99/sh.)                                   --           75,000           --               75         73,988
1st qtr. - services/deposits($2.92/sh.)                      --          250,000           --              250        730,528
1st qtr. - services  ($2.92/sh.)                             --           50,000           --               50        145,950
2nd qtr. - cash ($1.00/sh.)                                  --          120,000           --              120        119,880
2nd qtr. -  cash ($.99/sh.)                                  --           18,750           --               18         18,496
2nd qtr. - Conversion due to Tender Offer                    (950)       543,876             (1)           544        678,208
Issuance of Series B - cash                                 2,500           --                3           --        1,190,848
3rd qtr. -  issuance of shares for warrant                   --          700,000           --              700           (700)
4th qtr. - services  ($0.91/sh.)                             --          300,000           --              300        272,700
Series B preferred stock dividend                            --             --             --             --          833,333
Net loss                                                     --             --             --             --             --
                                                      ---------------------------------------------------------------------------
BALANCE, 12/31/2000                                         2,700     18,866,384    $         3    $    18,866    $ 6,019,085
1st qtr. - services  ($.38/sh.)                                        2,256,000                         2,256        855,024
1st qtr.-Conversion of Series B Preferred Stock               (20)        98,217                            98            (98)
2nd qtr. - services  ($.13/sh.)                                        3,004,418                         3,004        384,879
2nd qtr.-Conversion of Series B Preferred                     (90)     1,058,905                         1,059         (1,059)
2nd qtr. - issuance of shares for interest                               126,631                           127         28,441
Series B preferred stock dividend
2nd qtr. Beneficial Conversion Feature Discount
3nd qtr. - issuance of shares for interest                               143,195                           143          8,443
3rd qtr.-Conversion of Series B Preferred                     (50)     1,674,565                         1,675         (1,675)
4th qtr.-Conversion of Series B Preferred Stock               (22)     1,717,656                         1,718         (1,718)
4th qtr. - issuance of shares for interest                               268,500                           268          8,324
Net loss
                                                      ---------------------------------------------------------------------------
BALANCE, 12/31/2001                                         2,518     29,214,471    $         3    $    29,214    $ 7,299,646
                                                      ===========================================================================

    The accompanying notes are an integral part of the financial statements


                          IPVoice Communications, Inc.

                            (f/k/a IPVoice.com, Inc.)
                        ( A Development Stage Enterprise)


    Consolidated Statements of Stockholders' Equity (Deficiency) - Continued




                                                                      Beneficial     Accumulated       Total
                                                         Stock        Conversion     During the    Stockholders'
                                                      Subscription     Feature       Development      Equity
                                                       Receivable      Discount         Stage      (Deficiency)

BEGINNING BALANCE
February 19, 1997 (Inception)                         $      --      $      --      $      --      $      --
2/97 - founder's serv. ($0.001/sh.)                          --             --             --            9,000
3/97 - cash ($0.01/sh.)                                   (12,274)          --             --            1,726
Net loss                                                     --             --          (22,981)       (22,981)
                                                      --------------------------------------------------------
BALANCE, 12/31/97                                         (12,274)          --          (22,981)       (12,255)
3/19 - donated-rel. party $0.001/sh.)                        --             --             --             --
3/19 - acquisition ($0.001)                                  --             --             --             --
3/20 - cash received                                       12,274           --             --           12,274
2nd qtr, - cash ($1.00/sh.)                                  --             --             --          144,000
3rd qtr. - cash ($1.00/sh.)                                  --             --             --           10,000
3rd qtr. - cash ($0.75/sh.)                                  --             --             --           40,000
3rd qtr. - cash ($0.50/sh.)                                  --             --             --           10,000
3rd qtr. - cash ($0.25/sh.)                                  --             --             --           25,000
3rd qtr. - cash $0.10/sh.)                                (62,700)          --             --             --
3rd qtr. - services ($0.10/sh.)                              --             --             --           47,300
4th qtr. - cash ($0.15/sh.)                                  --             --             --           59,500
4th qtr. - services ($0.15/sh.)                              --             --             --           41,250
4th qtr. - cash ($0.19/sh.)                                  --             --             --           15,000
Net loss                                                     --             --         (507,685)      (507,685)
                                                      --------------------------------------------------------
BALANCE, 12/31/98                                         (62,700)          --         (530,666)      (115,616)
1st qtr. - cash ($0.22/sh.)                                  --             --             --          150,000
1st qtr. - services ($0.87/sh.)                              --             --             --          429,564
2nd qtr. - cash received                                   60,000           --             --           60,000
2nd qtr. - cash ($4.00/sh.)                                  --             --             --            4,600
2nd qtr. - cash ($0.15/sh.)                                  --             --             --          296,000
3rd qtr. - cash ($0.40/sh.)                                  --             --             --          175,000
3rd qtr. - cash received                                    2,700           --             --            2,700
3rd qtr. - services ($1.00)                                  --             --             --           10,000
4th qtr. - services ($0.21)                                  --             --             --           43,750
Net loss                                                     --             --       (1,973,834)
                                                      --------------------------------------------------------
BALANCE, 12/31/99                                            --             --       (2,504,500)      (917,836)
1st qtr. - cash ($1.00/sh.)                                  --             --             --          386,000
1st qtr. - cash ($.99/sh.)                                   --             --             --           74,063
1st qtr. - services/deposits($2.92/sh.)                      --             --             --          730,778
1st qtr. - services  ($2.92/sh.)                             --             --             --          146,000
2nd qtr. - cash ($1.00/sh.)                                  --             --             --          120,000
2nd qtr. -  cash ($.99/sh.)                                  --             --             --           18,514
2nd qtr. - Conversion due to Tender Offer                    --             --             --          678,751
Issuance of Series B - cash                                  --          833,333           --        2,024,184
3rd qtr. -  issuance of shares for warrant                   --             --             --             --
4th qtr. - services  ($0.91/sh.)                             --             --             --          273,000
Series B preferred stock dividend                            --             --         (947,396)      (114,063)
Net loss                                                     --             --       (3,378,650)    (3,378,650)
                                                      --------------------------------------------------------
BALANCE, 12/31/2000                                   $      --      $   833,333    $(6,830,456)       40,741
1st qtr. - services  ($.38/sh.)                                                                       857,280
1st qtr.-Conversion of Series B Preferred Stock                                                          --
2nd qtr. - services  ($.13/sh.)                                                                       387,883
2nd qtr.-Conversion of Series B Preferred
2nd qtr. - issuance of shares for interest                                                              28,568
Series B preferred stock dividend                                                      (181,125)      (181,125)
2nd qtr. Beneficial Conversion Feature Discount                          212,697                       212,697
3nd qtr. - issuance of shares for interest                                                               8,586
3rd qtr.-Conversion of Series B Preferred                                                          $         0
4th qtr.-Conversion of Series B Preferred Stock                                                    $         0
4th qtr. - issuance of shares for interest                                                               8,592
Net loss                                                                             (2,689,747)    (2,689,747)
                                                      --------------------------------------------------------
BALANCE, 12/31/2001                                   $      --      $ 1,046,030    $(9,701,418)   $(1,326,525)
                                                      ========================================================

    The accompanying notes are an integral part of the financial statements


                          IPVoice Communications, Inc.
                            (f/k/a IPVoice.com, Inc.)
                        (A Development Stage Enterprise)
                      Consolidated Statements of Cash Flows


                                                                                                            Period from
                                                                                                         February 19, 1997
                                                                  Twelve Months Ended December 31,          (Inception)
                                                               --------------------------------------         through
                                                                         2001                 2000       December 31, 2001
                                                               --------------------------------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $      (2,689,747)   $      (3,378,650)   $      (8,572,897)
Adjustments to reconcile net loss to net cash used by
   Operating activities:
    Stock issued for services/deposits - related party                 1,169,483              730,778            2,031,875
    Stock issued for services - other                                    121,426              419,000              989,676
    Depreciation                                                          94,249              131,519              266,296
    Interest credited to certificate of deposit                             --                 (1,563)              (1,768)
    Amortization of beneficial conversion feature discount               212,697                 --                212,697
Changes in operating assets and liabilities:                                --
    (Increase) decrease in inventory                                        --                  7,586                 --
    (Increase) decrease  in accounts receivable                          (45,159)             105,955              (47,304)
    (Increase) decrease in prepaid expenses and deposits                  31,161              (77,051)             (62,755)
    Increase (decrease) in accounts payable - trade                       37,477              199,728              563,729
    Increase (decrease) in accounts payable - officers                   134,680              (11,964)             140,119
    Increase (decrease) in accounts payable - related party              (30,825)                 179               10,250
    Increase (decrease) in deferred revenue                               (3,035)               2,679                7,465
    Increase (decrease) in accrued payroll taxes                            --                 (1,005)                --
    Increase (decrease) in accrued interest                                 --                 (7,690)               5,000
                                                               --------------------------------------    -----------------
Net cash used by operating activities                                   (967,593)          (1,880,499)          (4,457,617)
                                                               --------------------------------------    -----------------
CASH FLOWS FROM INVESTING  ACTIVITIES:
    Purchase of certificate of deposit                                      --                (25,000)             (50,000)
    Maturity of cetificate of deposit                                     25,619               26,149               51,768
    Purchase of property and equipment                                      --               (410,154)            (828,237)
    Purchase of intangibles                                              (20,736)            (240,000)            (260,736)
                                                               --------------------------------------    -----------------
Net cash used by investing activities                                      4,883             (649,005)          (1,087,205)
                                                               --------------------------------------    -----------------

CASH FLOWS FROM FINANCING  ACTIVITIES:
    Proceeds from notes payable                                          864,250                 --              2,009,650
    Common stock issued for cash                                            --                598,577            1,524,803
    Professional services in connection with Tender Offer                   --                (80,699)             (80,699)
    Preferred stock issued for cash, net of expenses                        --              2,024,184            2,028,784
    Proceeds from stock subscription receivable                             --                   --                 74,974
                                                               --------------------------------------    -----------------
Net cash provided by financing activities                                864,250            2,542,062            5,557,512
                                                                                                         -      ----------

Net increase (decrease) in cash and equivalent                           (98,460)              12,558               12,690

CASH, beginning of period                                                111,150               98,592                 --
                                                               --------------------------------------    -----------------
CASH, end of period                                            $          12,690    $         111,150    $          12,690
                                                               ======================================    =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Interest paid in cash                                   $           3,434    $          72,289    $         127,420
                                                               ======================================    =================
Non-Cash Financing Activities:
    Conversion of debt to common stock due to Tender Offer     $            --      $         759,450    $         759,450
                                                               ======================================    =================
    Series B preferred stock dividend                          $         181,125    $         947,396    $       1,128,521
                                                               ======================================    =================
    Issuance of common stock for warrants                      $            --      $             700    $             700
                                                               ======================================    =================
    Common stock issued to pay interest                        $          45,746    $            --      $          45,746
                                                               ======================================    =================
    Donated capital - related party                            $            --      $            --      $           9,000
                                                               ======================================    =================
    Inventory transferred to property and equipment            $            --      $            --      $         152,980
                                                               ======================================    =================


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

(2)  Stockholders' Equity
     The Company has authorized 50,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of
     Directors prior to issuance. The Company had 29,214,471 and 18,866,384 shares of common stock issued and outstanding at December 31, 2001 and 2000, respectively. The Company had 200 shares of Series A preferred stock issued and outstanding at December 31, 2001 and 2000, respectively. The Company had 2,318 and 2,500 shares of Series B preferred stock issued and outstanding at December 31, 2001 and 2000, respectively. In February 1997, the Company issued 9,000,000 shares to its founder for services rendered to the Company valued at par value, or $9,000. In March 1997, the Company completed a Regulation D Rule 504 Placement for 1,400,000 shares in exchange for $14,000 cash.

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

     On February 20, 2001, the Company's Board of Directors adopted the 2001 Stock Award Plan ("Plan") under which 2,256,000 shares of common stock are reserved. The Plan was effective upon adoption. Under the Plan, shares of common stock may be awarded to employees and consultants for services rendered. For purposes of the Plan, the shares of common stock were valued at $0.38 per share. Our officers and directors are eligible to participate in the Plan. In consideration for their service, Mr. Howson and Ms. Will have each been awarded 500,000 shares of common stock under the Plan. The remaining shares have been awarded to four consultants for services, including 1,120,000 to Jeremy Feakins, a principal of International Investment Partners, Ltd.

     On April 26, 2001 the Company's Board of Directors adopted the 2001 Stock Award Plan II ("Plan II") to reserve an additional 3,004,418 shares of common stock. Plan II was effective upon adoption. For purposes of Plan II, these shares of common stock were valued at an average price of $.13 per share. In consideration for their service, Mr. Howson and Ms Will, each have been awarded 1,000,000 shares of common stock under this Plan II. The remaining shares were issued to Company employees as part of severance arrangements or for accepting certain wage concessions.

(3)  Income Taxes
     Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $8,570,000 which expire beginning
     December 31, 2117. There may be certain limitations on the Company's ability to utilize the loss carry-forwards in the event of a change of control, should that occur.

     The amount recorded as a deferred tax asset, cumulative as of December 31, 2001, is $3,429,000, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $3,429,000, as the Company has no history of profitable operations. The significant components of the net deferred tax asset as of December 31, 2001 are:


                     Net operating losses     $ 3,429,000
                     Valuation allowance       (3,429,000)
                                              -----------
                     Net deferred tax asset   $         0
                                              ===========

(4)  Related Parties
     At December 31, 2001 and 2000, the Company owed officers $140,119 and $5,439, respectively for reimbursement of expenses paid on behalf of the Company and unpaid salaries. These amounts are reflected in Accounts Payable - Officer. At December 31, 2001 and 2000, the Company owed two shareholders $10,250 and $41,075 for consulting services performed and reimbursement of expenses paid on behalf of the Company. Both amounts are reflected in Accounts Payable-Related Party. Total consulting fees incurred by two shareholders during the year ended December 31, 2001 and 2000 amounted to $514,672 and $404,525, respectively. Consulting fees amounting to $90,750 and $104,925 were paid to an officer during the twelve month periods ended December 31 2001 and 2000, respectively.

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

(6)  Private Offering of Securities
     During the second quarter of 1999, the Company raised $1,150,000 through the issuance of forty-six investment units in the amount of $25,000. Each unit consisted of a two-year note in the principal amount of $24,900, with a maturity of June 3, 2001, with interest payable quarterly at 9% per annum; a warrant for 18,750 shares of common stock of the Company; and twenty-five senior convertible (Series A) preferred shares. These preferred shares, as a group, were convertible into common shares equaling 51% of the issued and outstanding common shares after conversion, in the event of an uncured default of the notes payable. The note payable maturity can be extended for two additional years at the option of the Company, with no consideration to the unit holders. During the second quarter of 2000 the Company completed a Tender Offer, which reduced the debt from $1,145,400 to $385,950 and cancelled 950 shares of senior convertible (Series A) preferred stock.

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

     c) Leases In July 2000, the Company entered a three-year lease for new office space in Scottsdale, Arizona, which calls for a monthly payment of $11,750. Previously, the Company leased office space in Phoenix. That lease had expired on July 31, 2000. In November 1999, the Company entered into a one-year lease for an apartment for the Company's use. This lease was renewed for one year in November 2000 at a rate of $880 per month and was not renewed when the lease expired in November 2001. The Company paid $151,000 and $110,000 for the years ended December 31, 2001 and 2000, respectively, for the rental of real property. The Company is obligated to pay $141,000 in year 2002 and $94,000 in year 2003 for the rental of real property.

     During 2000, the Company entered into several leases for office equipment and furniture. Lease payments amounted to $27,000 and $15,000 for the years ended December 31, 2001 and 2000, respectively. The Company is obligated to the following payments: $27,000 in 2002; $26,000 in 2003; $15,000 in 2004 and $11,000 in 2005 for office equipment and furniture.

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

     The Company has entered into a sale-leaseback agreement with Creative Capital Leasing Group ("Lessor") in February 2001. The Lessor purchased certain equipment from the Company at a price of $300,000; the book value of the assets is in excess of $300,000. The Company is required to make monthly payments commencing February 1, 2001 in the amount of $11,288 for 66 months. The President of the Company has personally guaranteed the lease and has pledged personal assets as collateral. The Company expects to account for this transaction in accordance with SFAS 28 or SFAS 13, as applicable. The Company paid approximately $124,000 in rentals during 2001 and is obligated to make the following payments: $145,000 in 2002; $143,000 in 2003 and $135,000 in 2004 and 2005.

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

     e) Employment agreements In April 1998, the Company entered into three-year employment agreements with the President and the Senior Vice President. These agreements call for salaries in the amount of $150,000 per year for each of those officers. In September 1999, those officers voluntarily reduced their base salaries to $90,000 per year. The reduction agreements did not call for an accrual and payment of the difference. In September 2000, the Senior Vice President agreed to terminate the employment agreement. The President has agreed to take further salary concessions until such time that the company is generating greater revenues. The Company is reviewing all employment agreements to eliminate any obligations for further payments.

     f) Stock option plan In December 1999, the stockholders adopted an executive incentive plan the "Option Plan" or "2000 Executive Incentive Plan") under which 1,000,000 shares of common stock are reserved for grants under the Option Plan. The Option Plan took effect on January 1, 2000 and terminates on December 31, 2005. Options granted under the Option Plan may qualify as "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended, and become exercisable in accordance with the terms approved at the time of the grant. To be eligible, a grantee must be an employee, officer, director, or consultant of the Company. It is intended that all options be granted at fair market value on a particular date determined by the Compensation and Option Committee of the Board of Directors. As of December 31, 2001, options to purchase 150,000 shares at an exercise price of $1.21 per share have been granted to 1 employee and are unexercised.

(9)  Going Concern
     As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $8,572,897 since inception. At December 31, 2001, the Company reflects negative working capital of approximately $899,000. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company has retained the services of a registered broker/dealer and is in negotiations with investment groups to raise additional capital.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure. The accounting firm of Durland & Company, CPAs, P.A. audited our financial statements. Since inception, we have had no changes in or disagreements with our accountants.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act. Our Bylaws provide that we shall have a minimum of one (1) director on the Board of Directors at any one time. Vacancies are filled by a majority vote of the remaining directors then in office. Our directors and executive officers are as follows:

The names and ages of our directors, executive officers, and key employees are as follows:

--------------------------------------------------------------------------------
Name                      Age     Position                            Term
--------------------------------------------------------------------------------
James K. Howson           60      Director, Chairman and CEO          1 year
--------------------------------------------------------------------------------
Barbara Will              49      Director and President              1 year
--------------------------------------------------------------------------------

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

James K. Howson has served as our Chairman of the Board since June 1999 and as our Chief Executive Officer since September 1999. From 1991 to 1996, Mr. Howson was a consultant to Mid-America Venture Capital Partners, Inc., a privately held company that provided seed capital to promising young businesses. Mr. Howson attended Roan College in London, England in 1959.

Barbara S. Will has served as one of our directors, our President and Chief Operating Officer since March 1998. Ms. Will also served as our Chairman of the Board from March 1998 to June 1999. From 1984 to 1997, Ms. Will was employed by MCI. Her industry experience includes international and international private line; International 800; data; DSO, DSI, DSC, OC3; dedicated in and outbound; One-Plus; calling and debit cards; Operator Assistance; Internet; Enhanced Services; and Enhanced Network. Ms. Will attended Colorado State University from 1971 to 1973.

Significant Employees.
Other than the aforementioned, none of our employees are expected to make a significant contribution.

Family Relationships.
There are no family relationships among our officers, directors, or persons nominated for such positions.

Legal Proceedings.
None of our officers, directors, or persons nominated for such positions and none of our promoters or significant employees have been involved in legal proceedings that would be material to an evaluation of our management.


Item 10.  Executive Compensation.
The following table sets forth certain information concerning compensation paid to or accrued for the benefit of our officers and directors.




                                     Summary Compensation Table
                                        Annual Compensation                        Long-Term Compensation
                                                                                  Awards             Payouts
                                                          Other Annual   Restricted   Securities
  Name and Principal         Year    Salary      Bonus    Compensation     Stock      Underlying      LTIP      All Other
  Position                                                     (1)        Award(s)     Options       Payouts   Compensation
  James K. Howson,           1999      0           0       $106,500(2)       0            0             0           0
  Director, CEO, Chairman    2000      0           0        $104,925         0            0             0           0
                             2001      0           0         $90,750      $416,000        0             0           0


  Barbara Will, Director,    1999   $106,956       0            0            0            0             0           0
  President                  2000   $105,000       0            0            0            0             0           0
                             2001    $ 44,650      0            0         $415,641        0             0           0

                             1999   $106,956       0            0            0            0             0           0
  Anthony Welch, Director    2000   $60,000        0         30,000          0            0             0           0
  and Senior Vice            2001      0           0            0            0            0             0           0
  President of Research
  and Development

(1) Other compensation does not include certain health and life insurance benefits paid by us on behalf of our employees.
(2) Mr. Howson was a consultant prior to becoming the Chief Executive Officer in June of 1999 and continues to be paid under the consulting agreement we have with Condor Worldwide LTD., a Company in which James Howson is the Chairmain, Chief Executive Officer and a controlling shareholder . This contract has a six year term ending in November 2003.
(3) None of our officers or directors owned any unexercised options as of December 31, 2001. No stock appreciation rights were exercised during such year or were outstanding at the end of the year.

Employment Agreements.
We have employment agreements with Barbara Will, who is our President and Director. Our agreement with Ms. Will terminates on January 1, 2003. Her base salary is $150,000 per year. In addition, she is eligible for bonuses of up to five times her base salary upon achieving certain performance goals. No bonuses were paid in 1999, 2000 or 2001 of the agreement. During a portion of 1999, 2000, and 2001, due to cash flow considerations, Ms. Will voluntarily reduced her base salary to a rate of $50,000 per year. She is also entitled to an automobile allowance and other benefits within the general benefit programs provided to all employees. After the initial term, the agreement renews automatically on a year-to-year basis unless she or we give notice of termination at least 180 days prior to the next renewal date. Additionally, either of us may terminate without cause upon 60 days' written notice and for cause upon immediately effective written notice. If Ms. Will is terminated other than for cause, death or disability or if she terminates for good reason, she is entitled to a lump sum payment equal to (i) all unpaid salary and bonuses for any prior years, (ii) the remaining unpaid base salary for the year, (iii) the maximum potential bonuses for the current year, (iv) an extra bonus equal to three times her annual base salary, and (v) any contributions that would have been made by us to any employee pension or profit sharing plans. Additionally, she would receive ongoing benefits for up to two years and outplacement assistance.

Stock Option Plan
On December 9, 1999, our stockholders adopted the 2000 Stock Option Plan under which 1,000,000 shares of common stock are reserved. At the annual meeting on December 12, 2000, the stockholders ratified an increase in the number of authorized shares in the option plan to 2,000,000. The option plan took effect on January 1, 2000 and terminates on December 31, 2005. Under the option plan, options can be granted to select employees, officers, executives, directors and consultant and advisors. We intend to grant all options at fair market value on a particular date determined by our Compensation and Option Committee which currently is made up of James Howson, and Barbara Will, however, a lesser price may be set by this committee. The exercise period for the options is determined by the committee but cannot exceed six years. Pursuant to the terms of the approved option plan, our board of directors is authorized to alter, amend or modify the option plan under certain conditions. Our board of directors approved a modified option plan on February 28, 2000 that maintains the key features of the approved plan as required. From July 25, 2000 through November 15, 2000 we issued a total 880,000 options to 15 persons under the plan. Of these options 730,000 have expired. As of the year ended December 31, 2001 and through April 4, 2002, we had 150,000 unexercised options outstanding pursuant to the plan. These options can be exercised into common stock at a price of $1.21 per share. We relied upon Section 4(2) of the Act and other available exemptions for the grant of the options.

Stock Award Plan
On February 20, 2001, our board of directors adopted the 2001 Stock Award Plan under which 2,256,000 shares of common stock are reserved. The stock award plan was effective upon its adoption. Under the stock award plan, shares of common stock may be awarded to employees and consultants for services rendered, other than services related to capital raising activities. For purposes of the stock award plan, our shares of common stock were valued at $0.38 per share. In consideration of their services, Mr. Howson and Ms. Will have each been awarded 500,000 shares of common stock under the plan. All remaining shares reserved under the plan were awarded to four of our consultants.

Compensation of Directors
We have no arrangements for compensating our directors for attendance at meetings of the board of directors. We do reimburse their necessary travel expenses in connection with Directors meetings.

None of the executive officers owned any unexercised options as of December 31, 2001.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth the ownership as of April 4, 2002 by:

o Each shareholder known by us to own beneficially more than 5% of our common stock;
o    Each executive officer;
o    Each director or nominee to become a director; and
o    All directors and executive officers as a group.


Security Ownership of Beneficial Owners:


------------------- --------------------------------- ----------------------- --------------- ---------------
                                                                                Nature of
  Title of Class             Name & Address                                     Beneficial      Percent of
                          Of Beneficial Owner                 Amount            Ownership         Class
------------------- --------------------------------- ----------------------- --------------- ---------------
      Common        Barbara S. Will                   4,628,207               Direct          .1165%
                    7585 East Redfield Road, Suite
                    202, Scottsdale, Arizona 85260.
------------------- --------------------------------- ----------------------- --------------- ---------------
                    James Howson                      2,000,000 (1)           Indirect (1)    .0914%
      Common        7585 East Redfield Road, Suite    1,630,000               Direct
                    202, Scottsdale, Arizona 85260.   3,630,000 Total held
------------------- --------------------------------- ----------------------- --------------- ---------------
      Common                                          8,258,207                               .2079%
                    TOTAL

------------------- --------------------------------- ----------------------- --------------- ---------------


Security Ownership of Management:

------------------- ------------------------------- ------------------- ----------------- -------------------
  Title of Class            Name & Address                Amount             Nature            Percent
------------------- ------------------------------- ------------------- ----------------- -------------------
      Common        Barbara S. Will                 4,628,207           Direct            .1165%
                    7585 East Redfield Road,
                    Suite 202, Scottsdale,
                    Arizona 85260.
------------------- ------------------------------- ------------------- ----------------- -------------------
                    James Howson                    2,000,000 (1)       Indirect (1)      .0914%
                    7585 East Redfield Road,        1,630,000           Direct
      Common        Suite 202, Scottsdale,          3,630,000 Total
                    Arizona 85260.                  held
------------------- ------------------------------- ------------------- ----------------- -------------------
                     Officers and Directors as a    8,258,207                             .2079%
                                group
------------------- ------------------------------- ------------------- ----------------- -------------------



2,000,000 shares of our common stock are held by Condor Worldwide, Ltd. James Howson is the Chairmain, Chief Executive Officer and a controlling shareholder . This contract has a six year term ending in November 2003.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as otherwise noted herein, we are not aware of any arrangements which may result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.
In January 2000, we entered into a three year equipment lease with International Investment Partners Ltd. Delaware. International Investment Partners Ltd. Delaware purchased three gateways from Telic.net for installation in New York and Los Angeles. We paid International Investment Partners Ltd. Delaware $120,000 to purchase the gateways and terminate this agreement. Brian Auchey, who was formerly our chief financial officer, was vice president of International Investment Partners Ltd. Delaware. This agreement was terminated on May 31, 2000.


On May 5, 2000, Barbara S. Will, Anthony K. Welch and James K. Howson, in their individual capacities, and IPVoice Communications, Inc. and Condor Worldwide
Ltd.,  assigned to us all of the  intellectual  property  in  MultiCom  Business
Management Software in exchange. Barbara S. Will and James K. Howson constituted our only two Directors. James K. Howson is the Chairman and CEO of Condor
Worldwide LTD. Anthony K. Welch was formerly a member of our Board of Directors.

In May 2000, we completed a transaction  with Augustine Fund, L.P. and The Shaar
Fund,  Ltd.,  two of the  selling  stockholders  on our Form  SB-2  Registration
Statement on Form SB-2. We received $1,250,000 from each of them. We issued to each selling stockholder fund, 1250 shares of Series B Preferred stock, warrants to purchase 125,000 shares of common stock at an exercise price of $2.136 per share and granted them registration rights.

On June 1, 2000, we entered into a financial and business management consulting agreement with GCR. GCR was compensated on an hourly basis, plus out-of-pocket expenses, for time spent by its staff in providing services to us. Brian Auchey, a vice president of GCR, was formerly our chief financial officer. GCR was paid
$175 per hour, subject to certain adjustments, for Mr. Auchey's services. This agreement was terminated.

On August 2, 2000, we entered into a TruePartner  Master  Distributor  Agreement
and  TruePartner  Master  Agent  Marketing   Agreement  with  GCR.  Under  these
agreements,  GCR is granted  nonexclusive  rights to market and sell the IPVoice equipment  and  services  and is paid a  percentage  of sales of  equipment  and services.  Brian  Auchey,  a vice  president  of GCR,  was  formerly  our  chief financial officer. This agreement was terminated.

On September 1, 2000, we entered into a research development and technical consulting contract with Anthony Welch. Under this agreement, Mr. Welch was to provide programming, training, development and technical consulting services for $7,500 per month. The term of the agreement was indefinite but could be terminated by either party with 30 days notice. We terminated this agreement in December of 2000.

                                     PART IV
Item 13. Exhibits and Reports on Form 8-K

--------------- ---------------- ------------------------------------------------------------------------------------
Exhibit No.     See Footnotes    Description
                [1] - [9]
                indicated
                below
                regarding
                incorporation
                by reference
--------------- ---------------- ------------------------------------------------------------------------------------
3.(i).1               [1]        Articles of Incorporation of Nova Enterprises, Inc. filed February 19, 1997
--------------- ---------------- ------------------------------------------------------------------------------------
3.(i).2               [1]        Certificate of Amendment of Articles of Incorporation changing name to IPVoice
                                 Communications, Inc. filed March 24, 1998.
--------------- ---------------- ------------------------------------------------------------------------------------



--------------- ---------------- ------------------------------------------------------------------------------------
Exhibit No.     See Footnotes    Description
                [1] - [9]
                indicated
                below
                regarding
                incorporation
                by reference
--------------- ---------------- ------------------------------------------------------------------------------------
3.(i).3               [1]        Certificate of Amendment of Articles of Incorporation changing name to IPVC.com,
                                 Inc.
--------------- ---------------- ------------------------------------------------------------------------------------
3.(i).4               [1]        Certificate of Amendment of Articles of Incorporation changing name to
                                 IPVoice.com, Inc.
--------------- ---------------- ------------------------------------------------------------------------------------
3.(i).5               [4]        Certificate of Correction completing the description of the Senior Convertible
                                 Preferred Shares listed in the Amendment to the Articles of Incorporation filed on
                                 April 19, 1999
--------------- ---------------- ------------------------------------------------------------------------------------
3.(i).6               [4]        Certificate of Amendment of the Articles of Incorporation designating the preferences, limitations and relative rights of Series B Preferred Stock
--------------- ---------------- ------------------------------------------------------------------------------------
3.(i).7               [9]        Certificate of Amendment of Articles of Incorporation changing name to IPVoice
                                 Communications, Inc.
--------------- ---------------- ------------------------------------------------------------------------------------
3.(i).8               [9]        Certificate of Amendment of the Articles of Incorporation designating the preferences,
                                 limitations and relative rights of Series C Preferred Stock
--------------- ---------------- ------------------------------------------------------------------------------------
3.(i).9                *         Certificate of Amendment to the Articles of Incorporation increasing authorized common stock to 100,000,000 shares
--------------- ---------------- ------------------------------------------------------------------------------------
3.(ii).1              [1]        Bylaws of Nova Enterprises, Inc.
--------------- ---------------- ------------------------------------------------------------------------------------
4.1                   [1]        Form of Private Placement Offering of 1,600,000 common shares at $0.01 per share.
--------------- ---------------- ------------------------------------------------------------------------------------
4.2                   [1]        Form of Private Placement Offering of 992,500 common shares at $1.00 per share.
--------------- ---------------- ------------------------------------------------------------------------------------
4.3                   [1]        Form of Private Placement Offering of 100,000 common shares at $0.50 per share.
--------------- ---------------- ------------------------------------------------------------------------------------
4.4                   [1]        Form of Private Placement Offering of 1,000,000 common shares at $0.15 per share.
--------------- ---------------- ------------------------------------------------------------------------------------
4.5                   [1]        Form of Private Placement Offering of 1,250,000 common shares at $0.40 per share.
--------------- ---------------- ------------------------------------------------------------------------------------
4.6                   [1]        Form of Private Placement Offering of 104 Units at $25,000.00 per unit.
--------------- ---------------- ------------------------------------------------------------------------------------
4.7                   [1]        Form of Promissory Note for Private Placement Offering of 104 Units at $25,000 per
                                 unit.
--------------- ---------------- ------------------------------------------------------------------------------------
4.8                   [1]        Form of Warrant for Private Placement Offering of 104 Units at $25,000 per unit.
--------------- ---------------- ------------------------------------------------------------------------------------
10.1                  [1]        Agreement dated March 1998 with Nova Enterprises, Inc.
--------------- ---------------- ------------------------------------------------------------------------------------
10.2                  [1]        Agreement dated April 1999 with Independent Network Services.
--------------- ---------------- ------------------------------------------------------------------------------------
10.3                  [1]        Agreement dated February 1998 with Natural MicroSystems Corporation.
--------------- ---------------- ------------------------------------------------------------------------------------
10.4                  [1]        Agreement dated June 1999 with ICG Telecom Group, Inc.
--------------- ---------------- ------------------------------------------------------------------------------------
10.5                  [1]        Agreement dated August 1999 with RSL Com U.S.A., Inc.
--------------- ---------------- ------------------------------------------------------------------------------------
10.6                  [1]        Agreement dated July 1999 with Star Telecommunications, Inc.
--------------- ---------------- ------------------------------------------------------------------------------------
10.7                  [1]        Agreement dated August 1999 with ILD Communications, Inc.
--------------- ---------------- ------------------------------------------------------------------------------------
10.8                  [1]        Agreement dated June 1999 with Level 3 Communications LLC.
--------------- ---------------- ------------------------------------------------------------------------------------
10.9                  [1]        Agreement dated August, 1999 with Worldcom Technologies, Inc.
--------------- ---------------- ------------------------------------------------------------------------------------
10.10                 [1]        Agreement dated March 1999 with Teleco Service International, Inc.
--------------- ---------------- ------------------------------------------------------------------------------------
10.11                 [1]        Agreement dated March 1999 with Billion Telecommunication Services, Ltd.
--------------- ---------------- ------------------------------------------------------------------------------------
10.12                 [1]        Agreement dated May 1999 with Firstnet Telephony Ltd.
--------------- ---------------- ------------------------------------------------------------------------------------
10.13                 [1]        Agreement dated July 1999 with MetroPlus Communication Technology, Inc.
--------------- ---------------- ------------------------------------------------------------------------------------
10.14                 [1]        Agreement dated February 1999 with BlueGrass Net.
--------------- ---------------- ------------------------------------------------------------------------------------
10.15                 [1]        Agreement dated July 1998 with The Armstrong International Group, Inc.
--------------- ---------------- ------------------------------------------------------------------------------------
10.16                 [1]        Agreement dated February 1999 with International Investment Partners, Ltd.
--------------- ---------------- ------------------------------------------------------------------------------------
10.17                 [1]        Agreement dated March 1999 with Kenneth M. Brown
--------------- ---------------- ------------------------------------------------------------------------------------



--------------- ---------------- ------------------------------------------------------------------------------------
Exhibit No.     See Footnotes    Description
                [1] - [9]
                indicated
                below
                regarding
                incorporation
                by reference
--------------- ---------------- ------------------------------------------------------------------------------------
10.18                 [1]        Agreement dated April 1999 with Netgenie.com LLC
--------------- ---------------- ------------------------------------------------------------------------------------
10.19                 [1]        Agreement dated April 1999 with Benae International Inc.
--------------- ---------------- ------------------------------------------------------------------------------------
10.20                 [1]        Consulting Agreement dated November 1997 with Condor Worldwide, Ltd.
--------------- ---------------- ------------------------------------------------------------------------------------
10.21                 [1]        Consulting Agreement dated July 1998 with Calpe, Ltd.
--------------- ---------------- ------------------------------------------------------------------------------------
10.22                 [1]        Consulting Agreement dated July 1998 with The Investor Communications Group, Inc.
--------------- ---------------- ------------------------------------------------------------------------------------
10.23                 [1]        Consulting Agreement dated July 1998 with Corporate Imaging.
--------------- ---------------- ------------------------------------------------------------------------------------
10.24                 [1]        Consulting Agreement dated September 1998 with First Capital Partners, Inc.
--------------- ---------------- ------------------------------------------------------------------------------------
10.25                 [1]        Consulting Agreement dated October 1998 with International Investment Partners,
                                 Ltd.
--------------- ---------------- ------------------------------------------------------------------------------------
10.26                 [1]        Consulting Agreement dated October 1998 with Insidestock.com, Inc.
--------------- ---------------- ------------------------------------------------------------------------------------
10.27                 [1]        Consulting Agreement dated March 1999 with Buying Power Network.
--------------- ---------------- ------------------------------------------------------------------------------------
10.28                 [1]        Employment Agreement dated April 1998 with Barbara S. Will.
--------------- ---------------- ------------------------------------------------------------------------------------
10.29                 [1]        Employment Agreement dated April 1998 with Anthony K. Welch.
--------------- ---------------- ------------------------------------------------------------------------------------
10.30                 [1]        Employment Agreement dated April 1999 with Peter M. Stazzone.
--------------- ---------------- ------------------------------------------------------------------------------------
10.31                 [1]        Lease effective August 1, 1999 for Phoenix offices
--------------- ---------------- ------------------------------------------------------------------------------------
10.32                 [1]        Employment Agreement dated November 10, 1999 with Harry R.  Bowman
--------------- ---------------- ------------------------------------------------------------------------------------
10.33                 [2]        Memorandum of Understanding between the Company and Telic.net dated
                                 November 17, 1999
--------------- ---------------- -------------------------------------------------------------------------------------
10.34                 [2]        Executive Incentive Stock Awards Plan adopted by Shareholders on December 9, 1999
--------------- ---------------- ------------------------------------------------------------------------------------
10.35                 [3]        Engagement Letter dated November 24, 1999 with McGinn, Smith & Co., Inc.
--------------- ---------------- ------------------------------------------------------------------------------------
10.36                 [3]        Engagement Letter dated February 16, 2000 with Delano Group Securities
--------------- ---------------- ------------------------------------------------------------------------------------
10.37                 [3]        UUNET Agreement dated December 15, 1999
--------------- ---------------- ------------------------------------------------------------------------------------
10.38                 [3]        Equipment Lease dated January 20, 2000 with International Investment Partners
--------------- ---------------- ------------------------------------------------------------------------------------
10.39                 [3]        Professional Service Agreement dated October 8, 1999 with Natural Microsystems
                                 Corp.
--------------- ---------------- ------------------------------------------------------------------------------------
10.40                 [3]        Apartment Rental Agreement effective November 1, 1999
--------------- ---------------- ------------------------------------------------------------------------------------
10.41                 [3]        Telephone Equipment Lease/Purchase Agreements dated December 10, 1999
--------------- ---------------- ------------------------------------------------------------------------------------
10.42                 [3]        Amended 2000 Stock Plan
--------------- ---------------- ------------------------------------------------------------------------------------
10.43                 [4]        Agreement dated March 30, 2000 with Condor Worldwide, Ltd.
--------------- ---------------- ------------------------------------------------------------------------------------
10.44                 [4]        Promissory Note dated May 5, 2000 and Pledge and Security Agreement
--------------- ---------------- ------------------------------------------------------------------------------------
10.45                 [4]        Agreement dated May 5, 2000 with Condor Worldwide, Ltd., James K. Howson, Anthony
                                 Welch, Barbara Will and IPVoice.com
--------------- ---------------- ------------------------------------------------------------------------------------
10.46                 [5]        Augustine Fund, L.P. - Securities Purchase Agreement including all exhibits
--------------- ---------------- ------------------------------------------------------------------------------------
10.47                 [5]        The Shaar Fund, Ltd. - Securities Purchase Agreement including all exhibits
--------------- ---------------- ------------------------------------------------------------------------------------
10.48                 [6]        Employment Agreement dated April 2000 with J. Michael Scott
--------------- ---------------- ------------------------------------------------------------------------------------
10.49                 [6]        Service Agreement dated May 15, 2000 with Telic Communications, Inc.
--------------- ---------------- ------------------------------------------------------------------------------------
10.50                 [6]        Financial and Business Management Consulting Agreement dated June 1, 2000 with
                                 Growth Capital Resources.com, LLC
--------------- ---------------- ------------------------------------------------------------------------------------
10.51                 [6]        Collocation Agreement dated June 23, 2000 with Intermedia Communications Inc.
--------------- ---------------- ------------------------------------------------------------------------------------
10.52                 [6]        Service Agreement dated June 29, 2000 with Telecom Compliance Services, Inc.
--------------- ---------------- ------------------------------------------------------------------------------------
10.53                 [7]        Office Lease Agreement dated July 10, 2000 with Cornwell Corporation
--------------- ---------------- ------------------------------------------------------------------------------------
10.54                 [7]        Support Agreement dated July 28, 2000 with Sepesi, Inc.
--------------- ---------------- ------------------------------------------------------------------------------------
10.55                 [9]        Traffic Carriage Agreement dated October 16, 2000 with Telic Communications, Inc.
                                 - Requesting confidential treatment for certain provisions
--------------- ---------------- ------------------------------------------------------------------------------------
10.56                 [8]        Sales, Marketing and Business Management Consulting Contract dated October 1, 2000 with Marie Peregrim.
--------------- ---------------- ------------------------------------------------------------------------------------



--------------- ---------------- ------------------------------------------------------------------------------------
Exhibit No.     See Footnotes    Description
                [1] - [9]
                indicated
                below
                regarding
                incorporation
                by reference
--------------- ---------------- ------------------------------------------------------------------------------------

10.57                 [9]        Service Agreement dated November 1, 2000 with Blueshift Telecom, Inc. - Requesting confidential treatment for certain provisions
--------------- ---------------- ------------------------------------------------------------------------------------
10.58                 [9]        Traffic Carriage Agreement dated October 31, 2000 with DialVoIP Technologies 2000-
                                 Requesting confidential treatment for certain provisions
--------------- ---------------- ------------------------------------------------------------------------------------
23.1                  *          Consent of Durland & Company, CPAs, P.A.
--------------- ---------------- ------------------------------------------------------------------------------------
99.1                  [5]        Press Release issued by the Registrant on May 24, 2000 entitled "IPVoice.com, Inc.
                                 Finalizes $2.5 Million Funding Led by Augustine and Schaar Funds"
--------------- ---------------- ------------------------------------------------------------------------------------
99.2                  [10]       Our 10QSB filed for the period ended March 31, 2001 filed with the Commission on
                                 May 14, 2001
--------------- ---------------- ------------------------------------------------------------------------------------
99.3                  [10]       Our 10QSB for the period ended June 30, 2001 filed with the Commission on August
                                 14, 2001
--------------- ---------------- ------------------------------------------------------------------------------------
99.4                  [10]       Our 10QSB for the period ended September 30, 2001 filed with the Commission on
                                 November 19, 2001

--------------- ---------------- ------------------------------------------------------------------------------------
99.5                  [10]       Our  Registration  Statement  on Form SB-2 which was filed with the  Commission  on which was filled on August 21, 2000 and amended on November  14, 2000 and  February
                                 12, 2001.
--------------- ---------------- ------------------------------------------------------------------------------------


[1] Incorporated by reference, as previously filed with the Company's Form 10-SB filed November 3, 1999

[2] Incorporated by reference, as previously filed with the Company's Form 10-QSB for the Quarter ended September 30, 1999

[3] Incorporated by reference, as previously filed with the Company's Form 10-KSB/A for the fiscal year ended December 31, 1999

[4] Incorporated by reference, as previously filed with the Company's Form 10-QSB for the Quarter ended March 31, 2000

[5] Incorporated by reference, as previously filed with the Company's Form 8-K filed June 16, 2000

[6] Incorporated by reference, as previously filed with the Company's Form 10-QSB for the Quarter ended June 30, 2000

[7] Incorporated by reference, as previously filed with the Company's Form SB-2 filed August 21, 2000

[8] Incorporated by reference, as previously filed with the Company's Amendment No. 1 to Form SB-2 filed November 14, 2000

[9] Incorporated by reference, as previously filed with the Company's Amendment No. 2 to Form SB-2 filed February 12, 2001.

[10] We hereby incorporate the following additional documents by reference:  Our
     10QSB filed for the period ended March 31, 2001 filed with the Commission on May 14, 2001; our 10QSB for the period ended June 30, 2001 filed with the Commission on August 14, 2001; our 10QSB for the period ended September 30, 2001 filed with the Commission on November 19, 2001; and our Registration Statement on Form SB-2 which was filed with the Commission on which was filed on August 21, 2000 and amended on November 14, 2000 and February 12, 2001.

(*Filed herewith)

     (c)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of 2001.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            IPVoice Communications, Inc.
                                            (Registrant)

Date: April 15, 2002                        By: /s/ Barbara S. Will
                                                ----------------------
                                            Barbara S. Will, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

                                   Title                              Date
/s/ James K. Howson
-------------------      Chief Executive Officer            Date: April 15, 2002
James K. Howson          and Director
                         (principal executive officer)


/s/ Barbara S. Will      President and Director             Date: April 15, 2002
-------------------      (principal financial
Barbara S. Will          and accounting officer)