Form 10QSB
period 2002-03-31
IPVOICE COMMUNICATIONS INC
filed 2002-05-15
CIK 1092083

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002

Commission file no. 0-27917

                          IPVoice Communications, Inc.
                 (Name of small business issuer in its charter)


Nevada                                                       65-0729900
(State or other Jurisdiction                                 (I.R.S. Employer
of Incorporationor organization)                             Identification No.)

7585 E. Redfield Road, Suite 202
Scottsdale, Arizona                                          85260
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number:  (480) 948-1895

Securities registered under Section 12(b) of the Exchange Act:

                                                 Name of each exchange on
         Title of each class                         which registered
         -------------------                     ------------------------
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

                   Yes   X                                No
                        ---                                    ---

     As of March 31, 2002, there are 39,886,311 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1. Financial Statements.
-----------------------------

The Consolidated Financial Statements of IPVoice.com, Inc. for the period ending March 31, 2002 and 2001 are unaudited and are attached and incorporated by this reference as Item 1.

Item 2.  Management's  Discussion and Analysis of Results of Operations and Plan
--------------------------------------------------------------------------------
of Operations.
-------------

This analysis should be read in conjunction with the consolidated financial statements, the notes thereto, included in this Form 10-QSB and the financial statements and notes thereto included in IPVoice.com, Inc.'s December 31, 2001 Annual Report on Form 10-KSB.

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

The  Company's IP Telephony  software  enables  unique  converged  communication services and operational network efficiencies for use in IP telephone applications, such as telephone, facsimile, data, images, and video over the internet. Our overall strategy is to deliver clearly differentiated communication products at competitive prices.

In the first quarter of 1999, we began deploying a VOIP network to deliver differentiated products to consumers. We also established the beginnings of global joint marketing and distribution relationships which was followed by a market-wide technology turndown in March of 2000 effecting consumer confidence in development stage companies, including our business. As a result, we discontinued all of our products and services in the fourth quarter of 2001 as we were unable to establish a sustainable revenue stream during 2001. We began to reorganize and decrease overhead while at the same time seeking different avenues to commercialize our founding technology. Management has concluded that the most efficient means to enhance our ability to generate revenues and improve our management expertise and operational capacity is to acquire branded communications industry companies.

Consistent with this strategy, we signed an Agreement and Plan of Merger with Vergetech, Inc. ("VTI"), a privately held Texas corporation headed up by Philip Verges, their President and Chief Executive Officer. Philip Verges has also taken the position of acting Chief Executive Officer of IPVoice replacing Mr. James Howson in the everyday roll and duties of this position. This allows new management to move the company forward. Mr. Verges has been acting in the CEO capacity as of March 2002. The Agreement was subject to certain conditions being satisfied prior to closing which still remain outstanding at this time. It is expected that these matters will be satisfactorily resolved within the month of May. It is intended that the Company headquarters and operations will be transferred to the VTI facilities in Dallas, Texas. VTI is a profitable systems integration firm with branded channel relationships with companies such as Cisco.

The Company is in the development stage and is acquiring the necessary operating assets and management expertise to continue with its proposed business. While the Company is developing tools necessary to enter the Internet Protocol telephony market, there is no assurance that any benefit will result from such activities.

Results of Operations

Comparison of Three Months Ended March 31, 2002 and 2001

Overview

The Company is in the development stage. From its inception, the Company has incurred losses from operations. As of March 31, 2002, the Company had cumulative net losses totaling $8,883,000. We expect to continue to generate losses as long as our revenues do not increase.

Revenues

Revenues for the three months ended March 31, 2002 and 2001 were $70 and $77,000, respectively. The lack of sales in the first quarter of 2002 results because of management's decision to discontinue its network operations in the later part of 2001. Revenues for the first three months of 2001 is comprised of sales of prepaid calling cards.


Operating Expenses

Operating expenses for the three months ended March 31, 2002 were $302,000 compared to $1,284,000 for the first quarter of fiscal 2001. The net loss was $310,000 and $1,262,000 for the three months ended March 31, 2002 and 2001, respectively.

The decrease in operating expenses is in concert with management's decision to reorganize the Company's operations. Approximately 70% of the net loss for the first quarter of 2002 resulted from the Company issuing its stock for services rendered.

Financial Condition, Liquidity and Capital Resources

At March 31, 2002, the Company had cash of $19,054 compared to $12,690 at December 31, 2001. The Company is in the process of trying to secure additional funding from several sources to continue to sustain its operations.

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

Plan of Operations

Management is currently restructuring its operations in line with actual sales levels and available working capital and the contemplated merger with VTI. Management expects to raise funding which will allow it to move forward with its plan to achieve and sustain cash profitability within the next year. Within this timeframe, management will need to secure additional funding to maintain its position in the market and to allow it to make several strategic alliances and complete other acquisitions currently under discussion.

The Company does not plan to make material investments into its products, sales and marketing, research and development and employees at this time.

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

                                     PART II

Item 1. Legal Proceedings.
--------------------------

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

Item 2. Changes in Securities and Use of Proceeds.
--------------------------------------------------

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

Item 4 Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

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

Item 6. Exhibits.
-----------------

     (a) Exhibits, as described in the following index of exhibits, are filed herewith or incorporated herein by reference, as follows:


Exhibit No.                         Description
--------------------------------------------------------------------------------

3.(i).7        [1]  Certificate  of  Amendment  of  Articles  of   Incorporation
                    changing name to IPVoice Communications, Inc.

3.(i).8        [1]  Certificate  of  Designation  designating  the  preferences, limitations  and  relative  rights of  Series C  Convertible
                    Preferred Stock

27.1            *   Financial Data Sheet
--------------------------------------------------------------------------------

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

Date     May 10, 2002                  IPVoice Communications, Inc. (Registrant)


                                        /s/  Barbara S. Will
                                       -----------------------------------------
                                       Barbara S. Will
                                       Director and  President
                                       (principal financial and
                                       accounting officer)

                                          /s/  James Howson
                                       -----------------------------------------
                                       James Howson
                                       Chairman and
                                       Chief Executive Officer
                                       (principal executive officer)

                          IPVoice Communications, Inc.
                            (f/k/a IPVoice.com, Inc.)




INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets- March 31, 2002 (Unaudited) ................... F-1

Consolidated Statements of Operations (Unaudited) ......................... F-2

Consolidated Statements of Stockholders' Equity (Deficiency) (Unaudited) ..F-3,4

Consolidated Statements of Cash Flows (Unaudited).......................... F-5

Notes to Consolidated Financial Statements ................................ F-6



                          IPVoice Communications, Inc.
                            (f/k/a IPVoice.com, Inc.)
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheets

                                                                                                 March 31,     December 31,
                                                                                                     2002            2001
                                                                                               ------------    ------------
                               ASSETS                                                                   (Unaudited)

CURRENT ASSETS
    Cash                                                                                       $     19,055    $     12,690
    Certificates of deposit - restricted                                                               --              --
    Accounts receivable                                                                              31,740          47,304
    Inventory                                                                                          --              --
    Prepaid expenses and deposits                                                                    62,755          62,755
                                                                                               ------------    ------------
       Total current assets                                                                         113,550         122,749
                                                                                               ------------    ------------

FIXED ASSETS
    Computer equipment                                                                              730,043         730,043
    Office equipment                                                                                 50,454          50,454
    Furniture & fixtures                                                                             47,740          47,740

                                                                                               ------------    ------------
       Property & equipment, at cost                                                                828,237         828,237
       Less accumulated depreciation                                                               (275,720)       (266,295)
                                                                                               ------------    ------------
       Property & equipment, net                                                                    552,517         561,942
                                                                                               ------------    ------------

INTANGIBLE ASSETS                                                                                   260,736         260,736
                                                                                               ------------    ------------

Total Assets                                                                                   $    926,803    $    945,427
                                                                                               ============    ============


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES

    Accounts Payable
       Trade                                                                                   $    589,139     $   563,729
       Officer                                                                                      119,119         140,119
       Related party                                                                                 10,250          10,250
    Accrued dividends                                                                               338,651         295,188
    Accrued interest - stockholders                                                                   5,000           5,000
    Deferred revenue                                                                                  7,465           7,465

                                                                                               ------------    ------------
       Total current liabilities                                                                  1,069,624       1,021,751
                                                                                               ------------    ------------

LONG-TERM LIABILITIES
    Notes payable                                                                                 1,148,895       1,051,941
    Capitalized  leases                                                                             169,896         198,260
                                                                                               ------------    ------------
       Total long-term  liabilities                                                               1,318,792       1,250,201
                                                                                               ------------    ------------

Total liabilities                                                                                 2,388,416       2,271,952
                                                                                                ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

Senior convertible preferred stocks, $.001 par value, authorized 10,000,000 shares
       Series A, 200 issued and outstanding shares at March 31, 2002 and December 31, 2001
       Series B, 2,318 issued and outstanding shares at March 31, 2002 and December 31, 2001              3               3
Common stock, $.001 par value, authorized 50,000,000 outstanding; 39,886,311 and 29,214,471
       issued and outstanding shares at March 31, 2002 and December 31, 2001                         39,886          29,214
Beneficial conversion feature discount                                                            1,046,030       1,046,030
Additional paid-in capital                                                                        7,507,566       7,299,646
Deficit accumulated in the development stage                                                    (10,055,098)     (9,701,418)
                                                                                               ------------    ------------
       Total stockholders' equity (deficiency)                                                   (1,461,613)     (1,326,525)
                                                                                                ------------    ------------

Total Liabilities and Stockholders' Equity (Deficiency)                                         $    926,803    $    945,427
                                                                                                ============    ============


   The accompanying notes are an integral part of the financial statements


                          IPVoice Communications, Inc.
                            (f/k/a IPVoice.com, Inc.)
                        (A Development Stage Enterprise)
                      Consolidated Statements of Operations
                                  ( Unaudited )
                                                                                 Period from
                                                                                 February 19,
                                                                                   1997
                                                                                 (Inception)
                                               Three Months Ended March 31,        through
                                               ----------------------------        March 31,
                                                    2002             2001             2002
                                               -----------      -----------      -----------
NET SALES                                      $        70      $    77,089      $   657,583
COST OF SALES                                         --             52,557          567,378

                                               -----------      -----------      -----------
      Gross Profit                                      70           24,532           90,205
                                               -----------      -----------      -----------

OPERATING EXPENSES
      Compensation
          Officers                                  34,000          447,708        1,994,703
          Other                                     21,428          105,552          932,998
          Consulting                               120,000           10,731        1,788,598
          Consulting - related party                66,384          477,280        1,307,872
      General and administrative                    50,458          206,930        2,133,928
      Research and development                        --              7,500          142,509
      Organizational expense - related party          --               --             14,000
      Depreciation and amortization                  9,425           28,274          275,721

                                               -----------      -----------      -----------

          Total operating expenses                 301,695        1,283,975        8,590,329
                                               -----------      -----------      -----------

Loss from operations                              (301,625)      (1,259,443)      (8,500,124)
                                               -----------      -----------      -----------

OTHER INCOME (EXPENSE)
Interest expense                                    (8,592)          (3,436)        (399,455)
Interest income                                       --                712           64,997
Write-off of receivable                               --               --            (48,532)
                                               -----------      -----------      -----------
          Total other income (expense)              (8,592)          (2,724)        (382,990)
                                               -----------      -----------      -----------

Net Loss                                       $  (310,217)     $(1,262,167)     $(8,883,114)
                                               ===========      ===========      ===========

Loss per common share, Basic                   $     (0.01)     $     (0.07)
                                               ===========      ===========

Number of weighted average common
 shares outstanding                             27,181,786       18,685,341
                                               ===========      ===========

The accompanying notes are an integral part of the financial statements

                          IPVoice Communications, Inc.

                            (f/k/a IPVoice.com, Inc.)
                        ( A Development Stage Enterprise)
          Consolidated Statements of Stockholders' Equity (Deficiency)


                                                                                              Par Value
                                                            Number of Shares        --------------------------    Additional
                                                      --------------------------       Preferred       Common       Paid-in
                                                         Preferred       Common          Stock         Stock        Capital
BEGINNING BALANCE
February 19, 1997 (Inception)                                --             --      $       --      $      --      $      --
2/97 - founder's serv. ($0.001/sh.)                          --        9,000,000            --            9,000           --
3/97 - cash ($0.01/sh.)                                      --        1,400,000            --            1,400         12,600
Net loss                                                     --             --              --             --             --
                                                      ----------------------------------------------------------------------------
BALANCE, 12/31/97                                            --       10,400,000            --           10,400         12,600
3/19 - donated-rel. party $0.001/sh.)                        --       (9,000,000)           --           (9,000)         9,000
3/19 - acquisition ($0.001)                                  --        9,000,000            --            9,000         (9,000)
3/20 - cash received                                         --             --              --             --             --
2nd qtr, - cash ($1.00/sh.)                                  --          144,000            --              144        143,856
3rd qtr. - cash ($1.00/sh.)                                  --           10,000            --               10          9,990
3rd qtr. - cash ($0.75/sh.)                                  --           53,333            --               53         39,947
3rd qtr. - cash ($0.50/sh.)                                  --           20,000            --               20          9,980
3rd qtr. - cash ($0.25/sh.)                                  --          100,000            --              100         24,900
3rd qtr. - cash $0.10/sh.)                                   --          627,000            --              627         62,073
3rd qtr. - services ($0.10/sh.)                              --          473,000            --              473         46,827
4th qtr. - cash ($0.15/sh.)                                  --          396,666            --              397         59,103
4th qtr. - services ($0.15/sh.)                              --          275,000            --              275         40,975
4th qtr. - cash ($0.19/sh.)                                  --           80,000            --               80         14,920
Net loss                                                     --             --              --             --             --
                                                      ----------------------------------------------------------------------------
BALANCE, 12/31/98                                            --       12,578,999            --           12,579        465,171
1st qtr. - cash ($0.22/sh.)                                  --          687,499            --              687        149,313
1st qtr. - services ($0.87/sh.)                              --          493,760            --              494        429,070
2nd qtr. - cash received                                     --             --              --             --             --
2nd qtr. - cash ($4.00/sh.)                                 1,150           --                 1           --            4,599
2nd qtr. - cash ($0.15/sh.)                                  --        2,005,000            --            2,005        293,995
3rd qtr. - cash ($0.40/sh.)                                  --          437,500            --              438        174,562
3rd qtr. - cash received                                     --             --              --             --             --
3rd qtr. - services ($1.00)                                  --           10,000            --               10          9,990
4th qtr. - services ($0.21)                                  --          210,000            --              210         43,540
Net loss                                                     --             --              --             --             --
                                                      ----------------------------------------------------------------------------
BALANCE, 12/31/99                                           1,150     16,422,758               1         16,423      1,570,240
1st qtr. - cash ($1.00/sh.)                                  --          386,000            --              386        385,614
1st qtr. - cash ($.99/sh.)                                   --           75,000            --               75         73,988
1st qtr. - services/deposits($2.92/sh.)                      --          250,000            --              250        730,528
1st qtr. - services  ($2.92/sh.)                             --           50,000            --               50        145,950
2nd qtr. - cash ($1.00/sh.)                                  --          120,000            --              120        119,880
2nd qtr. -  cash ($.99/sh.)                                  --           18,750            --               18         18,496
2nd qtr. - Conversion due to Tender Offer                    (950)       543,876              (1)           544        678,208
Issuance of Series B - cash                                 2,500           --                 3           --        1,190,848
3rd qtr. -  issuance of shares for warrant                   --          700,000            --              700           (700)
4th qtr. - services  ($0.91/sh.)                             --          300,000            --              300        272,700
Series B preferred stock dividend                            --             --              --             --          833,333
Net loss                                                     --             --              --             --             --
                                                      ----------------------------------------------------------------------------
BALANCE, 12/31/2000                                         2,700     18,866,384    $          3    $    18,866    $ 6,019,085
1st qtr. - services  ($.38/sh.)                                        2,256,000                          2,256        855,024
1st qtr.-Conversion of Series B Preferred Stock               (20)        98,217                             98            (98)
2nd qtr. - services  ($.13/sh.)                                        3,004,418                          3,004        384,879
2nd qtr.-Conversion of Series B Preferred                     (90)     1,058,905                          1,059         (1,059)
2nd qtr. - issuance of shares for interest                               126,631                            127         28,441
Series B preferred stock dividend
2nd qtr. Beneficial Conversion Feature Discount
3nd qtr. - issuance of shares for interest                               143,195                            143          8,443
3rd qtr.-Conversion of Series B Preferred                     (50)     1,674,565                          1,675         (1,675)
4th qtr.-Conversion of Series B Preferred Stock               (22)     1,717,656                          1,718         (1,718)
4th qtr. - issuance of shares for interest                               268,500                            268          8,324
Net loss
                                                      ----------------------------------------------------------------------------
BALANCE, 12/31/2001                                         2,518     29,214,471    $          3    $    29,214    $ 7,299,646
Series B preferred stock divinend
1st qtr. - issuance of shares for interest                               171,840                            172          8,420
1st qtr. - services  ($..02/sh.)                                      10,500,000                         10,500        199,500
Net loss
                                                      ----------------------------------------------------------------------------
BALANCE, 03/31/02 (Unaudited)                               2,518     39,886,311    $          3    $    39,886     $ 7,507,566
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


                          IPVoice Communications, Inc.

                            (f/k/a IPVoice.com, Inc.)
                        ( A Development Stage Enterprise)


    Consolidated Statements of Stockholders' Equity (Deficiency) - Continued



                                                                      Beneficial     Accumulated       Total
                                                         Stock        Conversion     During the    Stockholders'
                                                      Subscription     Feature       Development      Equity
                                                       Receivable      Discount         Stage      (Deficiency)


BEGINNING BALANCE
February 19, 1997 (Inception)                         $      --      $      --      $       --      $      --
2/97 - founder's serv. ($0.001/sh.)                          --             --              --            9,000
3/97 - cash ($0.01/sh.)                                   (12,274)          --              --            1,726
Net loss                                                     --             --           (22,981)       (22,981)
                                                      ---------------------------------------------------------
BALANCE, 12/31/97                                         (12,274)          --           (22,981)       (12,255)
3/19 - donated-rel. party $0.001/sh.)                        --             --              --             --
3/19 - acquisition ($0.001)                                  --             --              --             --
3/20 - cash received                                       12,274           --              --           12,274
2nd qtr, - cash ($1.00/sh.)                                  --             --              --          144,000
3rd qtr. - cash ($1.00/sh.)                                  --             --              --           10,000
3rd qtr. - cash ($0.75/sh.)                                  --             --              --           40,000
3rd qtr. - cash ($0.50/sh.)                                  --             --              --           10,000
3rd qtr. - cash ($0.25/sh.)                                  --             --              --           25,000
3rd qtr. - cash $0.10/sh.)                                (62,700)          --              --             --
3rd qtr. - services ($0.10/sh.)                              --             --              --           47,300
4th qtr. - cash ($0.15/sh.)                                  --             --              --           59,500
4th qtr. - services ($0.15/sh.)                              --             --              --           41,250
4th qtr. - cash ($0.19/sh.)                                  --             --              --           15,000
Net loss                                                     --             --          (507,685)      (507,685)
                                                      ---------------------------------------------------------
BALANCE, 12/31/98                                         (62,700)          --          (530,666)      (115,616)
1st qtr. - cash ($0.22/sh.)                                  --             --              --          150,000
1st qtr. - services ($0.87/sh.)                              --             --              --          429,564
2nd qtr. - cash received                                   60,000           --              --           60,000
2nd qtr. - cash ($4.00/sh.)                                  --             --              --            4,600
2nd qtr. - cash ($0.15/sh.)                                  --             --              --          296,000
3rd qtr. - cash ($0.40/sh.)                                  --             --              --          175,000
3rd qtr. - cash received                                    2,700           --              --            2,700
3rd qtr. - services ($1.00)                                  --             --              --           10,000
4th qtr. - services ($0.21)                                  --             --              --           43,750
Net loss                                                     --             --        (1,973,834)
                                                      ---------------------------------------------------------
BALANCE, 12/31/99                                            --             --        (2,504,500)      (917,836)
1st qtr. - cash ($1.00/sh.)                                  --             --              --          386,000
1st qtr. - cash ($.99/sh.)                                   --             --              --           74,063
1st qtr. - services/deposits($2.92/sh.)                      --             --              --          730,778
1st qtr. - services  ($2.92/sh.)                             --             --              --          146,000
2nd qtr. - cash ($1.00/sh.)                                  --             --              --          120,000
2nd qtr. -  cash ($.99/sh.)                                  --             --              --           18,514
2nd qtr. - Conversion due to Tender Offer                    --             --              --          678,751
Issuance of Series B - cash                                  --          833,333            --        2,024,184
3rd qtr. -  issuance of shares for warrant                   --             --              --             --
4th qtr. - services  ($0.91/sh.)                             --             --              --          273,000
Series B preferred stock dividend                            --             --          (947,396)      (114,063)
Net loss                                                     --             --        (3,378,650)    (3,378,650)
                                                      ---------------------------------------------------------
BALANCE, 12/31/2000                                   $      --      $   833,333    $  (6,830,456)       40,741
1st qtr. - services  ($.38/sh.)                                                                        857,280
1st qtr.-Conversion of Series B Preferred Stock                                                           --
2nd qtr. - services  ($.13/sh.)                                                                        387,883
2nd qtr.-Conversion of Series B Preferred
2nd qtr. - issuance of shares for interest                                                               28,568
Series B preferred stock dividend                                                       (181,125)      (181,125)
2nd qtr. Beneficial Conversion Feature Discount                          212,697                        212,697
3nd qtr. - issuance of shares for interest                                                                8,586
3rd qtr.-Conversion of Series B Preferred                                                           $         0
4th qtr.-Conversion of Series B Preferred Stock                                                     $         0
4th qtr. - issuance of shares for interest                                                                8,592
Net loss                                                                              (2,689,747)    (2,689,747)
                                                      ---------------------------------------------------------
BALANCE, 12/31/2001                                   $      --      $ 1,046,030    $ (9,701,418)   $(1,326,525)
Series B preferred stock divinend                                                        (43,463)       (43,463)
1st qtr. - issuance of shares for interest                                                                8,592
1st qtr. - services  ($..02/sh.)                                                                        210,000
Net loss                                                                                (310,217)      (310,217)
                                                      ---------------------------------------------------------
BALANCE, 03/31/02 (Unaudited)                         $      --      $ 1,046,030    $ (10,055,098)  $(1,461,613)


The accompanying notes are an integral part of the financial statements


                          IPVoice Communications, Inc.
                            (f/k/a IPVoice.com, Inc.)
                        (A Development Stage Enterprise)
                      Consolidated Statements of Cash Flows
                                  ( Unaudited )


                                                                                                 Period from
                                                                Three Months Ended March 31,   February 19, 1997
                                                               ------------------------------     (Inception)
                                                                     2002             2001      March 31, 2002
                                                               -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $    (310,217)   $  (1,262,167)   $  (8,883,114)
Adjustments to reconcile net loss to net cash used by
   Operating activities:
     Stock issued for services/deposits - related party               90,000          857,280        2,121,875
     Stock issued for services - other                               128,592                         1,118,268
     Depreciation                                                      9,425           28,275          275,721
     Interest credited to certificate of deposit                        --                              (1,768)
     Amortization of beneficial conversion feature discount             --               --            212,697
Changes in operating assets and liabilities:
     (Increase) decrease in inventory                                   --                                --
     (Increase) decrease  in accounts receivable                      15,564          (11,819)         (31,740)
     (Increase) decrease in prepaid expenses and deposits               --             26,030          (62,755)
     Increase (decrease) in accounts payable - trade                  25,409          122,277          589,138
     Increase (decrease) in accounts payable - officers              (21,000)         119,119
     Increase (decrease) in accounts payable - related party            --            (40,475)          10,250
     Increase (decrease) in deferred revenue                            --             (4,500)           7,465
     Increase (decrease) in accrued payroll taxes                       --             11,142             --
     Increase (decrease) in accrued interest                            --                               5,000
                                                               -------------    -------------    -------------
Net cash used by operating activities                                (62,227)        (273,957)      (4,519,844)
                                                               -------------    -------------    -------------

CASH FLOWS FROM INVESTING  ACTIVITIES:
      Purchase of certificate of deposit                                --                             (50,000)
      Maturity of cetificate of deposit                                 --             25,619           51,768
      Purchase of property and equipment                                --                            (828,237)
      Purchase of intangibles                                           --            (14,509)        (260,736)
                                                               -------------    -------------    -------------
Net cash used by investing activities                                   --             11,110       (1,087,205)
                                                               -------------    -------------    -------------

CASH FLOWS FROM FINANCING  ACTIVITIES:
      Proceeds from notes payable                                     68,591          198,260        2,078,241
      Common stock issued for cash                                                                   1,524,803
      Professional services in connection with Tender Offer             --                             (80,699)
      Preferred stock issued for cash, net of expenses                  --                           2,028,784
      Proceeds from stock subscription receivable                       --               --             74,974
                                                               -------------    -------------    -------------
Net cash provided by financing activities                             68,591          198,260        5,626,103
                                                               -------------    -------------    -------------

Net increase (decrease) in cash and equivalent                         6,364          (64,587)          19,054

CASH, beginning of period                                             12,690          111,150             --
                                                               -------------    -------------    -------------
CASH, end of period                                            $      19,054           46,563    $      19,054
                                                               =============    =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Interest paid in cash                                   $        --              3,436    $     127,420
                                                               =============    =============    =============

Non-Cash Financing Activities:
       Conversion of debt to common stock due
                              to Tender Offer                  $        --               --      $     759,450
                                                               =============    =============    =============

       Series B preferred stock dividend                       $      43,463    $      46,875    $   1,171,984
                                                               =============    =============    =============

       Issuance of common stock for warrants                   $        --      $        --      $         700
                                                               =============    =============    =============

       Common stock issued to pay interest                     $       8,592    $        --      $      54,338
                                                               =============    =============    =============

       Donated capital - related party                         $        --      $        --      $       9,000
                                                               =============    =============    =============

       Inventory transferred to property and equipment         $        --      $        --      $     152,980
                                                               =============    =============    =============

The accompanying notes are an integral part of the financial statements

                          IPVoice Communications, Inc.
                            (f/k/a IPVoice.com, Inc.)
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
          (Information with respect to the three months ended March 31,
                          2002 and 2001 are unaudited)

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

     h) Intangibles. In the second quarter of 2000, the Company engaged a law firm for the preparation and filing of the required applications for rates and tariffs with the state regulatory authorities in 48 continental United States, Hawaii, the District of Columbia and the U.S. FCC at a total cost of $260,000, in accordance with APB 17. The Company intends to amortize this cost over a twelve-month period beginning with the initiation of operations, as these rates and tariffs are renewed on an annual basis.

     i) Revenue recognition The Company anticipated two revenue streams: 1) prepaid telephone calling cards and other calling services and 2) the sale of its "Gateways". The Company recognized revenue on the prepaid telephone cards and other calling services based upon actual usage provided in reports detailing usage by activated PIN codes. Since the Company requires payment in full by the wholesaler or customer upon PIN code activation, in blocks or individually, the amount received by the Company in excess of that reported by the provider is classified as deferred revenue. Revenue from the sale of the Company's "Gateways" is recognized upon acceptance of the equipment by the purchaser. Although the accounting for the two revenue streams is different, they are both part of the Company's single line of business.

     j) Research and development Research and development costs are expensed in the period incurred.

     k) Interim financial information The financial statements for the three months ended March 31, 2002 and 2001 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal recurring nature. The results for the three months are not indicative of a full year results.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 39,886,311 and 29,214,471 shares of common stock issued and outstanding at March 31, 2002 and December 31, 2001, respectively. The Company had 200 shares of Series A preferred stock issued and outstanding at March 31, 2002 and December 31, 2001, respectively. The Company had 2,318 shares of Series B preferred stock issued and outstanding at March 31, 2002 and December 31, 2001, respectively. In February 1997, the Company issued 9,000,000 shares to its founder for services rendered to the Company valued at par value, or $9,000. In March 1997, the Company completed a Regulation D Rule 504 Placement for 1,400,000 shares in exchange for $14,000 cash.

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

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $8,880,000 which expire beginning December 31, 2117. There may be certain limitations on the Company's ability to utilize the loss carry-forwards in the event of a change of control, should that occur.

     The amount recorded as a deferred tax asset, cumulative as of March 31, 2002, is $3,552,000, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $3,552,000 as the Company has no history of profitable operations. The significant components of the net deferred tax asset as of March 31, 2002 are:

                  Net operating losses           $ 3,552,000
                                                 -----------
                  Valuation allowance             (3,552,000)
                                                 -----------
                  Net deferred tax asset         $         0
                                                 ===========

(4) Related Parties At March 31, 2002 and December 31, 2001, the Company owed officers $119,119 and $140,119, respectively for reimbursement of expenses paid on behalf of the Company and unpaid salaries. These amounts are reflected in Accounts Payable - Officer. At March 31,2002 and December 31, 2001, the Company owed two shareholders $10,250 for consulting services performed and reimbursement of expenses paid on behalf of the Company. Both amounts are reflected in Accounts Payable-Related Party. Total consulting fees incurred by two shareholders during the year ended December 31, 2001 amounted to $514,672 and $66,384 as of the end of the first quarter of 2002. Consulting fees amounting to $90,750 were paid to an officer during the twelve month period ended December 31, 2001.


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

(7)  Commitment and Contingencies

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


     f) Stock option plan In December 1999, the stockholders adopted an executive incentive plan the "Option Plan" or "2000 Executive Incentive Plan") under which 1,000,000 shares of common stock are reserved for grants under the Option Plan. The Option Plan took effect on January 1, 2000 and terminates on December 31, 2005. Options granted under the Option Plan may qualify as "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended, and become exercisable in accordance with the terms approved at the time of the grant. To be eligible, a grantee must be an employee, officer, director, or consultant of the Company. It is intended that all options be granted at fair market value on a particular date determined by the Compensation and Option Committee of the Board of Directors. As of March 31, 2001, options to purchase 50,000 shares at an exercise price of $1.21 per share have been granted to 1 employee and are unexercised.

     (8) Going Concern As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $8,883,000 since inception. At March 31, 2002, the Company reflects negative working capital of approximately $956,000. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company has retained the services of a registered broker/dealer and is in negotiations with investment groups to raise additional capital.