Form 10QSB
period 2002-06-30
IPVOICE COMMUNICATIONS INC
filed 2002-08-23
CIK 1092083

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                  EXCHANGE ACT
                                     OF 1934

                       For the quarter ended June 30, 2002

                           Commission file no. 0-27917

                          IPVoice Communications, Inc.
                 (Name of small business issuer in its charter)

               Nevada                                  65-0729900
    (State or other Jurisdiction                     (I.R.S. Employer
   of Incorporationor organization)                  Identification No.)

                         14860 Montfort Drive, Suite 210
                               Dallas, Texas 75240
               (Address of principal executive offices) (Zip Code)

                     Issuer's telephone number: 972 386 3372

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
                               Maxim Advisors, LLC
                            1739 University Ave. #339
                                Oxford, MS 38655
                               Tel: (662) 236 7852
                               Fax: (662) 236 7663

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

     As of June 30, 2002,  there are  42,386,310 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1. Financial Statements.
-----------------------------

The Consolidated Financial Statements of IPVoice Communications, Inc. for the
period ending June 30, 2002 and 2001 are unaudited and are attached and incorporated by this reference as Item 1.

Item 2. Management's Discussion and Analysis of Results of Operations and Plan of Operations.
   ---------------------------------------------------------------------------------------------

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

Consistent with this strategy, we signed an Asset Purchase Agreement with
Vergetech, Inc. ("VTI"), a privately held Texas corporation headed up by Philip
Verges, their President and Chief Executive Officer. VTI is a systems integration firm with branded channel relationships with companies such as
Cisco.

The Asset Purchase Agreement closed on July 19th, 2002. On July 19th, 2002, Mr.
Verges officially became our president and CEO.

On July 19th, 2002, our headquarters and operations were transferred to the VTI facilities in Dallas, Texas.

The Company is in the development stage and is acquiring the necessary operating assets and management expertise to continue with its proposed business. While the Company is developing relationships to expand its products and services, there is no assurance that any benefit will result from such activities.

Results of Operations

Results of Operations for the Three Months Ended June 30, 2002 Compared to the
Three Months Ended June 30, 2001

Revenues
--------

Sales
-----

Sales for the three months ended June 30, 2002 were $0 compared to $11,290 for the second quarter of fiscal 2001. The decrease in Sales in the second quarter of 2002 is a result of management's decision to discontinue its network operations and reorganize the Company's operations. Sales for the second three months of 2001 is comprised of sales of prepaid calling cards.

Cost of Sales
-------------

Cost of Sales for the three months ended June 30, 2002 were $0 compared to
$10,461 for the second quarter of fiscal 2001. The decrease in Cost of Sales in the second quarter of 2002 is a result of management's decision to discontinue its network operations and reorganize the Company's operations. Cost of Sales for the second three months of 2001 is comprised of sales of prepaid calling cards.

Net Sales
---------

Net Sales for the three months ended June 30, 2002 were $0 compared to $829 for the second quarter of fiscal 2001. The decrease in Net Sales in the second quarter of 2002 is a result of management's decision to discontinue its network operations and reorganize the Company's operations. Net Sales for the second three months of 2001 is comprised of sales of prepaid calling cards.

Operating Expenses
------------------

Compensation, General and Administrative Expenses, Research and Development,
Organization Expense - Related Party, and Depreciation and Amortization Expenses
for the three months ended June 30, 2002 were $114,425 compared to $841,903 for the second quarter of fiscal 2001. The decrease in Compensation, General and
Administrative Expenses, Research and Development, Organization Expense -
Related Party, and Depreciation and Amortization Expenses in the second quarter of 2002 is a result of management's decision to discontinue its network operations and reorganize the Company's operations.

Other Income (Expense)
----------------------

The Company incurred net interest expense of $(8,592) for the three months ended
June 30, 2002, compared to $(129,018) for the three months ended June 30, 2001.
This decrease is primarily the result of the Company not borrowing any additional funds during the three months ended June 30, 2002;

Net Loss
--------

The Company had a net loss of $(123,017), or $(0.01) per share, for the three months ended June 30, 2002, compared to a net loss of $(970,921), or $.05 per share, for the three months ended June 30, 2001. This decrease was primarily a result of decreases in direct costs, amortization and depreciation of the assets and interest expense, offset by decrease in revenues and an increase in selling, general and administrative expenses.

Results of Operations for the Six Months Ended June 30, 2002 Compared to the Six
Months Ended June 30, 2001.

Revenues
--------

Sales
-----

Sales for the six months ended June 30, 2002 were $70 compared to $88,379 for the six months ended June 30, 2001. The decrease in Sales in the six months ended June 30, 2002 is a result of management's decision to discontinue its network operations and reorganize the Company's operations. Sales for the six months ended June 30, 2001 is comprised of sales of prepaid calling cards.

Cost of Sales
-------------

Cost of Sales for the six months ended June 30, 2002 were $0 compared to $64,018 for the six months ended June 30, 2001. The decrease in Cost of Sales in the six months ended June 30 of 2002 is a result of management's decision to discontinue its network operations and reorganize the Company's operations. Cost of Sales for the six months ended June 30, 2001 is comprised of sales of prepaid calling cards.

Net Sales
---------

Net Sales for the six months ended June 30, 2002 were $70 compared to $24,361 for the six months ended June 30, 2001. The decrease in Net Sales in the six months ended June 30, 2002 is a result of management's decision to discontinue its network operations and reorganize the Company's operations. Net Sales for the six months ended June 30, 2001 is comprised of sales of prepaid calling cards.

Operating Expenses
------------------

Compensation, General and Administrative Expenses, Research and Development,
Organization Expense - Related Party, and Depreciation and Amortization Expenses
for the six months ended June 30, 2002 were $626,120 compared to $2,124,878 for the six months ended June 30, 2001. The decrease in Compensation, General and
Administrative Expenses, Research and Development, Organization Expense -
Related Party, and Depreciation and Amortization Expenses in the six months ended June 30, 2002 is a result of management's decision to discontinue its network operations and reorganize the Company's operations.

Other Income (Expense)
----------------------

The Company incurred net interest expense of $(17,184) for the six months ended
June 30, 2002, compared to $(131,742) for the six months ended June 30, 2001.
This decrease is primarily the result of the Company not borrowing any additional funds during the six months ended June 30, 2002;

Net Loss
--------

The Company had a net loss of $(643,234), or $(0.01) per share, for the six months ended June 30, 2002, compared to a net loss of $(2,232,259), or $.11 per share, for the six months ended June 30, 2001. This decrease was primarily a result of decreases in direct costs, amortization and depreciation of the assets and interest expense, offset by decrease in revenues and an increase in selling, general and administrative expenses.

Financial Condition, Liquidity and Capital Resources

From our inception to June 30, 2002, the Company has incurred a net loss of
$9,216,000. At June 30, 2002, the Company reflects negative working capital of approximately $1,008,000. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the
Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company has retained the services of a registered broker/dealer and is in negotiations with investment groups to raise additional capital.

Our cash resources of $0 are not sufficient to satisfy our cash requirements over the next 12 months. We will need to secure a minimum of $_______ to satisfy such requirements, but we need an additional minimum of $____________ to finance our planned expansion in the next 12 months, which funds will be used for product development, marketing, and customer support. However in order to become profitable we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding.

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

(e) We entered into an Asset Purchase Agreement effective January 25, 2002.
IPvoice purchased Vergetech for 3 Million dollars to be paid under a Promissory
Note. The Asset Purchase Agreement and related documents were executed on June
19, 2002. The documents related to the Asset Purchase and Promissory Note were filed in a Form 8K on July 5th, 2002 and were included as Exhibits 10.2 and
10.3.

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
-----------------------

3.(i).7                [1] Certificate of Amendment of Articles of Incorporation
                           changing name to IPVoice Communications, Inc.

3.(i).8                [1] Certificate of Designation designating the preferences, limitations and relative rights of Series C Convertible
                           Preferred Stock

10.2                   [2] IPVOICE COMMUNICATIONS, INC. PROMISSORY NOTE

10.3                   [2] ASSET PURCHASE AGREEMENT

                        27.1 * Financial Data Sheet

* Filed herewith

[1] Previously  filed with the Company's  Registration Statement on Form SB-2, effective February 14, 2001.

[2] Previous filed on July 5, 2002

(b) Reports on Form 8-K were filed during the quarter as follows. On June 27,
2002, July 5, 2002, and July 22, 2002

                              FINANCIAL STATEMENTS

                                    IPVoice
                              Communications, Inc.
                        (A Development Stage Enterprise)
                                  Consolidated
                                 Balance Sheet

                                             June 30, 2002    December 31, 2001
                                            --------------- --------------------
                                               (unaudited)
                                     ASSETS
CURRENT ASSETS
   Cash                                             $0              $12,690
   Certificates of deposit - restricted              0                    0
   Accounts receivable                          31,740               47,304
   Inventory                                         0                    0
   Prepaid expenses and deposits                62,755               62,755
                                            --------------- --------------------

          Total current assets                  94,495              122,749
                                            --------------- --------------------

PROPERTY AND EQUIPMENT
   Computer equipment                          730,043              730,043
   Office equipment                             50,454               50,454
   Furniture and fixtures                       47,740               47,740
                                            --------------- --------------------

   Subtotal property and equipment             828,237              828,237
   Less: Accumulated depreciation             (285,145)            (266,295)
                                            --------------- --------------------

          Total property and equipment         543,092              561,942
                                            --------------- --------------------

OTHER ASSETS
   Investment in Vergetech                   3,000,000                    0
   Intangible property                         260,736              260,736
                                            --------------- --------------------

          Total other assets                 3,260,736              260,736
                                            --------------- --------------------

Total Assets                                $3,898,323             $945,427
                                            --------------- --------------------

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable
      Trade                                   $589,139             $563,729
      Officer                                  110,315              140,119
      Related party                                  0               10,250
   Accrued dividends                           382,154              295,188
   Accrued interest - stockholders              13,592                5,000
   Deferred revenue                              7,465                7,465
                                            --------------- --------------------

          Total current liabilities          1,102,665            1,021,751
                                            --------------- --------------------

LONG-TERM LIABILITIES
   Notes payable                             4,148,895            1,051,941
   Capitalized leases                          169,896              198,260
                                            --------------- --------------------

          Total long-term liabilities        4,318,791            1,250,201
                                            --------------- --------------------

Total Liabilities                            5,421,456            2,271,952
                                            --------------- --------------------

STOCKHOLDERS' EQUITY
   Senior convertible preferred stock,
$0.001 par value, authorized 10,000,000
shares;
   Series A, 200, Series B, 2,318
issued and outstanding shares at June 30,            3                    3
2002 and
   December 31, 2001, respectively
Common
stock, $0.001 par value, authorized
50,000,000 shares; 41,886,511 and 29,214,471
issued and outstanding shares at June 30, 2002
and December 31, 2001,                          42,386               29,214
   respectively
   Beneficial conversion feature discount    1,046,030            1,046,030
   Additional paid-in capital                7,820,066            7,299,646
   Deficit accumulated during the
development stage                          (10,431,618)          (9,701,418)
                                            --------------- --------------------

          Total stockholders' equity        (1,523,133)          (1,326,525)
                                            --------------- --------------------

Total Liabilities and  Stockholders' Equity $3,898,323             $945,427
                                            --------------- --------------------

    The accompanying notes are an integral part of the financial statements

                                    IPVoice
                              Communications, Inc.
                        (A Development Stage Enterprise)
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                Period from
                                                                              February 19, 1997
                            Three Months Ended     Six Months Ended            (Inception)
                                June 30,               June 30,                   through
                           2002         2001        2002          2001            June 30, 2002
                      ------------ ------------ ------------ -------------- --------------------

REVENUES

   Net sales               $0         $11,290         $70          $88,379        $657,583
   Less: Cost of sales      0          10,461          0            64,018         567,378
                        ------------ ------------  ------------ -------------- --------------------

          Net sales         0          829             70           24,361         90,205

OPERATING EXPENSES:
   Compensation
      Officers              80,000     359,790         144,000      807,498        2,104,703
      Other                 25,000     203,161         46,428       308,713        957,998
      Consulting            0          0               240,000      10,731         1,908,598
      Consulting -
related party               0          8,000           126,384      485,280        1,367,872
   General and
administrative expenses     0          242,677         50,458       448,607        2,133,928
   Research and
development                 0          0               0            7,500          142,509
   Organization expense
- related party             0          0               0            0              14,000
   Depreciation and
amortization                9,425      28,275          18,850       56,549         285,146
                      ------------ ------------ ------------ -------------- --------------------

          Total expenses    114,425      841,903      626,120       2,124,878      8,914,754
                      ------------ ------------ ------------ -------------- --------------------

Loss from operations       (114,425)    (841,074)    (626,050)     (2,100,517)    (8,824,549)
                      ------------ ------------ ------------ -------------- --------------------

OTHER INCOME (EXPENSE):
   Interest income         0            0            0              712           64,997
   Interest expense       (8,592)      (129,018)    (17,184)       (132,454)     (408,047)
   Write-off of
receivable                 0            0            0              0            (48,532)
                      ------------ ------------ ------------ -------------- --------------------

      Total other income
(expense)                 (8,592)      (129,018)   (17,184)        (131,742)     (391,582)
                      ------------ ------------ ------------ -------------- --------------------

Net income (loss)        $(123,017)   $(970,921)$  (643,234)      $(2,232,259)  $(9,216,131)
                      ------------ ------------ ------------ -------------- --------------------

Income (loss) per
weighted average common
share                    $(0.01)      $(0.05)     $(0.01)         $(0.11)
                        ------------ ------------ ------------ --------------

Number of weighted average
common shares
outstanding                41,886,511   19,568,468  41,886,511      20,451,596
                           ------------ ------------ ------------ --------------

    The accompanying notes are an integral part of the financial statements

                          IPVoice Communications, Inc.
                        (A Development Stage Enterprise)
                                  Consolidated
                       Statements of Stockholders Equity

                                                                             Additional
                                      Number of Shares   Par Value of Stock   Paid-In
                                    Preferred   Common   Preferred  Common    Capital
                                    ---------------------------------------- ----------
BEGINNING BALANCE,
February 19, 1997 (Inception)       0         0          0         0         0
2/97 - founder's serv. (0.001/sh.)            9,000,000  0         9,000     0
3/97 - cash ($0.01/sh.)             0         1,400,000  0         1,400     12,600
Net loss                            0         0          0         0         0
                                    ---------------------------------------- ----------
BALANCE, December 31, 1997          0         10,400,000 0         10,400    12,600
3/19 - donated-rel. party           0        (9,000,000)0         (9,000)    9,000
3/19 - acquisition ($0.001/sh.)     0         9,000,000  0         9,000    (9,000)
3/20 - cash received                0         0          0         0         0
2nd qtr. - cash ($1.00/sh.)         0         144,000    0         144       143,856
3rd qtr. - cash ($1.00/sh.)         0         10,000     0         10        9,990
3rd qtr. - cash ($0.75/sh.)         0         53,333     0         53        39,947
3rd qtr. - cash ($0.50/sh.)         0         20,000     0         20        9,980
3rd qtr. - cash ($0.25/sh.)         0         100,000    0         100       24,900
3rd qtr. - cash ($0.10/sh.)         0         627,000    0         627       62,073
3rd qtr. - services ($0.10/sh.)     0         473,000    0         473       46,827
4th qtr. - cash ($0.15/sh.)         0         396,666    0         397       59,103
4th qtr. - services ($0.15/sh.)     0         275,000    0         275       40,975
4th qtr. - cash ($0.19/sh.)         0         80,000     0         80        14,920
Net loss                            0         0          0         0         0
                                    ---------------------------------------- ----------
BALANCE, December 31, 1998          0         12,578,999 0         12,579    465,171
1st qtr. - cash ($0.22/sh.)         0         687,499    0         687       149,313
1st qtr. - services ($0.87/sh.)     0         493,760    0         494       429,070
2nd qtr. - cash received            0         0          0         0         0
2nd qtr. - cash ($4.00/sh.)         1,150     0          1         0         4,599
2nd qtr. - cash ($0.15/sh.)         0         2,005,000  0         2,005     293,995
3rd qtr. - cash ($0.40/sh.)         0         437,500    0         438       174,562
3rd qtr. - cash received            0         0          0         0         0
3rd qtr. - services ($1.00/sh.)     0         10,000     0         10        9,990
4th qtr. - services ($0.21/sh.)     0         210,000    0         210       43,540
Net loss                            0         0          0         0         0
                                    ---------------------------------------- ----------
BALANCE, December 31, 1999          1,150     16,422,758 1         16,423    1,570,240
1st qtr. - cash ($1.00/sh.)         0         386,000    0         386       385,614
1st qtr. - cash ($0.99/sh.)         0         75,000     0         75        73,988
1st qtr. - services/deposits        0         250,000    0         250       730,528
($2.92/sh.)
1st qtr. - services ($2.92/sh.)     0         50,000     0         50        145,950
2nd qtr. - cash ($1.00/sh.)         0         120,000    0         120       119,880
2nd qtr. - cash ($0.99/sh.)         0         18,750     0         18        18,496
2nd qtr. - conversion due to        (950)     543,876   (1)        544       678,208
tender offer
Issuance of Series B - cash         2,500     0          3         0         1,190,848
3rd qtr. - issuance of shares for   0         700,000    0         700      (700)
warrant
4th qtr. - services ($0.01/sh.)     0         300,000    0         300       272,700
Series B preferred stock dividend   0         0          0         0         833,333
Net loss                            0         0          0         0         0
                                    ---------------------------------------- ----------
BALANCE, December 31, 2000          2,700     18,866,384 3         18,866    6,019,085
1st qtr. - services (0.38/sh.)      0         2,256,000  0         2,256     855,024
1st qtr. - conversion of Series B  (20)       98,217     0         98       (98)
pref. stock
2nd qtr. - services ($0.13/sh.)     0         3,004,418  0         3,004     384,879
2nd qtr. - conversion of Series B  (90)       1,058,805  0         1,059    (1,059)
pref. stock
2nd qtr. - issuance of shares for   0         126,631    0         127       28,441
interest
Series B preferred stock dividend   0         0          0         0         0
2nd qtr. -  bene. conv. feature     0         0          0         0         0
discount
3rd qtr. - issuance of shares for   0         143,195    0         143       8,443
interest
3rd qtr. - conversion of Series B  (50)       1,674,665  0         1,675    (1,675)
pref. stock
4th qtr. - conversion of Series B  (22)       1,717,656  0         1,718    (1,718)
pref. stock
4th qtr. - issuance of shares for   0         268,500    0         268       8,324
interest
Net loss                            0         0          0         0         0
                                    ---------------------------------------- ----------
BALANCE, December 31, 2001          2,518     29,214,471 3         29,214    7,299,646
Series B preferred stock dividend   0         0          0         0         0
1st qtr. - issuance of shares for   0         171,840    0         172       8,420
interest
1st qtr. - services ($0.02/sh.)     0         10,500,000 0         10,500    409,500
2nd qtr. - services ($0.02/sh.)     0         2,500,000  0         2,500     102,500
Net loss                            0         0          0         0         0
                                    ---------------------------------------- ----------
BALANCE, June 30, 2002 (unaudited)  2,518     42,386,310 3        $42,386   $7,820,066
                                    ---------------------------------------- ----------

-Coninued-

                         Deficit
            Beneficial Accumulated   Total
   Stock    Conversion During the  Stockholders
Subscription Feature   Development   Equity
Receivable   Discount     Stage    (Deficiency)
----------------------------------------------

 0           0          0
 0           0          0           9,000
(12,274)     0          0           1,726
 0           0         (22,981)    (22,981)
----------------------------------------------
(12,274)     0         (22,981)    (12,255)
 0           0          0           0
 0           0          0           0
 12,274      0          0           12,274
 0           0          0           144,000
 0           0          0           10,000
 0           0          0           40,000
 0           0          0           10,000
 0           0          0           25,000
(62,700)     0          0           0
 0           0          0           47,300
 0           0          0           59,500
 0           0          0           41,250
 0           0          0           15,000
 0           0         (507,685)   (507,685)
----------------------------------------------
(62,700)     0         (530,666)   (115,616)
 0           0          0           150,000
 0           0          0           429,564
 60,000      0          0           60,000
 0           0          0           4,600
 0           0          0           296,000
 0           0          0           175,000
 2,700       0          0           2,700
 0           0          0           10,000
 0           0          0           43,750
 0           0         (1,973,834) (1,973,834)
----------------------------------------------
 0           0         (2,504,500) (917,836)
 0           0          0           386,000
 0           0          0           74,063
 0           0          0           730,778
 0           0          0           146,000
 0           0          0           120,000
 0           0          0           18,514
 0           0          0           678,751
 0           833,333    0           2,024,184
 0           0          0           0
 0           0          0           273,000
 0           0         (947,396)   (114,063)
 0           0         (3,378,650) (3,378,650)
----------------------------------------------
 0           833,333   (6,830,546)  40,741
 0           0          0           857,280
 0           0          0           0
 0           0          0           387,883
 0           0          0           0
 0           0          0           28,568
 0           0         (181,125)   (181,125)
 0           212,697    0           212,697
 0           0          0           8,586
 0           0          0           0
 0           0          0           0
 0           0          0           8,592
 0           0         (2,689,747) (2,689,747)
----------------------------------------------
 0           1,046,030 (9,701,418) (1,326,525)
 0           0         (86,966)    (86,966)
 0           0          0           8,592
 0           0          0           420,000
 0           0          0           105,000
 0           0         (643,234)   (643,234)
----------------------------------------------
 0          $1,046,030$(10,431,618$(1,523,133)
----------------------------------------------

                                    IPVoice
                              Communications, Inc.
                        (A Development Stage Enterprise)
                                  Consolidated
               Statements of Cash FlowsSix Months Ended June 30,

                                  (Unaudited)
                                   .........
                                                                                       Period from
                                                                                    February 19, 1997
                                                                                       (Inception)
                                                                                          through
                                                           2002           2001          June 30, 2002
                                                     --------------- -------------- ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                $(643,234)      $(2,232,259)   $(9,591,311)
Adjustments to reconcile net loss to net cash used by
operating activities:
   Stock issued for services/deposits - related party     260,000         1,382,943      2,291,875
   Stock issued for services/interest - other             273,592         28,568         1,263,268
   Depreciation                                           18,850          56,549         285,146
   Interest credited to certificate of deposit            0               0             (1,768)
   Amortization of beneficial conversion feature discount 0               100,450        212,697
Changes in operating assets and liabilities
   (Increase) decrease in inventory                       0               0              0
   (Increase) decrease in accounts receivable            (15,564)        (14,385)       (31,740)
   (Increase) decrease in prepaid expenses and deposits   0               24,904        (62,755)
   Increase (decrease) in accounts payable - trade        25,410          112,944        589,139
   Increase (decrease) in accounts payable - officers    (29,805)         22,246         110,315
   Increase (decrease) in accounts payable - related
   party                                                 (10,250)        (41,075)        0
   Increase (decrease) in deferred revenue                0              (4,035)         7,465
   Increase (decrease) in accrued payroll taxes           86,966          0              382,154
   Increase (decrease) in accrued interest                8,592           0              13,592
                                                    -------------- -------------- ---------------------

Net cash used by operating activities                     5,685          (563,150)       4,531,923
                                                    --------------- -------------- ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of certificate of deposit                     0               0             (50,000)
   Maturity of certificate of deposit                     0               25,619         51,768
   Purchase of property and equipment                     0               0             (828,237)
   Purchase of intangibles                                0              (14,509)       (260,736)
                                                    --------------- -------------- ---------------------

Net cash used by investing activities                     0               11,110        (1,087,205)
                                                    --------------- -------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                           (6,975)          499,610        2,071,266
   Common stock issued for cash                           0               0              1,524,803
   Professional services in connection with Tender Offer  0               0             (80,699)
   Preferred stock issued for cash, net of expenses       0               0              2,028,784
   Proceeds from stock subscription receivable            0               0              74,974
                                                    --------------- -------------- ---------------------

Net cash provided by financing activities                 6,975          499,610        5,619,128
                                                    --------------- -------------- ---------------------

Net increase (decrease) in cash and equivalent            1,290         (52,430)        0
                                                    --------------- -------------- ---------------------

CASH, beginning of period                                 1,290          111,150        0
                                                    --------------- -------------- ---------------------

CASH, end of period                                       0             $58,720         0
                                                    --------------- -------------- ---------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid in cash                                 $0              $0             $127,420
                                                    --------------- -------------- ---------------------

Non-Cash Financing Activities:
   Conversion of debt to common stock due to
   Tender Offer                                          $0              $0             $759,450
                                                    --------------- -------------- ---------------------
   Series B preferred stock dividend                     $86,966         $93,375        $1,215,447
                                                    --------------- -------------- ---------------------
   Issuance of common stock for warrants                 $0              $0             $700
                                                    --------------- -------------- ---------------------
   Common stock issued to pay interest                   $8,592          $28,568        $54,338
                                                    --------------- -------------- ---------------------
   Donated capital - related party                       $0              $0             $9,000
                                                    --------------- -------------- ---------------------
   Inventory transferred to property and equipment       $0              $0             $152,980
                                                    --------------- -------------- ---------------------

The accompanying notes are an integral part of the financial statements

                                   IPVoice
                            Communications, Inc.
                        (A Development Stage Enterprise)
                                    Notes to
                       Consolidated Financial Statements
 (Information with regard to the six months ended June 30, 2002 and 2001 is unaudited)

(1) Summary of Significant Accounting Principles
         The Company IPVoice Communications,  Inc., (the "Company"),  is a Nevada
         chartered development stage corporation which conducts business  from its  headquarters in Scottsdale, Arizona. The Company was
         incorporated on February  19,1997 as Nova Enterprises, Inc., and
         changed its name to IPVoice Communications, Inc. in March of 1998, and then to IPVoice.com, Inc.in May of 1999, then back to IPVoice
         Communications, Inc. in January of 2001. The Company is principally involved  in the Internet telephone industry. The Company is in the development stage. Although the Company has received revenue, it is not yet considered  material to its intended  operations. The Company has received limited operating  revenues and will continue to incur expenses during its development, possibly in excess of revenue.

         The following summarize the more significant accounting and reporting policies and practices of the Company:

         a)Use of estimates The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the year then ended.
         Actual results may differ significantly from those estimates.

         b)Significant acquisition  In March 1998, IPVoice.com, Inc., a Nevada corporation, acquired  100% of the  issued and outstanding shares of the common stock of IPVoice Communications, Inc., a Delaware corporation, in a reverse merger, which was  accounted for as a reorganization of the Delaware company. In January 2001, IPVoice.com,
         Inc.  changed its name to IPVoice Communications, Inc.

         c) Principles of consolidation The consolidated financial statements include the accounts of IPVoice Communications, Inc. and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated.

         d)Net loss per share Basic net loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

         e)Stock compensation for services rendered The Company issues shares of common stock in exchange for services rendered. The costs of the services are valued according to accounting principles generally accepted in the United States and have been charged to operations.

         f)Inventory Inventory consists of unused telephone time related to the prepaid calling cards sold. The Company receives transaction reports by activated PIN codes from the long distance provider.

         g)Property and equipment All property and equipment is recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations.
         Repaids and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred.

         h)Intangibles In the second quarter of 2000, the Company engaged a law firm for the preparation and filing of the required applications for rates and tariffs with the state regulatory authorities in 48 continental United States, Hawaii, the District of Columbia and the U.S.
         FCC at a total cost of $260,000, in accordance with APB 17. The Company intends to amortize this cost over a twelve-month period beginning with the initiation of operations, as Communications, Inc.

                        (A Development Stage Enterprise)
                                    Notes to
                        Consolidated Financial Statements

(1) Summary of significant Accounting Principles (Continued)
         h)Intangibles (continued) these rates and tariffs are renewed on an annual basis.

        i)Revenue recognition The Company anticipated two revenue streams:
        1) prepaid telephone calling cards and other calling services, and 2) the sale of its Gateways;. The Company recognized revenue on the prepaid telephone cards and other calling services based upon actual usage provided in reports detailing usage by activated PIN codes. Since the company requires payment in full by the wholesaler or customer upon PIN code activation, in blocks or individually, the amount received by the Company in excess of that reported by the provider is classified as deferred revenue. Revenue from the sale of the Companys;Gateways; is recognized upon acceptance of the equipment by the purchaser. Although the accounting for the two revenue streams is different, they are both part of the
        Companys single line of business.

        j)Research and development Research and development costs are expensed in the period incurred.

        f)Interim financial information The financial statements for the six months ended June 30, 2002 and 2001 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature.
        The results for the six months are not indicative of a full year results.

(2)Stockholders Equity The Company has authorized 50,000,000 shares of
        $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had
        39,886,311 and 29,214,471 shares of common stock issued and outstanding at June 30, 2002 and December 31, 2001, respectively. The Company had 200 shares of Series A preferred stock issued and outstanding at June 30, 2002 and December 31, 2001, respectively. The Company had 2,318 shares of
        Series B preferred stock issued and outstanding at June 30, 2002 and
        December 31, 2001, respectively. In February 1997, the Company issued
        9,000,000 shares to its founder for services rendered to the Company valued at par value, or $9,000. In March 1997, the Company completed a
        Regulation D Rule 504 Placement for 1,400,000 shares in exchange for
        $14,000 cash.

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

                                    IPVoice
                              Communications, Inc.
                                    Notes to
                       Consolidated Financial Statements

        (2)Stockholders Equity (Continued) by tendering $96,000 in cash.
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
        These shares were recorded in July 1999. In August 1999, the Company issued 437,500 shares of common stock for $175,000 cash. All common stock shares issued in exchange for cash, except the two warrant exercises, were subscribed for in January 1999. In November 1999, the Company issued
        10,000 shares of common stock in exchange for services, valued at $23,750.
        In December 1999, the Company discovered that it had failed to issue and record 200,000 shares of common stock for services valued at $20,000, which had been contracted for in October 1998, and were recorded in
        December 1999.

        In the first quarter 2000, an existing shareholder exercised warrants for 386,000 shares of common stock for $386,000 cash. In the first quarter
        2000, an existing 506 investor exercised his warrants for 75,000 shares of common stock by tendering $74,063 cash. In the first quarter 2000, the
        Company issued 300,000 shares of common stock for services/deposits, valued at the current market rate of $876,778, to two entities, one related party ($730,778 and the other unrelated ($146,000).

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

        During the second quarter of 2000, the Company received $2,084,371, net of expenses of $425,629, from the issuance of 2,500 shares of convertible
        Series B preferred stock with a 7.5% dividend rate. At the election of the shareholders, the Series B preferred stock may be converted into shares of common stock by dividing the purchase price by the conversion. price.
        The conversion price equals the lesser of: (1) 110% of the lowest closing bid price for the common stock for the five trading days prior to the date of issuance or (2) 75% of the average of the three lowest closing bid price for the common stock for the thirty consecutive trading days preceding the conversion date. The Company has recorded a beneficial conversion feature discount on the issuance of convertible Series B preferred stock in the amount of $833,333 in accordance with EITF Topic D-60. Based on the Series B preferred stockholders agreement, the Company is recording the Series B preferred stock dividend over 180 days from
        May 22, 2000. Also, on the conversion date, the Series B preferred stockholders have an option to acquire up to $2,500,000 of common stock at the conversion price. The Company is currently evaluating the financial statement effects of this option. Furthermore, in accordance with the
        Series B preferred stockholders agreement, the Company issued 350,000 warrants to purchase common stock at an exercise price of $2.136 per share.

        In July 2000, the Company and International Investment Partners Ltd.
        (IIP) agreed to terminate the consulting agreement, effective May 31, 2000, under terms which excused IIP from providing any further services and discontinued the Company obligation to make the monthly payments for such services. In addition, IIP agreed to exchange both outstanding warrants for 700,000 shares of common stock.

        In October 2000, the Company entered into an agreement with Marie Peregrim to provide sales and marketing management consulting services throughout Europe, excluding the United Kingdom, in exchange for 300,000 shares of common stock valued at $273,000.

                                    IPVoice
                              Communications, Inc.
                                    Notes to
                       Consolidated Financial Statements

        (2)Stockholders Equity (Continued) On February 14, 2001, the
        Companys SB-2 was declared effective by the Securities and Exchange
        Commission (SEC). This SB-2 was filed primarily to register shares of common stock underlying the 2,500 shares of convertible Series B preferred stock and related dividends and warrants associated with the issuance.

        On February 20, 2001, the Companys Board of Directors adopted the
        2001 Stock Award Plan (:Plan) under which 2,256,000 shares of common stock are reserved. The Plan was effective upon adoption. Under the Plan, shares of common stock may be awarded to employees and consultants for services rendered. For purposes of the Plan, the shares of common stock were valued at $0.38 per share. A registration on Form S-8 was filed with the SEC on
        February 20, 2001 so that the shares of common stock, when awarded, will be freely marketable by the individual recipients. Our officers and directors are eligible to participate in the Plan. In consideration of this personal guarantees of several obligations of the Company, Mr. Howson and Ms. Will have each been awarded 500,000 shares of common stock under the Plan. The remaining shares have been awarded to four consultants for services, including 1,120,000 to Jeremy Feakins, a principal of International
        Investment Partners Ltd.

        On April 26, 2001, the Companys Board of Directors adopted the 2001 Stock
        Award Plan II (Plan II) to reserve an additional 3,004,418 shares of common stock. Plan II was effective upon adoption. For purposes of Plan II, these shares of common stock were valued at an average price of $0.13 per share. In consideration for their service, Mr. Howson and Ms. Will each have been awarded 1,000,000 shares of common stock under this Plan II.
        The remaining shares were issued to Company employees as part of severance arrangements or for accepting certain wage concessions.

        In the  first  half of 2002,  the  Company  filed a Form S-8 to  register
        12,500,000  shares  of  common  stock,  which  were subsequently issued to Mr. Howson and Mr. Feakins.

        (3)Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $8,941,000 which expire beginning December 31, 2117. There may be certain limitations on the Companys ability to utilize the loss carry-forwards in the event of a change of control, should that occur.

        The amount recorded as a deferred tax asset, cumulative as of June 30, 2002, is $3,576,000, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $3,576,000, as the Company has no history of profitable operations. The significant components of the net deferred tax asset as of June 30, 2002 are:

Net operating losses                 $3,576,000
                                     -----------------
Valuation allowance                  (3,576,000)
                                     -----------------
Net deferred tax asset               $0
                                     -----------------
        (4)Related Parties At June 30, 2002 and December 31, 2001, the Company
        owed officers $119,119 and $140,119, respectively, for reimbursement of expenses paid on behalf of the Company and unpaid salaries. These amounts are reflected in Accounts Payable - Officer. At June 30, 2002 and
        December 31, 2001, the Company owed two shareholders $10,250 for consulting services performed and reimbursement of expenses paid on behalf of the
        Company. Both amounts are reflected in Accounts Payable - Related Party.
        Total consulting fees incurred by two shareholders during the year ended
        December 31, 2001 amounted to $514,672 and $66,384 as of the end of the second quarter of 2002. Consulting fees amounting to $90,750 were paid to an officer during the twelve-month period ended December 31, 2001.

                                    IPVoice
                              Communications, Inc.
                                    Notes to
                       Consolidated Financial Statements

        (5)Significant Acquisition On April 7, 1999, the Company acquired all of the issued and outstanding common stock of SatLink 3000, Inc.,
        d/b/a Independent Network Services, a Nevada Corporation (INS). The
        Company issued 250,000 shares of redeemable convertible preferred shares.
        Each share is convertible, on or after one year after Closing, into one share of the Companys common stock or, at the shareholders option, redeemable by the Company at a price of $2 per share, giving a total valuation of $500,000 to this transaction.

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

        (6)Private Offering of Securities During the second quarter of 1999, the Company raised 41,150,000 through the issuance of forty-six investment units in the amount of $25,000. Each unit consisted of a two-year note in the principal amount of $24,900, with a maturity of June 3, 2001, with interest payable quarterly at 9% per annum; a warrant for 18,750 shares of common stock of the Company; and twenty-five senior convertible
        (Series A) preferred shares. These preferred shares, as a group, were convertible into common shares equaling 51% of the issued and outstanding common shares after conversion, in the event of an uncured default of the notes payable. The note payable maturity can be extended for two additional years at the option of the Company, with no consideration to the unit holders. During the second quarter, the Company completed a Tender
        Offer, which reduced the debt from $1,145,400 to $385,950 and cancelled 950 shares of senior convertible (Series A) preferred stock.

        During the second quarter of 2000, the Company received $2,084,371 net of expenses of $415,629 from the issuance of 2,500 shares of convertible
        Series B preferred stock with a 7.5% dividend rate. At the election of the shareholders, the Series B preferred stock may be converted into shares of common stock by dividing the purchase price by the conversion price.
        The conversion price equals the lesser of: (1) 110% of the lowest closing bid price for the common stock for the five trading days prior to the date of issuance, or (2) 75% of the average of the three lowest closing bid price for the common stock for the thirty consecutive trading days preceding the conversion date. Also, on the conversion date, the Series B preferred stockholders have an option to acquire up to $2,500,000 of common stock at the conversion price. Furthermore, in accordance with the Series
        B preferred stockholders’ agreement, the Company issued 350,000 warrants to purchase common stock at an exercise price of $2.136 per share.

(7) Commitment and Contingencies

        a)Consulting agreements - related parties In December 1997, the
        Company entered into a consulting agreement with a previously unrelated company controlled by the present Chairman of the board of Directors of the Company. This agreement, as amended, called for the payment of $5,000 per month for six years. This agreement was subsequently amended by verbal agreement, increasing the payment to $12,500 per month and, in September
        1999, reduced to $7,500 per month. The Company is obligated to pay a total of $150,000 in 2001 and $137,500 in 2002. In September 2000, the Company
        entered into a consulting agreement with the former Senior Vice President and current Director. In 2000, the Company paid $30,000 under this agreement, which may be terminated at any time on thirty days notice.

        In October 1998, the Company entered into a consulting agreement with a previously unrelated party. This agreement called for the issuance of
        350,000 shares of common stock valued at $35,000, an option for 1,600,000 shares of common stock at an exercise price of $0.06 per share, an option for 350,000 shares of common stock

                                    IPVoice
                              Communications, Inc.
                                    Notes to
                       Consolidated Financial Statements

(7) Commitmentand Contingencies (Continued)

        a)Consulting agreements - related parties (continued) at an exercise price of $3.90 per share, a five-year warrant for common stock shares equal to five per cent of the then issued and outstanding common stock at exercise with a strike price of $1.00 per share and consulting fees for a 30 month period, beginning in September 1998, in the amounts of: $4,000 per month for the first 6 months, $6,000 per month for the next
        12 months, and $8,000 for the last 12 months. The Company was obligated for payments totaling $90,000 in 2000, and $24,000 in 2001. This contract was terminated in July 2000 in exchange for the issuance of 700,000 shares of common stock.

        At the end of the first quarter of 1999, the Company entered into three marketing agreements with three previously unrelated companies. Those agreements called for the issuance of 100,000, 200,000 and 100,000 shares of common stock. One agreement also called for the performance-based issuance of up to 150,000 shares of common stock and the performance-based issuance of warrants for up to 450,000 shares of common stock, with an exercise price of $2.50 per share.

        b)Consulting agreements - other In June 1999, the Company entered into a one-year consulting agreement with an unrelated individual for a total consideration of $100,000. In 1999, the Company paid $45,800 of this fee and paid the $54,200 balance in 2000.

        In October 2000, the Company entered into an agreement with Marie Peregrim to provide sales and marketing management consulting services throughout
        Europe, excluding the United Kingdom, in exchange for 300,000 shares of common stock valued at $273,000.

        c)Leases In July 2000, the Company entered a three-year lease for new office space in Scottsdale, Arizona, which calls for a monthly payment of $11,950. Previously, the Company leased office space in Phoenix. That lease had expired on July 31, 2000. In November 1999, the Company entered into a one-year lease for an apartment for the Company’s use. This lease was renewed for one year in November 2000, at a rate of $880 per month. The Company paid $110,000 and $37,000 for the years ended December
        31, 2000 and 1999, respectively, for the rental of real property. The
        Company is obligated to pay $158,000 in year 2001 and $155,000 in year
        2002 for the rental of real property.

        During 2000, the Company entered into several leases for office equipment and furniture. Lease payments amounted to $15,000 for the year ended
        December 31, 2000. The Company is obligated to the following payments:
        $37,000 in 2001; $37,000 in 2002; $33,000 in 2003; $17,000 in 2004 and
        $10,000 in 2005 for office equipment and furniture.

        In January 2000, the Company entered into a three-year operating lease for the Companys Gateway equipment located in New York City and Los
        Angeles with a stockholder of the Company. This lease called for a fair market value purchase at lease end. The Company was obligated to the following payments: $36,800 in 2000; $40,000 in 2001; $40,000 in 2002 and $3,300 in 2003. In July 2000, the Company purchased the equipment at its fair market value from the lessor.

        The Company has entered into a sale-leaseback agreement with Creative
        Capital Leasing Group (Lessor) in February 2001. The Lessor purchased certain equipment from the Company at a price of $300,000; the book value of the assets is in excess of $300,000. The Company is required to make monthly payments commencing February 1, 2001 in the amount of $11,288 for
        66 months. The President of the Company has personally guaranteed the lease and has ledged personal assets as collateral. The Company expects to account for this transaction in accordance with SFAS 28 or SFAS 13, as applicable. The Company paid approximately $124,000 in rentals during
        2001 and is obligated to make the following payments: $145,000 in 2002;
        $143,000 in 2003 and $135,000 in 2004 and 2005.

                                    IPVoice
                              Communications, Inc.
                                    Notes to
                       Consolidated Financial Statements

(7) Commitment and Contingencies (continued)

        d)Lawsuits In December 1999, SatLink filed a lawsuit alleging breach of contract as a result of the rescission of the acquisition in October
        1999, as discussed in Note 5 above. In December 1999, the former CFO of the Company filed a lawsuit alleging breach of contract as a result of the rescission of the employment agreement in October 1999, as discussed in Note 5 above.

        On April 25, 2000, Michael McKim filed a lawsuit against the Company alleging breach of employment contract and fraud. The Company formerly employed
        Mr. McKim as Vice President of Research and Development. In addition, for a period of time, he was a member of the Company’s Board of directors. As a part of his compensation, Mr. McKim was to receive 300,000 shares of common stock, followed by an additional 750,000 shares of common stock over a three-year period, subject to various limitations.

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

        e)Employment agreements In April 1998, the Company entered into three-year employment agreements with the President and the Senior Vice
        President. These agreements call for salaries in the amount of $150,000 per year for each of those officers. In September 1999, those officers voluntarily reduced their base salaries to $90,000 per year. The reduction agreements did not call for an accrual and payment of the difference.
        In September 2000, the Senior Vice President agreed to terminate the employment agreement. The President has agreed to take further salary concessions until such time that the Company is generating greater revenues.
        The Company is reviewing all employment agreements to eliminate any obligations for further payments.

        f)Stock option plan In December 1999, the stockholders adopted an executive incentive plan (the Option Plan or 2000 Executive Incentive
        Plan) under which 1,000,000 shares of common stock are reserved for grants under the Option Plan. The Option Plan took effect on January 1, 2000 and terminates on December 31, 2005. Options granted under the Option Plan may qualify as incentive stock options as defined in Section 422 of the internal Revenue Code of 1986, as amended, and become exercisable in accordance with the terms approved at the time of the grant. To be eligible, a grantee must be an employee, officer, director or consultant of the Company. It is intended that all options be granted at fair market value on a particular date determined by the Compensation and Option Committee of the Board of Directors. As of March
        31, 2001, options to purchase 50,000 shares at an exercise price of $1.21 per share have been granted to 1 employee and are unexercised.

        (8)Going Concern As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $8,941,000 since inception.
        At June 30, 2002, the Company reflects negative working capital of approximately
        $1,008,000. These conditions raise substantial doubt as to the ability of the
        Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
        The Company has retained the services of a registered broker/dealer and is in negotiations with investment groups to raise additional capital.

                                    IPVoice
                              Communications, Inc.
                                    Notes to
                       Consolidated Financial Statements

         (9)Change of Control On June 19, 2002, the Company entered into an Asset Purchase Agreement to purchase substantially all of the assets of Vergetech, Inc. of Dallas in exchange for a promissory note in the amount of $3,000,000. At that time, the existing officers and directors resigned after appointing a new director and officer. These financials have been presented on a stand-alone basis, as the audits of Vergetech are in process. The Company is required to file an 8-K Amendment no later than September 3, 2002, including the Vergetech financial statements.
         The Company intends to file a 10-QSB Amendment at that time.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date     August 15,2002                   IPVoice Communications, Inc. (Registrant)

                                          /s/  Phil Verges
                                          -----------------------------------------
                                               Phil Verges
                                               Chairman and Chief Executive Officer
                                               (principal financial and accounting
                                               officer)