Form 10QSB/A
period 2002-06-30
IPVOICE COMMUNICATIONS INC
filed 2002-08-26
CIK 1092083

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

Financial Condition, Liquidity and Capital Resources

From our inception to June 30, 2002, the Company has incurred a net loss of
$9,216,000. At June 30, 2002, the Company reflects negative working capital of approximately $1,008,000. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the
Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is in negotiations with investment groups to seek to raise additional capital.

We do not have cash sufficient to satisfy our cash requirements over the next 12 months. We will need to secure a minimum of $250,000 to satisfy such requirements, but we need an additional minimum of $2,500,000 to finance our planned expansion in the next 12 months, which funds will be used for product development, marketing, and customer support. However in order to become profitable we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding.

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
                                            --------------- --------------------

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable
      Trade                                   $604,989             $563,729
      Officer                                  110,315              140,119
      Related party                                  0               10,250
   Accrued dividends                           382,154              295,188
   Accrued interest - stockholders              13,592                5,000
   Deferred revenue                              7,465                7,465
                                            --------------- --------------------

          Total current liabilities          1,102,665            1,021,751
                                            --------------- --------------------

LONG-TERM LIABILITIES
   Notes payable                             4,148,895            1,051,941
   Capitalized leases                          169,896              198,260
                                            --------------- --------------------

          Total long-term liabilities        4,318,791            1,250,201
                                            --------------- --------------------

Total Liabilities                            5,421,456            2,271,952
                                            --------------- --------------------

STOCKHOLDERS' EQUITY
   Senior convertible preferred stock,
$0.001 par value, authorized 10,000,000
shares;
   Series A, 200, Series B, 2,318
issued and outstanding shares at June 30,            3                    3
2002 and
   December 31, 2001, respectively
Common stock, $0.001 par value, authorized
100,000,000 shares; 42,386,310 and 29,214,471
issued and outstanding shares at June 30, 2002
and December 31, 2001,                          42,386               29,214
   respectively
   Beneficial conversion feature discount    1,046,030            1,046,030
   Additional paid-in capital                7,820,066            7,299,646
   Deficit accumulated during the
development stage                          (10,447,468)          (9,701,418)
                                            --------------- --------------------

          Total stockholders' equity        (1,538,983)          (1,326,525)
                                            --------------- --------------------

Total Liabilities and  Stockholders' Equity $3,898,323             $945,427
                                            --------------- --------------------

    The accompanying notes are an integral part of the financial statements

                                    IPVoice
                              Communications, Inc.
                        (A Development Stage Enterprise)
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                Period from
                                                                              February 19, 1997
                            Three Months Ended     Six Months Ended            (Inception)
                                June 30,               June 30,                   through
                           2002         2001        2002          2001            June 30, 2002
                      ------------ ------------ ------------ -------------- --------------------

REVENUES

   Net sales               $0         $11,290         $70          $88,379        $657,583
   Less: Cost of sales      0          10,461          0            64,018         567,378
                        ------------ ------------  ------------ -------------- --------------------

          Net sales         0          829             70           24,361         90,205

OPERATING EXPENSES:
   Compensation
      Officers              80,000     359,790         144,000      807,498        2,104,703
      Other                 25,000     203,161         46,428       308,713        957,998
      Consulting            0          0               240,000      10,731         1,908,598
      Consulting -
related party               0          8,000           126,384      485,280        1,367,872
   General and
administrative expenses     15,580     242,677         66,308       448,607        2,149,778
   Research and
development                 0          0               0            7,500          142,509
   Organization expense
- related party             0          0               0            0              14,000
   Depreciation and
amortization                9,425      28,275          18,850       56,549         285,146
                        ------------ ------------ ------------ -------------- --------------------

          Total expenses    130,275    841,903         641,970      2,124,878      8,930,604
                        ------------ ------------ ------------ -------------- --------------------

Loss from operations       (130,275)  (841,074)       (641,900)    (2,100,517)    (8,840,399)
                        ------------ ------------ ------------ -------------- --------------------

OTHER INCOME (EXPENSE):
   Interest income          0          0               0            712            64,997
   Interest expense        (8,592)    (129,018)       (17,184)     (132,454)      (408,047)
   Write-off of
receivable                  0          0               0            0             (48,532)
                        ------------ ------------ ------------ -------------- --------------------

      Total other income
(expense)                  (8,592)    (129,018)       (17,184)     (131,742)      (391,582)
                        ------------ ------------ ------------ -------------- --------------------

Net income (loss)         $(138,867) $(970,921)$      (659,084)   $(2,232,259)   $(9,231,981)
                        ------------ ------------ ------------ -------------- --------------------

Income (loss) per
weighted average common
share                     $(0.01)    $(0.05)         $(0.01)      $(0.11)
                        ------------ ------------ ------------ --------------

Number of weighted average
common shares
outstanding               42,386,310   19,568,468    41,886,511     20,451,596
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

-Coninued-

                         Deficit
            Beneficial Accumulated   Total
   Stock    Conversion During the  Stockholders
Subscription Feature   Development   Equity
Receivable   Discount     Stage    (Deficiency)
----------------------------------------------

 0           0          0
 0           0          0           9,000
(12,274)     0          0           1,726
 0           0         (22,981)    (22,981)
----------------------------------------------
(12,274)     0         (22,981)    (12,255)
 0           0          0           0
 0           0          0           0
 12,274      0          0           12,274
 0           0          0           144,000
 0           0          0           10,000
 0           0          0           40,000
 0           0          0           10,000
 0           0          0           25,000
(62,700)     0          0           0
 0           0          0           47,300
 0           0          0           59,500
 0           0          0           41,250
 0           0          0           15,000
 0           0         (507,685)   (507,685)
----------------------------------------------
(62,700)     0         (530,666)   (115,616)
 0           0          0           150,000
 0           0          0           429,564
 60,000      0          0           60,000
 0           0          0           4,600
 0           0          0           296,000
 0           0          0           175,000
 2,700       0          0           2,700
 0           0          0           10,000
 0           0          0           43,750
 0           0         (1,973,834) (1,973,834)
----------------------------------------------
 0           0         (2,504,500) (917,836)
 0           0          0           386,000
 0           0          0           74,063
 0           0          0           730,778
 0           0          0           146,000
 0           0          0           120,000
 0           0          0           18,514
 0           0          0           678,751
 0           833,333    0           2,024,184
 0           0          0           0
 0           0          0           273,000
 0           0         (947,396)   (114,063)
 0           0         (3,378,650) (3,378,650)
----------------------------------------------
 0           833,333   (6,830,546)  40,741
 0           0          0           857,280
 0           0          0           0
 0           0          0           387,883
 0           0          0           0
 0           0          0           28,568
 0           0         (181,125)   (181,125)
 0           212,697    0           212,697
 0           0          0           8,586
 0           0          0           0
 0           0          0           0
 0           0          0           8,592
 0           0         (2,689,747) (2,689,747)
----------------------------------------------
 0           1,046,030 (9,701,418) (1,326,525)
 0           0         (86,966)    (86,966)
 0           0          0           8,592
 0           0          0           420,000
 0           0          0           105,000
 0           0         (659,084)   (659,084)
----------------------------------------------
 0          $1,046,030$(10,447,468)$(1,538,983)
----------------------------------------------

                                    IPVoice
                              Communications, Inc.
                        (A Development Stage Enterprise)
                                  Consolidated
               Statements of Cash FlowsSix Months Ended June 30,

                                  (Unaudited)
                                   .........
                                                                                       Period from
                                                                                    February 19, 1997
                                                                                       (Inception)
                                                                                          through
                                                           2002           2001          June 30, 2002
                                                     --------------- -------------- ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                $(659,084)      $(2,232,259)   $(9,607,161)
Adjustments to reconcile net loss to net cash used by
operating activities:
   Stock issued for services/deposits - related party     260,000         1,382,943      2,291,875
   Stock issued for services/interest - other             273,592         28,568         1,263,268
   Depreciation                                           18,850          56,549         285,146
   Interest credited to certificate of deposit            0               0             (1,768)
   Amortization of beneficial conversion feature discount 0               100,450        212,697
Changes in operating assets and liabilities
   (Increase) decrease in inventory                       0               0              0
   (Increase) decrease in accounts receivable            (15,564)        (14,385)       (31,740)
   (Increase) decrease in prepaid expenses and deposits   0               24,904        (62,755)
   Increase (decrease) in accounts payable - trade        41,260          112,944        604,989
   Increase (decrease) in accounts payable - officers    (29,805)         22,246         110,315
   Increase (decrease) in accounts payable - related
   party                                                 (10,250)        (41,075)        0
   Increase (decrease) in deferred revenue                0              (4,035)         7,465
   Increase (decrease) in accrued payroll taxes           86,966          0              382,154
   Increase (decrease) in accrued interest                8,592           0              13,592
                                                    -------------- -------------- ---------------------

Net cash used by operating activities                     5,685          (563,150)       4,531,923
                                                    --------------- -------------- ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of certificate of deposit                     0               0             (50,000)
   Maturity of certificate of deposit                     0               25,619         51,768
   Purchase of property and equipment                     0               0             (828,237)
   Purchase of intangibles                                0              (14,509)       (260,736)
                                                    --------------- -------------- ---------------------

Net cash used by investing activities                     0               11,110        (1,087,205)
                                                    --------------- -------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                           (6,975)          499,610        2,071,266
   Common stock issued for cash                           0               0              1,524,803
   Professional services in connection with Tender Offer  0               0             (80,699)
   Preferred stock issued for cash, net of expenses       0               0              2,028,784
   Proceeds from stock subscription receivable            0               0              74,974
                                                    --------------- -------------- ---------------------

Net cash provided by financing activities                 6,975          499,610        5,619,128
                                                    --------------- -------------- ---------------------

Net increase (decrease) in cash and equivalent            1,290         (52,430)        0
                                                    --------------- -------------- ---------------------

CASH, beginning of period                                 1,290          111,150        0
                                                    --------------- -------------- ---------------------

CASH, end of period                                       0             $58,720         0
                                                    --------------- -------------- ---------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid in cash                                 $0              $0             $127,420
                                                    --------------- -------------- ---------------------

Non-Cash Financing Activities:
   Conversion of debt to common stock due to
   Tender Offer                                          $0              $0             $759,450
                                                    --------------- -------------- ---------------------
   Series B preferred stock dividend                     $86,966         $93,375        $1,215,447
                                                    --------------- -------------- ---------------------
   Issuance of common stock for warrants                 $0              $0             $700
                                                    --------------- -------------- ---------------------
   Common stock issued to pay interest                   $8,592          $28,568        $54,338
                                                    --------------- -------------- ---------------------
   Donated capital - related party                       $0              $0             $9,000
                                                    --------------- -------------- ---------------------
   Inventory transferred to property and equipment       $0              $0             $152,980
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

        In the  first  half of 2002,  the  Company  filed a Form S-8 to  register
        12,500,000  shares  of  common  stock,  which  were subsequently issued to certain officers, directors, related parties and others.  In April 2002, the company filed a Form S-8 to register 500,000 shares of common stock at a price of $0.05 per shares, which were issued to the Company's law firm.

(3)Income Taxes
        Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $9,232,000 which expire beginning December 31, 2117. There may be certain limitations on the
        Companys ability to utilize the loss carry-forwards in the event of a change of control, should that occur.

        The amount recorded as a deferred tax asset, cumulative as of June 30, 2002, is $3,693,000, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $3,693,000, as the Company has no history of profitable operations. The significant components of the net deferred tax asset as of June 30, 2002 are:

Net operating losses                 $3,693,000
                                     -----------------
Valuation allowance                  (3,693,000)
                                     -----------------
Net deferred tax asset               $0
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

        The Company has entered into a sale-leaseback agreement with Creative
        Capital Leasing Group (Lessor) in February 2001. The Lessor purchased certain equipment from the Company at a price of $300,000; the book value of the assets is in excess of $300,000. The agreement provides that the
        Company shall make monthly payments commencing February 1, 2001 in the amount of $11,288 for 66 months. The President of the Company has personally guaranteed the lease and has ledged personal assets as collateral. The Company expects to account for this transaction in accordance with SFAS 28 or SFAS 13, as applicable. The Company paid approximately $124,000 in rentals during 2001 and the agreement provides for the following payments: $145,000 in 2002; $143,000 in 2003 and
        $135,000 in 2004 and 2005.

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

(8)Going Concern
        As shown in the accompanying consolidated financial statements, the
        Company has incurred a net loss of $9,232,000 since inception. At June
        30, 2002, the Company reflects negative working capital of approximately
        $1,024,000. These conditions raise substantial doubt as to the ability of the
        Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
        The Company has retained the services of a registered broker/dealer and is in negotiations with investment groups to raise additional capital.

                                      F-11

                                       1

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