Form 10QSB
period 2002-09-30
IPVOICE COMMUNICATIONS INC
filed 2002-11-21
CIK 1092083

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                  EXCHANGE ACT
                                     OF 1934

                       For the quarter ended September 30, 2002

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

     As of September 30, 2002,  there are  42,386,310 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1. Financial Statements.
-----------------------------

The Consolidated Financial Statements of IPVoice Communications, Inc. for the
period ending September 30, 2002 and 2001 are unaudited and are attached and incorporated by this reference as Item 1.

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

Results of Operations

Results of Operations for the Nine Months Ended September 30, 2002 Compared to the
Nine Months Ended September 30, 2001.

Revenues
--------

Sales
-----

Sales for the three months ended September 30, 2002 were $540,141 compared to $6,487 for the three months ended September 30, 2001. The increase in Sales for the three months ended September 30, 2002 is a result of management's decision acquire the assets of VTI.

Cost of Sales
-------------

Cost of Sales for the three months ended September 30, 2002 were $334,687 compared to
$0 for the three months ended September 30, 2001. The increase in Cost of Sales in the three months ended September 30, 2002 is a result of management's decision acquire the assets of VTI.

Net Sales
---------

Net Sales for the three months ended September 30, 2002 were $205,454 compared to $6,487 for the three months ended September 30, 2001. The increase in Net Sales in the three months ended September 30, 2002 is a result of management's decision to acquire the assets of VTI.

Operating Expenses
------------------

Compensation, General and Administrative Expenses, Research and Development,
Organization Expense - Related Party, and Depreciation and Amortization Expenses
for the three months ended September 30, 2002 were $184,267 compared to $301,663 for the three months ended September 30, 2001. The decrease in Compensation, General and
Administrative Expenses, Research and Development, Organization Expense -
Related Party, and Depreciation and Amortization Expenses in the three months ended
September 30, 2002 is a result of management's decision to reorganize the Company's operations and to acquire the assets of VTI.

Other Income (Expense)
----------------------

The Company incurred net interest expense of $661 for the three months ended
September 30, 2002, compared to $(8,583) for the three months ended September 30, 2001.
This decrease is primarily the result of the Company not borrowing any additional funds during the three months ended September 30, 2002 and a result of management's decision to reorganize the Company's operations and to acquire the assets of VTI ;

Net Income
--------

The Company had a net income of $21,848, or $(0.00) per share, for the three months ended September 30, 2002, compared to a net loss of $(303,759), or $(0.01) per share, for the three months ended September 30, 2001. This decrease in loss was primarily a result of decreases in direct costs, amortization and depreciation of the assets and interest expense, offset by increase in revenues and an decrease in selling, general and administrative expense, and a result of management's decision to reorganize the Company's operations and to acquire the assets of VTI.

Results of Operations for the Nine Months Ended September 30, 2002 Compared to the nine
Months Ended September 30, 2001.

Revenues
--------

Sales
-----

Sales for the nine months ended September 30, 2002 were $540,211 compared to $94,866 for the the nine months ended September 30, 2001. The increase in Sales in the nine months ended September 30, 2002 is a result of management's decision to acquire the assets of VTI.

Cost of Sales
-------------

Cost of Sales for the nine months ended September 30, 2002 were $334,687 compared to
$64,018 for the nine months ended September 30, 2001. The increase in Cost of Sales in the nine months ended September 30, 2002 is a result of management's decision acquire the assets of VTI.

Net Sales
---------

Net Sales for the nine months ended September 30, 2002 were $205,524 compared to $30,848 for the nine months ended September 30, 2001. The increase in Net Sales in the nine months ended September 30, 2002 is a result of management's decision to acquire the assets of VTI.

Operating Expenses
------------------

Compensation, General and Administrative Expenses, Research and Development,
Organization Expense - Related Party, and Depreciation and Amortization Expenses
for the nine months ended September 30, 2002 were $826,237 compared to $2,666,308 for the nine months ended September 30, 2001. The decrease in Compensation, General and
Administrative Expenses, Research and Development, Organization Expense -
Related Party, and Depreciation and Amortization Expenses in nine months ended
September 30, 2002 is a result of management's decision to reorganize the Company's operations and to acquire the assets of VTI.

Other Income (Expense)
----------------------

The Company incurred net interest expense of $(25,882) for the nine months ended
September 30, 2002, compared to $(140,325) for the nine months ended September 30, 2001.
This decrease is primarily the result of the Company not borrowing any additional funds during the nine months ended September 30, 2002 and a result of management's decision to reorganize the Company's operations and to acquire the assets of VTI;

Net Loss
--------

The Company had a net loss of $(637,236), or $(0.02) per share, for the nine months ended September 30, 2002, compared to a net loss of $(2,775,785), or $(0.12) per share, for the nine months ended September 30, 2001. This decrease in loss was primarily a result of decreases in direct costs, amortization and depreciation of the assets and interest expense, offset by increase in revenues and an decrease in selling, general and administrative expense, and a result of management's decision to reorganize the Company's operations and to acquire the assets of VTI.

Financial Condition, Liquidity and Capital Resources

From our inception to September 30, 2002, the Company has incurred a net loss of
$(10,469,103). At September 30, 2002, the Company reflects negative working capital of approximately $(1,621,669). These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the
Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is in negotiations with investment groups to seek to raise additional capital.

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

Certification

STATEMENT FURNISHED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002,
18 U.S.C. SECTION 1350

The undersigned, Philip Verges, is the President and Chief Executive
Officer of IPvoice Communications, Inc. (the "Company").

This statement is being furnished in connection with the filing by the Company of the Company's Form 8K/A (the "Report").

By execution of this statement, I certify that:

        (A) the report fully complies with the requirements of Section 13(a) or
            15(d) of the Securities Exchange Act of 1934 (15 U.S.C 78m(a) or
            78o(d) and

        (B) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods covered by the
            Report.

This statement is authorized to be attached as an exhibit to the Report so that this statement will accompany the Report at such time as the Report is filed with the Securities and Exchange Commission, pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. It is not intended that this statement be deemed to be filed for purposes of the Securities Act of 1934, as amended.

IPvoice Communications, INC.

Dated: November 21, 2002

Signed: /s/ Phil Verges

                                            IPVoice Communications, Inc.
                                            Consolidated Balance Sheet
                                                                             September 30,     December 31, 2001
                                                                                 2002
                                                                           ------------------ --------------------
                                    ASSETS                                    (unaudited)
CURRENT ASSETS
   Cash                                                                        $11,006           $12,690
   Accounts receivable, net of allowance of $26,535 and $0                     283,011            47,304
   Prepaid expenses and deposits                                               109,123            62,755
                                                                           ------------------ --------------------

          Total current assets                                                 403,140            122,749
                                                                           ------------------ --------------------

PROPERTY AND EQUIPMENT
   Leasehold improvements                                                        7,307                  0
   Computer equipment                                                          862,008            730,043
   Office equipment                                                             63,354             50,454
   Furniture and fixtures                                                       91,892             47,740
                                                                           ------------------ --------------------

   Subtotal property and equipment                                           1,024,561            828,237
   Less: Accumulated depreciation                                             (465,663)          (266,295)
                                                                           ------------------ --------------------
          Total property and equipment                                         558,898            561,942
                                                                           ------------------ --------------------

OTHER ASSETS
   Goodwill                                                                  3,563,484                  0
   Intangible property                                                         263,280            260,736
                                                                           ------------------ --------------------

          Total other assets                                                 3,826,764            260,736
                                                                           ------------------ --------------------

Total Assets                                                                $4,788,802           $945,427
                                                                           ================== ====================

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable
      Trade                                                                 $1,379,704           $563,729
      Officer                                                                  110,315            140,119
      Related party                                                                  0             10,250
   Accrued expenses
      Salary and taxes                                                          39,661                  0
      Dividends                                                                425,657            295,188
      Interest - stockholders                                                   22,184              5,000
   Short-term line of credit                                                    39,823                  0
   Deferred revenue                                                              7,465              7,465
                                                                           ------------------ --------------------

          Total current liabilities                                          2,024,809          1,021,751
                                                                           ------------------ --------------------

LONG-TERM LIABILITIES
   Notes payable                                                             4,154,715          1,051,941
   Capitalized leases                                                          169,896            198,260
                                                                           ------------------ --------------------

          Total long-term liabilities                                        4,324,611          1,250,201
                                                                           ------------------ --------------------

Total Liabilities                                                            6,349,420          2,271,952
                                                                           ------------------ --------------------

STOCKHOLDERS' EQUITY
   Senior convertible preferred stock, $0.001 par value, authorized
10,000,000 shares;                                                                   3                  3
     Series A, 200, Series B, 2,318 issued and outstanding shares
   Common stock, $0.001 par value, authorized 100,000,000 shares; 42,386,310
and                                                                             42,386             29,214
     29,214,470 issued and outstanding shares
   Beneficial conversion feature discount                                    1,046,030          1,046,030
   Additional paid-in capital                                                7,820,066          7,299,646
   Deficit accumulated during the development stage                        (10,469,103)        (9,701,418)
                                                                           ------------------ --------------------

          Total stockholders' equity                                        (1,560,618)        (1,326,525)
                                                                           ------------------ --------------------

Total Liabilities and  Stockholders' Equity                                 $4,788,802           $945,427
                                                                           ================== ====================

     The accompanying notes are an integral part of the financial statements

                          IPVoice Communications, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                              Three Months Ended                 Nine Months Ended
                                                                 September 30,                      September 30,
                                                        -------------------------------- ----------------------------------
                                                             2002             2001             2002             2001
                                                        ---------------- --------------- ----------------- ----------------

REVENUES

   Net sales                                              $540,141           $6,487          $540,211             $94,866
   Less: Cost of sales                                     334,687                0           334,687              64,018
                                                        ---------------- --------------- ----------------- ----------------

          Net sales                                        205,454            6,487           205,524              30,848

OPERATING EXPENSES:
   Compensation
      Officers                                              32,308           62,300           176,308           1,038,958
      Other                                                 22,507           95,030            68,935             474,350
      Consulting                                             1,549           94,832           241,549             105,563
      Consulting - related party                                 0            4,000           126,384             489,280
   General and administrative expenses                     104,867           14,233           171,175             462,840
   Research and development                                      0            2,993                 0              10,493
   Depreciation and amortization                            23,036            28,275           41,886              84,824
                                                        ---------------- --------------- ----------------- ----------------

          Total expenses                                   184,267           301,663          826,237           2,666,308
                                                        ---------------- --------------- ----------------- ----------------

Income (loss) from operations                               21,187          (295,176)        (620,713)         (2,635,460)
                                                        ---------------- --------------- ----------------- ----------------

OTHER INCOME (EXPENSE):
   Interest income                                           9,359                 0            9,359                 712
   Interest expense                                         (8,698)           (8,583)         (25,882)           (141,037)
   Write-off of receivable                                       0                 0                0                   0
                                                        ---------------- --------------- ----------------- ----------------

          Total other income (expense)                         661            (8,583)         (16,523)           (140,325)
                                                        ---------------- --------------- ----------------- ----------------

Net income (loss)                                          $21,848         $(303,759)      $(637,236)        $(2,775,785)
                                                        ================ =============== ================= ================

Income (loss) per weighted average common share           $   0.00         $   (0.01)      $   (0.02)        $     (0.12)
                                                        ================ =============== ================= ================

Number of weighted average common shares outstanding
                                                        42,386,310        22,474,210      42,386,310          22,586,238
                                                        ================ =============== ================= ================

    The accompanying notes are an integral part of the financial statements

                          IPVoice Communications, Inc.
                Consolidated Statements of Stockholders' Equity

                                                                                                         Deficit
                                                                                           Beneficial  Accumulated      Total
                                                                               Additional  Conversion   During the   Stockholders'
                                        Number of Shares    Par Value of Stock   Paid-In     Feature   Development     Equity
                                      --------------------- -------------------
                                      Preferred   Common    Preferred Common     Capital    Discount      Stage      (Deficiency)
                                      ---------- ---------- -------------------------------------------------------- ------------
BEGINNING BALANCE, December 31, 2000  2,700      18,866,384 $3       $18,866   $6,019,085  $833,333    $(6,830,546)  $40,741
1st qtr. - services (0.38/sh.)        0          2,256,000  0        2,256     855,024     0           0             857,280
1st qtr. - conversion of Series B     (20)       98,217     0        98        (98)        0           0             0
pref. stock
2nd qtr. - services ($0.13/sh.)       0          3,004,418  0        3,004     384,879     0           0             387,883
2nd qtr. - conversion of Series B     (90)       1,058,805  0        1,059     (1,059)     0           0             0
pref. stock
2nd qtr. - issuance of shares for     0          126,630    0        127       28,441      0           0             28,568
interest
Series B preferred stock dividend     0          0          0        0         0           0           (181,125)     (181,125)
2nd qtr. -  bene. conv. feature       0          0          0        0         0           212,697     0             212,697
discount
3rd qtr. - issuance of shares for     0          143,195    0        143       8,443       0           0             8,586
interest
3rd qtr. - conversion of Series B     (50)       1,674,665  0        1,675     (1,675)     0           0             0
pref. stock
4th qtr. - conversion of Series B     (22)       1,717,656  0        1,718     (1,718)     0           0             0
pref. stock
4th qtr. - issuance of shares for     0          268,500    0        268       8,324       0           0             8,592
interest
Net loss                              0          0          0        0         0           0           (2,689,747)   (2,689,747)
                                      ---------- ---------- -------------------------------------------------------- ------------
BALANCE, December 31, 2001            2,518      29,214,470 3        29,214    7,299,646   1,046,030   (9,701,418)   (1,326,525)
Series B preferred stock dividend     0          0          0        0         0           0           (130,449)     (130,449)
1st qtr. - issuance of shares for     0          171,840    0        172       8,420       0           0             8,592
interest
1st qtr. - services ($0.04/sh.)       0          10,500,000 0        10,500    409,500     0           0             420,000
2nd qtr. - services ($0.04/sh &       0          2,500,000  0        2,500     102,500     0           0             105,000
$0.05/sh.)
Net loss                              0          0          0        0         0           0           (637,236)     (637,236)
                                      ---------- ---------- -------------------------------------------------------- ------------
BALANCE, September 30, 2002
(unaudited)                           2,518      42,386,310 $3       $42,386   $7,820,066  $1,046,030  $(10,469,103) $(1,560,618)
                                      ========== ========== ======================================================== ============

    The accompanying notes are an integral part of the financial statements

                          IPVoice Communications, Inc.
                     Consolidated Statements of Cash Flows
                        Nine Months Ended September 30,
                                  (Unaudited)

                                                                                2002          2001
                                                                            ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $(637,236)    $(2,775,785)
Adjustments to reconcile net loss to net cash used by
operating activities:
   Stock issued for services/deposits - related party                           260,000       1,327,129
   Stock issued for services/interest - other                                   273,592         268,188
   Depreciation                                                                  41,886          84,824
   Amortization of beneficial conversion feature discount                             0         100,450
Changes in operating assets and liabilities
   (Increase) decrease in accounts receivable                                    (7,201)        (19,075)
   (Increase) decrease in prepaid expenses and deposits                          20,882          24,905
   Increase (decrease) in accounts payable - trade                              (20,010)         95,688
   Increase (decrease) in accounts payable - officers                           (29,805)        119,248
   Increase (decrease) in accounts payable - related party                      (10,250)        (41,075)
   Increase (decrease) in deferred revenue                                            0          (4,035)
   Increase (decrease) in accrued salary and taxes                              (39,652)              0
   Increase (decrease) in accrued dividends payable                             130,449               0
   Increase (decrease) in accrued interest                                       17,184               0
                                                                            ------------- --------------

Net cash used by operating activities                                              (161)       (819,538)
                                                                            ------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of certificate of deposit                                                 0               0
   Maturity of certificate of deposit                                                 0          25,619
   Purchase of property and equipment                                                 0               0
   Purchase of intangibles                                                            0         (20,959)
                                                                            ------------- --------------

Net cash used by investing activities                                                 0           4,660
                                                                            ------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable                                                     (7,764)       712,570
   Cash purchased in acquisition                                                 17,641              0
                                                                             ------------- --------------

Net cash provided by financing activities                                         9,877        712,570
                                                                             ------------- --------------

Net increase (decrease) in cash and equivalent                                    9,716       (102,308)
                                                                             ------------- --------------

CASH, beginning of period                                                         1,290        111,150
                                                                             ------------- --------------

CASH, end of period                                                             $11,006         $8,842
                                                                             ============= ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid in cash                                                        $               $3,436
                                                                             ============= ==============

Non-Cash Financing Activities:
   Series B preferred stock dividend                                           $130,449       $137,250
                                                                             ============= ==============
   Common stock issued to pay interest                                           $8,592        $37,154
                                                                             ============= ==============
   Net assets purchased by issuing promissory note                            $(491,860)            $0
                                                                             ============= ==============

     The accompanying notes are an integral part of the financial statements

                         IPVoice Communications, Inc.
                   Notes to Consolidated Financial Statements
 (Information with regard to the nine months ended September 30, 2002 and 2001 is unaudited)

(1) Summary of Significant Accounting Principles

        The Company IPVoice Communications, Inc., (the "Company"), is a Nevada
        chartered development stage corporation which conducts business from its headquarters in Scottsdale, Arizona. The Company was incorporated on February 19, 1997 as Nova Enterprises, Inc., and changed its name to IPVoice Communications, Inc. in March of 1998, and then to
        IPVoice.com, Inc. in May of 1999, then back to IPVoice Communications,
        Inc. in January of 2001. The Company is principally involved in the
        Internet telephone industry. The Company is in the development stage.
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

        f) Property and equipment All property and equipment is recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repaids and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred.

        g) Intangibles In the second quarter of 2000, the Company engaged a law firm for the preparation and filing of the required applications for rates and tariffs with the state regulatory authorities in 48 continental United States, Hawaii, the District of Columbia and the
        U.S. FCC at a total cost of $260,000, in accordance with APB 17. The
        Company intends to amortize this cost over a twelve-month period beginning with the initiation of operations, as these rates and tariffs are renewed on an annual basis.

                          IPVoice Communications, Inc.
                   Notes to Consolidated Financial Statements

(1) Summary of significant Accounting Principles (Continued)

        h) Revenue recognition The Company anticipated two revenue streams: 1)
        prepaid telephone calling cards and other calling services, and 2) the sale of its "Gateways". The Company recognized revenue on the prepaid telephone cards and other calling services based upon actual usage provided in reports detailing usage by activated PIN codes. Since the company requires payment in full by the wholesaler or customer upon
        PIN code activation, in blocks or individually, the amount received by the Company in excess of that reported by the provider is classified as deferred revenue. Revenue from the sale of the Company's "Gateways"
        is recognized upon acceptance of the equipment by the purchaser.
        Although the accounting for the two revenue streams is different, they are both part of the Company's single line of business.

        i) Interim financial information The financial statements for the nine months ended September 30, 2002 and 2001 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

(2) Stockholders' Equity The Company has authorized 100,000,000 shares of $0.001 par value common stock, and 10,000,000 shares of
        $0.001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 42,386,310 and 29,214,470 shares of common stock issued and outstanding at September 30, 2002 and December
        31, 2001, respectively. The Company had 200 shares of Series A preferred stock issued and outstanding at September 30, 2002 and
        December 31, 2001, respectively. The Company had 2,318 shares of
        Series B preferred stock issued and outstanding at September 30, 2002 and December 31, 2001, respectively. In February 1997, the Company issued 9,000,000 shares to its founder for services rendered to the
        Company valued at par value, or $9,000. In March 1997, the Company completed a Regulation D Rule 504 Placement for 1,400,000 shares in exchange for $14,000 cash.

        In March 1998, a majority shareholder donated 9,000,000 shares of common stock to the Company. 9,000,000 shares were simultaneously issued for the acquisition of IPVoice Communications, Inc., a Delaware corporation (Note (1)(b). During the second quarter of 1998, the
        Company issued 144,000 shares of common stock for $144,000 in cash.
        The Company issued 473,000 shares of common stock for services rendered, valued at the current market rate of $47,300, during the third quarter of 1998. Also during the third quarter, the Company issued 183,333 shares of common stock for $85,000 in cash, and 627,000 shares of common stock fo r a subscription receivable of $62,700. In the fourth quarter of 1998, the Company issued 275,000 shares of common stock for services rendered, valued at the current market rate of $41,250. In the same quarter, 476,666 shares of common stock were issued for $121,800 in cash.

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

                         IPVoice Communications, Inc.
                   Notes to Consolidated Financial Statements

(2) Stockholders' Equity (Continued) into common shares equaling 51% of the issued and outstanding common shares after conversion, in the event of an uncured default of the notes payable. In July 1999, the
        Company discovered that it had failed to issue and record 10,000 shares of common stock in exchange for legal services, valued at
        $10,000 in 1997, as originally contracted. These shares were recorded in July 1999. In August 1999, the Company issued 437,500 shares of common stock for $175,000 cash. All common stock shares issued in exchange for cash, except the two warrant exercises, were subscribed for in January 1999. In November 1999, the Company issued 10,000 shares of common stock in exchange for services, valued at $23,750. In
        December 1999, the Company discovered that it had failed to issue and record 200,000 shares of common stock for services valued at $20,000, which had been contracted for in October 1998, and were recorded in
        December 1999.

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

                          IPVoice Communications, Inc.
                   Notes to Consolidated Financial Statements

(2) Stockholders' Equity (Continued) On February 20, 2001, the Company's Board
        of Directors adopted the 2001 Stock Award Plan (:Plan") under which
        2,256,000 shares of common stock are reserved. The Plan was effective upon adoption. Under the Plan, shares of common stock may be awarded to employees and consultants for services rendered. For purposes of the Plan, the shares of common stock were valued at $0.38 per share. A registration on Form S-8 was filed with the SEC on February 20, 2001 so that the shares of common stock, when awarded, will be freely marketable by the individual recipients. Our officers and directors are eligible to participate in the Plan. In consideration of this personal guarantees of several obligations of the Company, Mr. Howson and Ms. Will have each been awarded 500,000 shares of common stock under the Plan. The remaining shares have been awarded to four consultants for services, including 1,120,000 to Jeremy Feakins, a principal of International Investment Partners Ltd.

        On April 26, 2001, the Company's Board of Directors adopted the 2001
        Stock Award Plan II ("Plan II") to reserve an additional 3,004,418 shares of common stock. Plan II was effective upon adoption. For purposes of Plan II, these shares of common stock were valued at an average price of $0.13 per share. In consideration for their service,
        Mr. Howson and Ms. Will each have been awarded 1,000,000 shares of common stock under this Plan II. The remaining shares were issued to
        Company employees as part of severance arrangements or for accepting certain wage concessions. In the first half of 2002, the Company filed a Form S-8 to register 12,500,000 shares of common stock at a price of
        $0.04 per share, which were subsequently issued to certain officers, directors, related parties and others. In April 2002, the Company filed a Form S-8 to register 500,000 shares of common stock at a price of $0.05 per share, which were issued to the Company's law firm.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $10,469,000 which expire beginning December 31, 2117. There may be certain limitations on the Company's ability to utilize the loss
        carry-forwards in the event of a change of control, should that occur.

        The amount recorded as a deferred tax asset, cumulative as of
        September 30, 2002, is $4,188,000, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $4,188,000, as the
        Company has no history of profitable operations. The significant components of the net deferred tax asset as of September 30, 2002 are:

Net operating losses              $4,188,000
                                  --------------------
Valuation allowance               (4,188,000)
                                  --------------------
Net deferred tax asset            $        0
                                  ====================

(4) Related Parties At September 30, 2002 and December 31, 2001, the Company
        owed officers $110,315 and $140,119, respectively, for reimbursement of expenses paid on behalf of the Company and unpaid salaries. These amounts are reflected in Accounts Payable - Officer. At September 30,
        2002 and December 31, 2001, the Company owed two shareholders $0 for consulting services performed and reimbursement of expenses paid on behalf of the Company. Both amounts are reflected in Accounts Payable
        - Related Party. Total consulting fees incurred by two shareholders during the year ended December 31, 2001 amounted to $514,672 and
        $66,384 as of the end of the second quarter of 2002. Consulting fees amounting to $90,750 were paid to an officer during the twelve-month period ended December 31, 2001.

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
        The Company is obligated to pay a total of $150,000 in 2001 and
        $137,500 in 2002. In September 2000, the Company entered into a consulting agreement with the former Senior Vice President and current
        Director. In 2000, the Company paid $30,000 under this agreement, which may be terminated at any time on thirty days' notice.

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

                         IPVoice Communications, Inc.
                   Notes to Consolidated Financial Statements

(7) Commitment and Contingencies (Continued)
        a) Consulting agreements - related parties (continued) at an exercise price of $3.90 per share, a five-year warrant for common stock shares equal to five per cent of the then issued and outstanding common stock at exercise with a strike price of $1.00 per share and consulting fees for a 30 month period, beginning in September 1998, in the amounts of: $4,000 per month for the first 6 months, $6,000 per month for the next 12 months, and $8,000 for the last 12 months. The
        Company was obligated for payments totaling $90,000 in 2000, and
        $24,000 in 2001. This contract was terminated in July 2000 in exchange for the issuance of 700,000 shares of common stock.

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

        f) Stock option plan In December 1999, the stockholders adopted an executive incentive plan (the "Option Plan" or "2000 Executive
        Incentive Plan") under which 1,000,000 shares of common stock are reserved for grants under the Option Plan. The Option Plan took effect on January 1, 2000 and terminates on December 31, 2005. Options granted under the Option Plan may qualify as "incentive stock options"
        as defined in Section 422 of the internal Revenue Code of 1986, as amended, and become exercisable in accordance with the terms approved at the time of the grant. To be eligible, a grantee must be an employee, officer, director or consultant of the Company. It is intended that all options be granted at fair market value on a particular date determined by the Compensation and Option Committee of the Board of Directors. As of March 31, 2001, options to purchase
        50,000 shares at an exercise price of $1.21 per share have been granted to 1 employee and are unexercised.

(8) Going Concern As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $10,469,000 since inception. At September 30, 2002, the Company reflects negative working capital of approximately $1,621,669. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company s in negotiations with investment groups to raise additional capital.

                          IPVoice Communications, Inc.
                   Notes to Consolidated Financial Statements

(9) Change of Control On June 19, 2002, the Company entered into an Asset
        Purchase Agreement to purchase substantially all of the assets of
        Vergetech, Inc. of Dallas in exchange for a promissory note in the amount of $3,000,000. At that time, the existing officers and directors resigned after appointing a new director and officer.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date    November 21, 2002                  IPVoice Communications, Inc. (Registrant)

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