Form 10KSB
period 2002-12-31
IPVOICE COMMUNICATIONS INC
filed 2003-03-31
CIK 1092083

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                          Form 10-KSB


           [X]ANNUAL REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 2002





               Commission file number: 333-59462

                  IPVOICE COMMUNICATIONS, INC.
         (Name of small business issuer in its charter)
            Nevada                           650729900
________________________________   ______________________________
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)          Identification No.)



14860 Montfort Drive, Suite 210                75254
        Dallas, Texas
_______________________________   _______________________________
(Address of principal executive offices)     (Zip Code)

            Issuer's telephone number (972) 386-3372
Securities registered under Section 12(b) of the Exchange Act:
     Title of each className of each exchange on which registered
_______________________________________________________
_______________
         Common Stock        Over-the-Counter Bulletin Board



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.
__________$959,059_________________

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

The aggregate market value of the Common stock of the Registrant as of March 21, 2003 is $ 1,046,350 based upon the most recent price at which the Registrant's common equity was sold.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE
YEARS)
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes [ ] No

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 21, 2003, we had 8,048,840 shares of our common stock outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE
We have incorporated by reference our Form SB-2 Registration
Statement and all amendments thereto which was filed on August
21, 2000 and amended on November 14, 2000 and February 12, 2001.

Transitional Small Business Disclosure Format (Check one):
Yes []; No [X]

               TABLE OF CONTENTS TO ANNUAL REPORT
                         ON FORM 10-KSB
                  YEAR ENDED DECEMBER 31, 2002


                             PART I
Item 1.   Description of Business                               3
Item 2.   Description of Property                              10
Item 3.   Legal Proceedings                                    11
Item 4.   Submission of Matters to a Vote of Security Holders  12


                            PART II
Item 5.   Market for Common Equity and Related Stockholder
Matters   12
Item 6.   Management's Discussion and Analysis or Plan of
Operation 17
Item 7.   Financial Statements                                 20
Item 8.   Changes in and Disagreements With Accountants on
Accounting and
          Financial Disclosure                                 21


                            PART III
Item 9.   Directors, Executive Officers, Promoters and Control
Persons;
          Compliance With Section 16(a) of the Exchange Act    21
Item 10.  Executive Compensation                               23
Item 11.  Security Ownership of Certain Beneficial Owners
          and Management                                       24
Item 12.  Certain Relationships and Related Transactions       25
Item 13.  Exhibits and Reports on Form 8-K                     26

                               2

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

Item 1. Description of Business.

Business Development

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

In May 1999, we changed our name to IPVoice.com, Inc.; then, in January of 2001, we changed our name back to name to IPVoice Communications, Inc. The Company is quoted on the OTC Bulletin Board under the symbol "IPVO". The Company conducted business from its headquarters in Denver, Colorado until August 1999, when it relocated to Phoenix, Arizona. In June of 2002, the headquarters relocated again to Dallas, Texas.

Since the Company's inception, efforts have largely been dedicated to research and development. The original strategy centered on building proprietary IP Telephony software that would enable IPVoice to provide unique converged communication services and dramatic operational network efficiencies. Accordingly, IPVoice would then be positioned to deliver a clearly differentiated communication product at a price competitive to traditional communication products.

The primary research and development effort centered on the Company's MultiCom Business Management Software ("MultiCom") for use in Internet Protocol telephony applications (telephone, fax, data, images and video over the Internet). MultiCom is the business management system behind the Company's TrueConnect Gateway product. The TrueConnect Gateway allows a packet of information (voice, video, e-mail, data, images, etc.) to cross multiple networks in route to a final destination and also allows packets from multiple communication streams to share a single network. This cross network, multiple communications routing creates a communication efficiency that exceeds that possible via the dedicated circuit per call paradigm of traditional communication protocols, thus creating an opportunity to sell communication services below current market accepted pricing.

Late in 1999, the Company began to deploy a global Voice-over-Internet Protocol (VoIP) network constructed on the MultiCom and TrueConnect Gateway proprietary technology in order to establish the Company's first revenue stream through the sales of communication products direct to consumers worldwide. The Company also established a number of global joint marketing and product distribution relationships in order to accelerate market presence.

The VoIP network role out proceeded within acceptable scheduled tolerances. However, the corresponding sales and marketing efforts to establish initial consumers suffered catastrophically as a result of the March 2000 technology market turndown. Diminished consumer confidence in technology start-ups negatively impacted early IPVoiceT sales efforts. The complete dissolution of joint marketing partnerships also greatly reduced overall sales capacity.
With initial sales volume far below plan, combined with the inevitable issues associated with first implementations of new technologies, IPVoice was unable to establish sustainable revenue momentum. The few early customers established just prior to the technology market turndown likewise lost confidence eroding the Company's already small revenue base.

                               3

We have never been the subject of a bankruptcy, receivership or similar proceeding.

Our principal executive offices are located at 14860 Montfort
Drive, Suite 210, Dallas, Texas 75254. Our telephone number is
972-386-3372.

Current Corporate Strategy

IPVoice management remains confident in the converged communications opportunity and committed to leading in the converged communications space by providing proprietary technologies that enable enhanced communication services at costs competitive to traditional communication services.

Since the failed first service launch, IPVoice management has concentrated on conserving corporate resources in order to preserve shareholder prospects while exploring alternative strategies to penetrate the converged communications opportunity in a dramatically different consumer and capital climate than the climate prevailing at the Company's onset. After significant deliberation, management has defined a new strategy that leverages existing investment, remains centered on the enabling of enhanced communications with proprietary technologies at costs competitive to traditional services, at the same time taking into account the prevailing consumer and capital climate.
The renewed IPVoice strategy is squarely founded on the Company's proprietary technologies. The IPVoice investment in research and development has built a robust line of proprietary technologies that enable enhanced communications and network efficiencies.

The existing strategic plan calls for leveraging this proprietary technology foundation by packaging IPVoice software with recognized communication technology brands. Lucent, Cisco and Nortel Networks, naming only a notable few, are competing to develop emerging technology product lines that enable converged communication service offerings delivered across an IP network. IPVoice has set out to partner with branded providers of known technologies by packaging both branded and IPVoice products in a single value proposition marketed directly to prospective strategic decision makers. By diversifying margin opportunity across both branded and in house products, IPVoice can minimize expense to the customer with the minimal objective of breaking even on the software sale. In exchange for minimizing upfront expense and the corresponding risk associated with building a new communication service, IPVoice will look to share in the recurring revenue created through the delivery of said service.

In order to accelerate the necessary strategic relationship development with branded communication industry customers, IPVoice systematically set out to identify, qualify and acquire a systems integration firm with established branded channel relationships. Resulting from this effort, IPVoice found and negotiated an opportunity to acquire VergeTech Inc.

VergeTech, Incorporated (VTI) is a privately held communications industry technology services firm founded in 1997 and headquartered in Dallas, Texas. VTI specializes in identifying, enhancing and building new technologies that create enhanced communications services and enable the convergence of existing voice, video and data communications.

VTI customers are primarily communication providers (LECs, CLEC's, ISP's, ASP's, and MSO's) leveraging emerging technologies to create differentiation and complimentary, new lines of communication services. VTI customers today purchase software, software maintenance and integration services from VTI in order to realize differentiation and new lines of service opportunities.
Independent of conversations with IPVoice, VTI had already endeavored to orchestrate a strategic business model evolution of their own from only concentrating on emerging technologies developed by third parties, to developing and packaging proprietary technologies of their own. VTI will concentrate on the development of technologies that enhance and can in turn be packaged with the major brand name products VTI currently resells. Today VTI is a reseller and integrator for emerging communication software solutions developed by Cisco Systems and Sun Microsystems.

On June 19th, 2002, IPVoice acquired all the assets of VTI in exchange for a $3,000,000, 18-month note convertible into not more than 50% of the issued and outstanding shares of IPVoice as of June 19th.

Consistent with this asset acquisition agreement, the board of directors and the management team resigned and VergeTech management assumed the IPVoice management positions. Philip Verges, the former President and Chief Executive Officer of VTI, has taken the position of Chief Executive Officer and Chairman of IPVoice replacing Mr. James Howson. No other board members have been elected at this time.

                               4

The Company remains in the development stage and is acquiring the necessary operating assets and management expertise to continue with its proposed business. While the Company is developing tools necessary to enter the Internet Protocol telephony market, there is no assurance that any benefit will result from such activities.

Our future plans call for acquiring companies that augment and compliment our current products and customers. Such plans involve various risks to our future business operations and financial condition. If we fail to perform adequate due diligence, we may acquire a company or technology that: (a) is uncomplimentary to our business; (b) is difficult to assimilate into our business;
(c) subjects us to possible liability for technology or product defects; or (d) involves substantial additional costs exceeding our estimated costs. In addition: (a) we may spend significant funds conducting negotiations and due diligence regarding a potential acquisition that may not result in a successfully completed transaction; (b) we may be unable to negotiate acceptable terms of an acquisition; (C) if financing is required to complete the acquisition, we may be unable to obtain such financing; and; (d) negotiating and completing an acquisition as well as integrating the acquisition into our operations, will divert management time and resources away from our current operations and increase our costs.

Our Principal Products/Services/Distribution Methods and Markets:

We are a product reseller and integrator for Cisco Products and Sun Microsystems Products.
We also offer:
Voice mail and messaging services;
Prepaid long distance calling card services;
Corporate long distance, fax and data networking services;
E-commerce communications services for businesses selling products and services over the Internet;
Intelligent Contact Management; and
Wireless features, long distance and applications.
Revenue/Products Breakdown:
We intend to target our revenues in the following product areas:
Software licensing;
Long distance, both domestic and international;
Technical independent consulting; and
Security.

Our Customers:

We intend to have the following (3) major types of customers:
National corporations such as Comp USA, American Express, and
Citibank;
Service Providers (domestic and Foreign) to include ISP's, ASP's,
LEC's and CLEC's; Government (domestic and foreign.

                               5

Our Billing Practices:

For Integration and Licensing Services we bill biweekly. On most communication services such as local and long distance provided through our service provider customer/partner, we provide services on a prepaid basis. We also offer real-time billing. Real-time billing allows the customer to secure reports on the volume of calls, locations called, exact amount owed and other features. We also offer major customers weekly and monthly billing, if they post letters of credit.

Geographic Markets:

Our target markets are located domestically in all fifty states and internationally in developing economies to include Asia
Pacific, Latin America, and Eastern Europe.

Marketing:

We plan to partner with branded providers to integrate their systems into a consolidated package representing a single value proposition for direct marketing.

Competitive Business Conditions:

The Internet based communications software products industry is highly competitive and varied. Most of our existing and potential competitors have financial, personnel, marketing, customer bases and other financial resources significantly greater than ours. Among our various competitors are:
WorldCom;
MCI;
Cisco; and
Lucent Technologies.

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

Suppliers:


Our principal suppliers are provided below:
VergeTech
Cisco
Sun Microsystems
Mira point
CMG
Novell



                               6
Dependence on Major Customers:

During 2002, we were not dependent upon a few or a single major customer. During 2002, no single customer accounted for more than 10% of our revenues.

Patents, Trademarks and Licenses:

We do not hold and have not applied for any patents.
We have previously filed for service mark protection with the United States Patent and Trademark Office for the following marks but do not immediately intend to vigorously follow up on the filings:

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

Federal

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

We have previously requested our C-LEC and IXC status in the U.S., but do not presently intend to vigorously continue to pursue the C LEC and IXC status. A C-LEC designation permits the resale of local telecommunications services and an IXC designation, which stands for InterExchange carrier, allows for the resale of long distance telecommunications services. We also have received a 214 international license from the FCC for international long distance service.
                               7
In Canada, the Canadian Radio-Television and Telecommunication Commission determined in 1998 that IP telephony services providers must pay local contribution charges for calls terminating on local telephone networks, while those calls that originate and terminate on computers are not subject to these charges. Canada regulatory authorities may in the future make a determination to apply international call termination fees or otherwise tariff IP telephony.
We may also be required to comply with the regulations regarding the operation of our business in several foreign jurisdictions and will be subject to compliance with the requirements of the authorities of these locales regarding the establishment and operation of our business.

State

Previous IPVoice business strategy subjected the Company to varying levels of regulation in the states in which we anticipated providing intrastate telecommunications services. The vast majority of the states required us to apply for certification to provide intrastate telecommunications services, or at least to register or to be found exempt from regulation, before commencing intrastate service. The majority of states also require us to file and maintain detailed tariffs listing our rates for intrastate service. We had previously started the process of filing in every state but do not currently intend to pursue this process vigorously.

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

Research and Development:

Since our inception we have spent $142,509 on research and development. During 2001, we spent $16,946 on research and development. No funds were spent on research and development in 2002.

Employees:

We currently have 30 employees the majority of who perform consulting services for our clients. The company currently has only one officer and one board member. The Company plans to fill all officer and board positions in 2003 once Director and Officer insurance is in place. Philip Verges the Chief Executive Officer and Chairman. The Chief Financial Officer role is temporarily filled by Bruce Noller in a consulting capacity. Lisa Hargraves is the Company Staff Controller.

We plan to add up to 50 additional employees in 2003 in conjunction with forecasted growth plans. None of the current employees are represented by a labor union for purposes of collective bargaining. We consider our relations with our existing employees to be satisfactory.

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

Item 2. Description of Property.

During the year end December 31, 2002, we operated out of
approximately 671 square feet of leased facilities located at
14860 Montfort Drive, Suite 210, Dallas, Texas 75254. Our
telephone number is (972) 386-3372. Our lease expires on July 31,
2005. Our monthly rental payments are $1,079.75.
                               10

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

Pending Proceedings:

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

Item 4. Submission of Matters to a Vote of Security Holders.

On June 19, 2002 a majority of the holders of our common stock approved an amendment to our Articles of Incorporation to increase the number of shares of our common stock that we are authorized to issue to 300,000,000 shares. . Prior to this amendment we were authorized to issue 100,000,000 shares of common stock.

On June 19, 2002 a majority of holders of our common stock approved the acquisition of VergeTech incorporated for which the company issued a convertible $3,000,000 note.

On October 25, a majority of holders of our common stock approved a 1 for 30 reverse split of the common stock of the company.

                            PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock has and is currently quoted on the Over the Counter Bulletin Board ("OTCBB") under the symbol "IPVC" since July 1998. The high, low and average bid information for each quarter for the two most recent fiscal years is presented below. The quotations are inter-dealer prices without adjustment for retail markups, markdowns or commissions and do not necessarily represent actual transactions. These prices may not necessarily be indicative of any reliable market value. On April 4, 2002, the last reported sale price of the common stock on the OTCBB was $0.04 per share.

           Quarter               High      Low     Average
          2000
          First Quarter         $4.81     $2.00     $3.37
          Second Quarter        $3.19     $1.00     $1.80
          Third Quarter         $1.69     $0.44     $1.05
          Fourth Quarter        $0.75     $0.25     $0.43


          2001
          First Quarter         $0.51     $0.17     $0.35
          Second Quarter        $0.28     $0.09     $0.17
          Third Quarter         $0.11     $0.03     $0.05
          Fourth Quarter        $0.11     $0.01     $0.03


          2002
          First Quarter          0.12      0.03      0.05
          Second Quarter         0.06      0.02      0.04
          Third Quarter          0.03      0.01      0.02
          Fourth Quarter         0.26     0.003     0.11*

* In the fourth quarter the Company executed a 30 to 1 reverse stock split.

Holders:

As of December 31, 2002, we had 3,700,000 - shares of our common stock outstanding held of record by 1850 holders of record. We currently have one class of common stock outstanding.

Dividends:

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

At the same time, we entered into a consulting agreement with Buying Power Network ("BPN") to provide financial public relations consulting services to us for which we agreed to pay $40,000 for the first month, $30,000 for the second month and $25,000 for the third, payable in shares of our common stock. The contract term was through September 1999 and has expired without renewal. In exchange for services rendered by BPN, we issued 100,000 shares of common stock, valued at $40,000, to Joyce Research Group, of which BPN is a division. For the fourth, fifth and sixth months of the contract, we granted Joyce Research Group options to purchase 150,000 shares of our common stock at an exercise price equal to 60%, 65% and 70% of the market price, respectively.
                               14
We also entered into a marketing agreement with Benae International, Inc. to market our telephony services and to register a minimum of one hundred customers in the thirty cities in which we plan to offer telephony services within twelve months in exchange for 200,000 shares of our common stock valued at $80,000. The shares are to be returned to us if the minimum is not met. For this offering, we relied upon Section 3(b) of the Act and Rule 504. A Form D was filed with the SEC.

On April 1, 1999, we entered into a marketing and advertising agreement with Netgenie.com ("ING") to provide marketing services to a minimum of 75,000 customers in thirty cities designated by us within a twelve month period in exchange for 100,000 shares of our common stock, which shares must be returned if NG fails to deliver a minimum of eight cities for a total of 75,000 customers. In addition, NG could have earned performance bonuses of: 50,000 shares if eight cities are delivered within ninety days of execution; 50,000shares if fifteen cities are delivered within one hundred fifty days; and 10,000 shares for each additional city thereafter before December 31, 1999 up to thirty cities. Further, NG was granted warrants to purchase 30,000 shares of our common stock exercisable for a period of two years at an exercise price of $2.50 per share for every block of 5,000 pre-registered customers up to 75,000 pre-registered customers in a twelve month period. NG did not satisfy any of the incentive performance criteria and the right to acquire the additional shares or exercise the warrants has expired. In connection with negotiating the agreement and identifying the services to be performed by NG, we provided NG with access to all of our records and discussed in detail the provision of our business plan. For such offering, we relied upon Section 4(2) of the Act and Rule
506. A Form D was filed with the SEC.

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

Forward-Looking Statements:

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

                               17
A. Overview of Operations:

Until we achieve several quarters at a sustained level of profitability, we must be considered a start-up entity. Until that time, we may remain dependent on financing resources for cash flows to meet certain operating expenses and no assurance of our financial success or economic survival can be given during this period.

We have been in the development stage for several years. We believe we have developed and acquired the necessary operating assets to conduct our business. While we believe that our proprietary software enables us to compete effectively in the Internet Protocol telephony market, there is no assurance that any benefit will result from these activities.

We received limited revenues and incurred expenses in excess of revenues during the development of our products and services. During development, we received revenues from the wholesaling of other parties' prepaid calling cards. We have only recently received revenues from the sale of IPVoice products and services. We believe our new strategy to package our proprietary IP Telephony software with recognized brand names and to pursue sales efforts by providing offerings that improve our clients' existing offerings through integration of enhanced communication technologies will be successful.
Risks and Uncertainties

We have substantial and recurring losses and negative cash flow since our inception in February 1997. For the fiscal years ended December 31, 2001 and 2000, we had revenues of $157,000 and $137,000, respectively and operating expenses of $2,439,000 and $3,381,000, respectively. We are at risk of continued losses until our revenues increase. There is no assurance that we can increase our revenue sources and it is unlikely we can lower our expenses in our present mode of operations. We may never earn a profit. If we continue to lose money over a period of time, we may be forced to discontinue our operations.

We have required substantial capital to fund our business operations. Our future capital requirements will depend upon many factors, including the expansion IP Telephony, requirements to maintain adequate telecommunications capabilities, the progress of our research and development activities, expansion of our marketing and sales efforts and the status of competitive products and services.

Our revenues have been negligible and we have financed our operation primarily through sales of equity and debt securities.
We expect to enter into additional financial transactions, which could result in significant dilution or substantial indebtedness.

We have no commitments, agreements or understandings regarding additional financing and we may be unable to obtain additional financing on satisfactory terms or at all. We expect to pursue additional financing through private placement of debt or equity. If additional funds are raised or acquisitions are made by issuing equity securities, further dilution to the existing stockholders will result. We may also incur or assume substantial indebtedness. These arrangements may require us to relinquish rights to certain of our existing or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse affect on our business, financial condition and results of operations.
Our future revenue and operating results depend on a number of factors. Since revenues from sales are currently unpredictable, our future revenue and operating results may fluctuate.

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

As we have stated previously, we have always wanted to expand our business by way of a strategic acquisition. We believe that the acquisition of VTI will enable us to overcome the prevailing consumer resistance to new technologies, reduce marketing costs to launch new products or re-launch old products and to concentrate our selling efforts. We believe that this acquisition can accelerate strategic relationship development with branded leaders in the communications industry while increasing revenues and providing additional senior management expertise. We plan to pursue future acquisitions.

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

We are involved in litigation with one former officer and with the shareholders of a former acquisition candidate that could affect our financial condition. Such litigation can be expensive and time consuming to defend. We have confidence in the merits of our case and believe we will prevail. However, if pending litigation matters are decided against us, in the aggregate, it could have a material adverse affect on our financial condition.

B. Results Of Operations:

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001 Net Sales. Net sales increased about five hundred percent (500 %) from $157,605 for the year ended December 31, 2001 to $959,059 for the year ended December 31, 2002. This increase was primarily due to the previously described new business model and the corresponding acquisition of VTI.

Cost of Sales: Cost of sales increased three hundred and twenty nine percent (329%) from $147,159 for the year ended December 31, 2001 to $631,769 for the year ended December 31, 2002. This increase was primarily due to increase in overall sales. Our cost of sales, as a percentage of sales, decreased from approximately 93.4% to approximately 65.9% over these same years due primarily to the previously described new business model.

Compensation Expense: Compensation expense decreased eighty-three percent (83.8%) from $2,045,090 for the year ended December 31, 2001 to $331,189 for the year ended December 31, 2002. This net decrease was primarily due to the company having decreased its stock-based compensation to outside consultants by a larger amount than its increase in stock-based compensation to officers and related party consultants.
                               20
General and administrative Expense: General and administrative expenses remained consistent from 2001 to 2001. Year ended December 31, 2001 expenses were $802,232 and year ended December 31, 2002 were $820,220.
Depreciation and amortization Expense: Depreciation and amortization expense decreased fifty-one percent (51.1%) from $94,249 for the year ended December 31, 2001 to $46,072 for the year ended December 31, 2002. Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

C. Liquidity and Capital Resources:

At December 31, 2002, the Company had cash of $46,642 and a working capital deficit of ($1,450,100) as compared to $12,6900 and ($899,002) at December 31, 2001. This decline results because of on-going losses sustained by the Company.

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

Item 7. Financial Statements.

                  IPVoice Communications, Inc.
                   (f/k/a IPVoice.com, Inc.)




                 INDEX TO FINANCIAL STATEMENTS
Independent Auditors Report                                   F-2

Consolidated Balance Sheet                                    F-3

Consolidated Statements of Operations                         F-4

Consolidated Statements of Stockholders' Equity               F-5

Consolidated Statements of Cash Flows                         F-6

Notes to Consolidated Financial Statements                    F-7





                               F-1


                  INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
IPVoice Communications, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of IPVoice Communications, Inc., (the "Company") as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the two years ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.
We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001 and the results of operations and their cash flows for the two years ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company has experienced a net loss since inception, and reflects negative working capital as of December 31, 2002. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    Durland & Company, CPAs, P.A.
Palm Beach, Florida
March 7, 2003
                              F-2

                  IPVoice Communications, Inc.
                   Consolidated Balance Sheets

                                              December  December
                                              31, 2002  31, 2001
                   ASSETS
CURRENT ASSETS
   Cash                                      $46,642     $12,690
   Accounts receivable, net of allowance of  193,362     47,304
$124,963 and $26,535
   Prepaid expenses and deposits             2,544       62,755



Total current assets               242,548     122,749

PROPERTY AND EQUIPMENT
   Computer equipment                        22,017      730,043
   Office equipment                          2,152       50,454
   Furniture and fixtures                    7,366       47,740

   Subtotal property and equipment           31,535      828,237
   Less: Accumulated depreciation            (27,222)    (266,295)

          Total property and equipment       4,313       561,942

OTHER ASSETS
   Goodwill                                  2,756,327   0
   Intangible property                       0           260,736

          Total other assets                 2,756,327   260,736

Total Assets                                 $3,003,18   $945,427
                                            8

    LIABILITIES AND STOCKHOLDERS' EQUITY
                 (DEFICIT)
CURRENT LIABILITIES
   Accounts payable
      Trade                                  $334,080    $563,729
      Officer                                0           140,119
      Related party                          0           10,250
   Accrued expenses
      Salary and taxes                       63,704      0
      Dividends                              469,120     295,188
      Interest - stockholders                30,776      5,000
   Short-term line of credit                 794,979     0
   Deferred revenue                          0           7,465

          Total current liabilities          1,692,659   1,021,751

LONG-TERM LIABILITIES
   Notes payable                             1,625,773   1,051,941
   Capitalized leases                        0           198,260

          Total long-term liabilities        1,625,773   1,250,201

Total Liabilities                            3,318,432   2,271,952

STOCKHOLDERS' EQUITY(DEFICIT)
   Senior convertible preferred stock,
$0.001 par value, authorized 10,000,000      2          3
shares;
     Series A, 200, Series B, 2,241 and
2,318 issued and outstanding shares
   Common stock, $0.001 par value,
authorized 100,000,000 shares; 4,604,241 and 4,604      29,214
     29,214,470 issued and outstanding
shares
   Beneficial conversion feature discount    959,697     1,046,030
   Additional paid-in capital                9,925,851   7,299,646
   Retained deficit                        (11,205,3   (9,701,418)
                                            98)

          Total stockholders' equity       (315,244)   (1,326,525)
(deficit)

Total Liabilities and  Stockholders' Equity  $3,003,18   $945,427
(Deficit)                                    8



                              F-3
The accompanying notes are an integral part of the financial sta tements


                  IPVoice Communications, Inc.
              Consolidated Statements of Operations
                    Years Ended December 31,


                                                2002       2001

REVENUES

   Net sales                                 959,059     157,605
   Less: Cost of sales                       631,769     147,159

          Net sales                          327,290     10,446

OPERATING EXPENSES:
   Compensation                             331,189     1,525,601
   Advertising                                 2,694       0
   Sales and marketing                         8,119       0
   General and administrative                820,220     802,232
expenses
   Research and development                    0           16,946
   Depreciation and                           46,072      94,249
amortization

          Total expenses                    1,208,294   2,439,028

Income (loss) from operations              (881,004)   (2,428,582
                                                          )

OTHER INCOME (EXPENSE):
   Interest income                             107         712
   Interest expense                         (34,548)    (261,877)
   Other income                                  1,568       0
   Bad debt expense                              (98,428)    0
   Loss on asset abandonment                     (404,077)   0

          Total other income                (535,378)   (261,165)
(expense)

Net income (loss)                        (1,416,38   (2,689,747
                                               2)         )

Income (loss) per weighted                       $           $
average common share                           (0.03)     (0.11)

Number of weighted average
common shares outstanding                  41,350,89  24,487,086
                                               4


                              F-4
The accompanying notes are an integral part of the financial sta tements



                  IPVoice Communications, Inc.
    Consolidated Statements of Stockholders' Equity (Deficit)


                                                     Benefi         Total
                                              Additi  cial          Stock
                       Number of    Par Value  onal  Conver Retain holde
                         Shares     of Stock  Paid-   sion    ed    rs'
                                                In   Featur        Equit
                                                       e             y
                      Pref  Common   Pref  Commo  Capita Discou Defici
(Defi
                      erre         erre   n     l      nt   t        cit)
                        d            d
BEGINNING BALANCE,    2,70   18,866   $3     $18,8   $6,019  $833,3  $(6,83
$40,7
December 31, 2000     0     ,384         66     ,085    33      0,546)  41
1st qtr. - services   0      2,256,   0      2,256   855,02  0       0
857,2
(0.38/sh.)                 000                4                     80
1st qtr. -            (20)   98,217   0      98      (98)    0       0
0
conversion of Series
B pref. stock
2nd qtr. - services   0      3,004,   0      3,004   384,87  0       0
387,8
($0.13/sh.)                418                9                     83
2nd qtr. -            (90)   1,058,   0      1,059   (1,059  0       0
0
conversion of Series       805                )
B pref. stock
2nd qtr. - issuance   0      126,63   0      127     28,441  0       0
28,56
of shares for              0                                       8
interest
Series B preferred    0      0        0      0       0       0       (181,1
(181,
stock dividend                                              25)     125)
2nd qtr. -  bene.     0      0        0      0       0       212,69  0
212,6
conv. feature                                        7              97
discount
3rd qtr. - issuance   0      143,19   0      143     8,443   0       0
8,586
of shares for              5
interest
3rd qtr. -            (50)   1,674,   0      1,675   (1,675  0       0
0
conversion of Series       665                )
B pref. stock
4th qtr. -            (22)   1,717,   0      1,718   (1,718  0       0
0
conversion of Series       656                )
B pref. stock
4th qtr. - issuance   0      268,50   0      268     8,324   0       0
8,592
of shares for              0
interest
Net loss              0      0        0      0       0       0       (2,689
(2,68
                                                           ,747)   9,747
                                                                  )
BALANCE, December     2,51   29,214   3      29,21   7,299,  1,046,  (9,701
(1,32
31, 2001              8     ,470         4      646     030     ,418) 6,525
                                                                  )
Series B preferred    0      0        0      0       0       0       (173,9
(173,
stock dividend                                              32)     932)
1st qtr. - issuance   0      171,84   0      172     8,420   0       0
8,592
of shares for              0
interest
1st qtr. - services   0      10,500   0      10,50   409,50  0       0
420,0
($0.04/sh.)                ,000         0      0                     00
2nd qtr. - services   0      2,500,   0      2,500   102,50  0       0
105,0
($0.04/sh &                000                0                     00
$0.05/sh.)
3rd qtr. - services   0      5,000,   0      5,000   245,00  0       0
250,0
($0.05/sh)                 000                0                     00
3rd qtr. -            (48)   5,303,   0      5,304   (5,304  0       0
0
conversion of Series       824                )
B pref. stock
4th qtr. -            (3)    1,774,   0      1,774   (1,774  0       0
0
conversion of Series       375                )
B pref. stock
4th qtr. -            0      60,000   0      60,00   1,740,  0       0
1,800
conversion of debt         ,000         0      000                   ,000
4th qtr. - 1 for 30   0      (110,6   0      (110,   110,64  0       0
0
reverse split              48,874       649)   9
                           )
4th qtr. -            (26)   588,54   (1)    589     (588)   0       0
0
conversion of Series       6
B pref. stock
4th qtr - services    0      200,00   0      200     17,800  0       0
18,00
($0.09/sh)                 0                                       1
Bene. conv. feature   0      0        0      0       0       (86,33  86,333
0
discount                                             3)
amortizement
Net loss              0      0        0      0       0       0       (1,416
(1,41

                                                         ,382)   6,382
                                                                  )
ENDING BALANCE,       2,44   4,604,   $2     $4,60   $9,925  $959,6  $(11,2
$(315
December 31, 2002     1     181          4      ,851    97     05,398  ,244)
                                                           )
                 $(11,205,398)$(315,244)


                                                  F-5
The accompanying notes are an integral part of the financial statements




                  IPVoice Communications, Inc.
              Consolidated Statements of Cash Flows
                    Years Ended December 31,

                                                        2002    2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              (1,416,   (2,689,
                                                     382)     747)
Adjustments to reconcile net loss to net cash used by
operating activities:
   Stock issued for services - related party          260,000   1,169,4
                                                              83
   Stock issued for services - other                  533,000   121,426
   Depreciation                                       46,072    94,249
   Bad debt expense                                   98,428    0
   Loss on asset abandonment                          404,077   0
   Amortization of beneficial conversion feature      0         212,697
discount
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable         (15,979   (45,159
                                                     )        )
   (Increase) decrease in prepaid expenses and        807       31,161
deposits
   Increase (decrease) in accounts payable - trade    89,740    37,477
   Increase (decrease) in accounts payable - officers 0         134,680
   Increase (decrease) in accounts payable - related  (115,53   (30,825
party                                                 8)       )
   Increase (decrease) in deferred revenue            0         (3,035)
   Increase (decrease) in accrued salary and taxes    15,140    0
   Increase (decrease) in accrued interest            25,776    0

Net cash used by operating activities                 (74,859   (967,59
                                                     )        3)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturity of certificate of deposit                 0         256,190
   Purchase of property and equipment                 0         0
   Purchase of intangibles                            0         (20,736
                                                              )

Net cash used by investing activities                 0         235,454

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable                          (28,364   0
                                                     )
   Advances on short term line of credit              119,534   864,250
   Cash purchased in acquisition                      17,641    0

Net cash provided by financing activities             108,811   864,250

Net increase (decrease) in cash and equivalent        33,952    132,111

CASH, beginning of period                             12,690    111,150

CASH, end of period                                   $46,642   $243,26
                                                              1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid in cash                              $181      $3,434

Non-Cash Financing Activities:
   Series B preferred stock dividend                  $173,93   $181,12
                                                     2        5


Common stock issued to pay interest                $8,592    $45,746
   Net assets purchased by issuing promissory note    $243,67   $0
                                                     3
   Conversion of acquisition note into common stock   $1,800,   $0
                                                     000

                              F-6
The accompanying notes are an integral part of the financial sta tements

The accompanying notes are an integral part of the financial statements

IPVoice Communications, Inc.
Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Principles
The Company IPVoice Communications, Inc., (the "Company"), is a Nevada corporation which conducts business from its headquarters in Dallas, Texas. The Company was incorporated on February 19, 1997 as Nova Enterprises, Inc., and changed its name to IPVoice Communications, Inc. in March of 1998, and then to IPVoice.com, Inc. in May of 1999, then back to IPVoice Communications, Inc. in January of 2001. The Company is principally involved in the Internet telephone industry.

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

b) Significant acquisition In March 1998, IPVoice Communications, Inc., a Nevada corporation, acquired 100% of the issued and outstanding shares of the common stock of IPVoice Communications, Inc., a Delaware corporation, in a reverse merger, which was accounted for as a reorganization of the Delaware company.

In June 2002, the Company acquired the net assets of VergeTech, Inc., a Texas corporation, in exchange for a $3,000,000 promissory note maturing in January 2004. This acquisition has been accounted for as a purchase.

c) Principles of consolidation The consolidated financial statements include the accounts of IPVoice Communications, Inc.
and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated.

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

g) Intangibles In the second quarter of 2000, the Company engaged a law firm for the preparation and filing of the required applications for rates and tariffs with the state regulatory authorities in 48 continental United States, Hawaii, the District of Columbia and the U.S. FCC at a total cost of $260,000, in accordance with APB 17. The Company intends to amortize this cost over a twelve-month period beginning with the initiation of operations, as these rates and tariffs are renewed on an annual basis. In the fourth quarter of 2002, in conjunction with the redirection of the Company's business, this asset has been written off.

In June 2002, goodwill in the amount of $2,756,327 was recorded in conjunction with the net asset acquisition from VergeTech. The
Company will evaluate this asset periodically to determine any impairment of the asset.


                  IPVoice Communications, Inc.
           Notes to Consolidated Financial Statements


(1) Summary of significant Accounting Principles (Continued)

h) Revenue recognition The Company provides consulting and computer programming services, principally to the telecom industry. Revenue is recognized as services are provided and billed to the customers.

(2) Stockholders' Equity The Company has authorized 100,000,000 shares of $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 42,386,310 and 29,214,470 shares of common stock issued and outstanding at December 31, 2002 and December 31, 2001, respectively. The Company had 200 shares of Series A preferred stock issued and outstanding at December 31, 2002 and December 31, 2001, respectively. The Company had 2,318 shares of Series B preferred stock issued and outstanding at September 30, 2002 and December 31, 2001, respectively. In February 1997, the Company issued 9,000,000 shares to its founder for services rendered to the Company valued at par value, or $9,000. In March 1997, the Company completed a Regulation D Rule 504 Placement for 1,400,000 shares in exchange for $14,000 cash.

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

In the first quarter 2000, an existing shareholder exercised warrants for 386,000 shares of common stock for $386,000 cash. In the first quarter 2000, an existing 506 investor exercised his warrants for 75,000 shares of


                  IPVoice Communications, Inc.
           Notes to Consolidated Financial Statements


(2) Stockholders' Equity (Continued) common stock by tendering $74,063 cash. In the first quarter 2000, the Company issued 300,000 shares of common stock for services/deposits, valued at the current market rate of $876,778, to two entities, one related party ($730,778 and the other unrelated ($146,000).

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

During the second quarter of 2000, the Company received $2,084,371, net of expenses of $425,629, from the issuance of 2,500 shares of convertible Series B preferred stock with a 7.5% dividend rate. At the election of the shareholders, the Series B preferred stock may be converted into shares of common stock by dividing the purchase price by the conversion. price. The conversion price equals the lesser of: (1) 110% of the lowest closing bid price for the common stock for the five trading days prior to the date of issuance or (2) 75% of the average of the three lowest closing bid prices for the common stock for the thirty consecutive trading days preceding the conversion date. The Company has recorded a beneficial conversion feature discount on the issuance of convertible Series B preferred stock in the amount of $833,333 in accordance with EITF Topic D-60. Based on the Series B preferred stockholders' agreement, the Company is recording the Series B preferred stock dividend over 180 days from May 22, 2000. Also, on the conversion date, the Series B preferred stockholders have an option to acquire up to $2,500,000 of common stock at the conversion price. The Company is currently evaluating the financial statement effects of this option. Furthermore, in accordance with the Series B preferred stockholders' agreement, the Company issued 350,000 warrants to purchase common stock at an exercise price of $2.136 per share.

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


                  IPVoice Communications, Inc.
           Notes to Consolidated Financial Statements


(2) Stockholders' Equity (Continued) Plan II, these shares of common stock were valued at an average price of $0.13 per share. In consideration for their service, Mr. Howson and Ms. Will each have been awarded 1,000,000 shares of common stock under this Plan II. The remaining shares were issued to Company employees as part of severance arrangements or for accepting certain wage concessions.

In the first half of 2002, the Company filed a Form S-8 to register 12,500,000 shares of common stock at a price of $0.04 per share, which were subsequently issued to certain officers, directors, related parties and others. In April 2002, the Company filed a Form S-8 to register 500,000 shares of common stock at a price of $0.05 per share, which were issued to the Company's law firm. In April 2002, the Company issued 171,840 restricted common shares as payment of $8,592 in accrued interest to the remaining Series A unit holders. In the third quarter 2002, the Company issued 5,000,000 common shares in exchange for services valued at $250,000, or $0.05 per share, pursuant to an S-8 registration statement. In the third and fourth quarters 2002, 51 shares of the Series B preferred stock were converted to 7,078,199 common shares. In October 2002, 60,000,000 common shares were issued to convert $1,800,000 of the promissory note issued to acquire the net assets of VergeTech. In October 2002, the Company completed a 1 for 30 reverse split of its common stock, resulting in 110,648,874 shares being retired. Subsequent to the reverse split, 26 shares of the Series B preferred stock were converted into 588,546 shares of common stock, and 200,000 shares of common stock were issued in exchange for services valued at $18,000, or $0.09 per share.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $11,205,400 which expire beginning December 31, 2117. There may be certain limitations on the Company's ability to utilize the loss carry-forwards in the event of a change of control, should that occur.

The amount recorded as a deferred tax asset, cumulative as of September 30, 2002, is $4,480,000, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $4,480,000, as the Company has no history of profitable operations. The significant components of the net deferred tax asset as of December 31, 2002 are:

     Net operating losses$4,480,000     Valuation allowance
(4,480,000)  Net deferred tax asset     $0
(4) Related Parties At December 31, 2002 and December 31, 2001, the Company owed officers $0 and $110,315, respectively, for reimbursement of expenses paid on behalf of the Company and unpaid salaries. These amounts are reflected in Accounts Payable
- Officer. Total consulting fees incurred by two shareholders during the years ended December 31, 2002 and 2001 amounted to $100,000 and $514,700 as of the end of the second quarter of 2002. Consulting fees amounting to $90,750 were paid to an officer during the twelve-month period ended December 31, 2001.

(5) Commitment and Contingencies

a) Leases The Company has entered into a sale-leaseback agreement with Creative Capital Leasing Group ("Lessor") in February 2001. The Lessor purchased certain equipment from the Company at a price of $300,000; the book value of the assets was in excess of $300,000. The Company was required to make monthly payments commencing February 1, 2001 in the amount of $11,288 for 66 months. The former President of the Company had pledged personal assets as collateral. The Company paid approximately $28,400 and $124,000 in rentals during 2002 and 2001. (See note 8)



                  IPVoice Communications, Inc.
           Notes to Consolidated Financial Statements

(5) Commitment and Contingencies (Continued)

b) Lawsuits In December 1999, SatLink filed a lawsuit alleging breach of contract as a result of the rescission of the acquisition in October 1999, as discussed in Note 5 above. In December 1999, the former CFO of the Company filed a lawsuit alleging breach of contract as a result of the rescission of the employment agreement in October 1999.

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

c) Stock option plan In December 1999, the stockholders adopted an executive incentive plan (the "Option Plan" or "2000 Executive Incentive Plan") under which 1,000,000 shares of common stock are reserved for grants under the Option Plan. The Option Plan took effect on January 1, 2000 and terminates on December 31, 2005. Options granted under the Option Plan may qualify as "incentive stock options" as defined in Section 422 of the internal Revenue Code of 1986, as amended, and become exercisable in accordance with the terms approved at the time of the grant. To be eligible, a grantee must be an employee, officer, director or consultant of the Company. It is intended that all options be granted at fair market value on a particular date determined by the Compensation and Option Committee of the Board of Directors. As of March 31, 2001, options to purchase 50,000 shares at an exercise price of $1.21 per share have been granted to 1 employee and are unexercised. Subsequent to the reverse split this option is for 1,667 shares with an exercise price of $36.30 per share.

(6) Going Concern As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $11,205,400 since inception. At December 31, 2002, the Company reflects negative working capital of approximately $1,450,100. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company has retained the services of a registered broker/dealer and is in negotiations with investment groups to raise additional capital.

(7) Change of Control On June 19, 2002, the Company entered into an Asset Purchase Agreement to purchase substantially all of the assets of VergeTech, Inc. of Dallas in exchange for a promissory note in the amount of $3,000,000. At that time, the existing officers and directors resigned after appointing a new director and officer.

(8) Asset abandonment Subsequent to the change of control, new management attempted to take control and possession of the Company's assets. Prior management informed new management that the assets had been relocated to Lancaster, Pennsylvania, under the control of Jeremy Feakins, a stockholder of the Company. Mr. Feakins has refused to disclose the physical location of the assets. Management is evaluating the options and remedies available to it. As a result, management elected to write-off these assets. Creative Capital, (note 5), elected to foreclose on the assets pledged by the previous President. Therefore, the Company elected to write down the balance of this lease to zero.

                              F-7
The accompanying notes are an integral part of the financial sta tements


Item 8. Changes In and Disagreements With Accountants on
Accounting and Financial Disclosure. The accounting firm of Durland & Company, CPAs, P.A. audited our financial statements.
Since inception, we have had no changes in or disagreements with our accountants.

                            PART III

Item 9. Directors, Executive Officers, Promoters and Control
Persons; Compliance With Section 16(a) of the Exchange Act:

Our Bylaws provide that we shall have a minimum of one (1) director on the Board of Directors at any one time. Vacancies are filled by a majority vote of the remaining directors then in office. Our directors and executive officers are as follows:
                               21
The names and ages of our directors, executive officers, and key employees are as follows:
Name                Age       Position                 Term
Philip M. Verges    37        Director, Chairman and CEO    3
year

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

Philip Verges,
Chief Executive Officer and Chairman of IPVoice previously managed VTI since its inception. Mr. Verges is an experienced executive manager, with a successful track record in both telecommunications and high technology.

Mr. Verges is a 1988 graduate of the United States Military
Academy. His studies at West Point centered on National Security.
Accelerated for early promotion, Mr. Verges served with distinction as a US Army Captain in a wide variety of important engagements to include research and development of counter terrorism communication technologies and practices.

Mr. Verges' early career after the Army includes time in the Computer Sciences Research and Development Department of General Motors as well as experience teaching systems engineering methodology and programming to EDS employees. Mr. Verges' first business start-up experience was at EDS in a new division concentrating on call center technology in financial institutions. Later he added to his start-up experience at a thirty million-dollar technology services business with the responsibility to open a new geographic region with a Greenfield operation. Mr. Verges founded VTI.

Significant Employees:

Other than the aforementioned, none of our employees are expected to make a significant contribution.

Family Relationships:

There are no family relationships among our officers, directors, or persons nominated for such positions.

Legal Proceedings:

None of our officers, directors, or persons nominated for such positions and none of our promoters or significant employees have been involved in legal proceedings that would be material to an evaluation of our management.

                               22


Item 10. Executive Compensation:

The following table sets forth certain information concerning compensation paid to or accrued for the benefit of our officers and directors.

Summary Compensation Table

                                          Annual Compensation
                                         Long-Term Compensation

Awards
Payouts
                                                 Other Annual
Restricted          Securities
Name and Principal     Year     Salary    Bonus  Compensation
Stock               Underlying   LTIP   All Other
Position                                             (1)
Award(s)             Options   Payouts Compensation

Philip M. Verges       2002    $60,000      0         0
0                       0         0         0
Director, CEO, Chairman


(1) Other compensation does not include certain health and life insurance benefits paid by us on behalf of our employees.

(2) None of our officers or directors owned any unexercised options as of December 31, 2002. No stock appreciation rights were exercised during such year or were outstanding at the end of the year.

Employment Agreements:

The Company has no existing employment agreements at this time.


                                                   23

Stock Option Plan:


The Company has no existing employee stock option in place at this time.

Stock Award Plan:

The Company has no existing Stock Award plan at this time.

Compensation of Directors:

We have no arrangements for compensating our directors for attendance at meetings of the board of directors. We do reimburse their necessary travel expenses in connection with Directors meetings.

None of the executive officers owned any unexercised options as of December 31, 2002.

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


                               24


Security Ownership of Beneficial Owners:

------------------- --------------------------------- -----------
------------ --------------- ---------------
 Nature of
 Title of Class Name & Address Beneficial Percent of
 Of Beneficial Owner Amount Ownership Class
------------------- --------------------------------- -----------
------------ --------------- ---------------
Common Barbara S. Will 4,628,207 Direct .1165%
 7585 East Redfield Road, Suite
 202, Scottsdale, Arizona 85260.
------------------- --------------------------------- -----------
------------ --------------- ---------------
 James Howson 2,000,000 (1) Indirect (1) .0914%
 Common 7585 East Redfield Road, Suite 1,630,000 Direct
 202, Scottsdale, Arizona 85260. 3,630,000 Total held
------------------- --------------------------------- -----------
------------ --------------- ---------------
 Common 8,258,207 .2079%
 TOTAL

------------------- --------------------------------- -----------
------------ --------------- ---------------

Security Ownership of Management:

------------------- ------------------------------- -------------
------ ----------------- -------------------
 Title of Class Name & Address Amount Nature Percent
------------------- ------------------------------- -------------
------ ----------------- -------------------
 Common Barbara S. Will 4,628,207 Direct .1165%
 7585 East Redfield Road,
 Suite 202, Scottsdale,
 Arizona 85260.
------------------- ------------------------------- -------------
------ ----------------- -------------------
 James Howson 2,000,000 (1) Indirect (1) .0914%
 7585 East Redfield Road, 1,630,000 Direct
 Common Suite 202, Scottsdale, 3,630,000 Total
 Arizona 85260. held
------------------- ------------------------------- -------------
------ ----------------- -------------------
 Officers and Directors as a 8,258,207 .2079%
 group
------------------- ------------------------------- -------------
------ ----------------- -------------------


Item 12. Certain Relationships and Related Transactions:

In June 2002 IPVoice acquired the assets of VergeTech Incorporated valued at $3,000,000 for which the IPVoice issued a note. In October 2002 IPVoice converted $1,800,000 of the note into 2,000,000 of restricted stock.
Other Relevant Historical Relationships and transactions include:
In January 2000, we entered into a three-year equipment lease with International Investment Partners Ltd. Delaware. International Investment Partners Ltd. Delaware purchased three gateways from Telic.net for installation in New York and Los Angeles. We paid International Investment Partners Ltd. Delaware $120,000 to purchase the gateways and terminate this agreement. Brian Auchey, who was formerly our chief financial officer, was vice president of International Investment Partners Ltd. Delaware. This agreement was terminated on May 31, 2000.

                               25

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

In May 2000, we completed a transaction with Augustine Fund, L.P. and The Shaar Fund, Ltd., two of the selling stockholders on our Form SB-2 Registration Statement on Form SB-2. We received $1,250,000 from each of them. We issued to each selling stockholder fund, 1250 shares of Series B Preferred stock, and warrants to purchase 125,000 shares of common stock at an exercise price of $2.136 per share and granted them registration rights.

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

Item 13. Exhibits and Reports on Form 8-K

---------------               ----------------    ---------------
---------------------------Exhibit No.  See Footnotes
Description
               [1] - [9]
               indicated
               below
               regarding
               incorporation
                              by reference
---------------               ----------------    ---------------
--------------------------
3.(i).1        [1]            Articles of Incorporation of Nova
                              Enterprises, Inc. filed
                              February 19, 1997
---------------               ----------------    ---------------
--------------------------
3.(i).2        [1]            Certificate of Amendment of
Articles of
                              Incorporation changing name to
IPVoice
                              Communications, Inc. filed March
24, 1998.
---------------               ----------------    ---------------
--------------------------

               26

---------------               ----------------    ---------------
--------------------------
Exhibit No.    See Footnotes  Description
               [1] - [9]
               indicated
               below
               regarding
               incorporation
               by reference
---------------               ----------------    ---------------
--------------------------
3.(i).3        [1]            Certificate of Amendment of
Articles of
                              Incorporation changing name to
IPVC.com,
                              Inc.
---------------               ----------------    ---------------
--------------------------
3.(i).4        [1]            Certificate of Amendment of
Articles of
                              Incorporation changing name to
                              IPVoice.com, Inc.
---------------               ----------------    ---------------
--------------------------
3.(i).5        [4]            Certificate of Correction
completing the
                              description of the Senior
Convertible
                              Preferred Shares listed in the
Amendment
                              to the Articles of Incorporation
filed
                              on April 19, 1999.
---------------               ----------------    ---------------
--------------------------
3.(i).6        [4]            Certificate of Amendment of the
Articles
                              of Incorporation designating the
                              preferences, limitations and
relative
                              rights of Series B Preferred Stock.
---------------               ----------------    ---------------
--------------------------
3.(i).7        [9]            Certificate of Amendment of
Articles of
                              Incorporation changing name to
IPVoice
                              Communications, Inc.
---------------               ----------------    ---------------
--------------------------
3.(i).8        [9]            Certificate of Amendment of the
Articles
                              of Incorporation designating the
                              preferences, limitations and
relative
                              rights of Series C Preferred Stock
---------------               ----------------    ---------------
--------------------------
3.(i).9        [*]            Certificate of Amendment to the
Articles
                              of Incorporation increasing
authorized
                              common stock to 100,000,000 shares
---------------               ----------------    ---------------
--------------------------
3.(ii).1       [1]            Bylaws of Nova Enterprises, Inc.
---------------               ----------------    ---------------
--------------------------
4.1            [1]            Form of Private Placement Offering
of
                              1,600,000 common shares at $0.01
per
                              share.
---------------               ----------------    ---------------
--------------------------
4.2            [1]            Form of Private Placement Offering
of
                              992,500 common shares at $1.00 per
share.
---------------               ----------------    ---------------
--------------------------
4.3            [1]            Form of Private Placement Offering
of
                              100,000 common shares at $0.50 per


share.
---------------               ----------------    ---------------
--------------------------
4.4            [1]            Form of Private Placement Offering
of
                              1,000,000 common shares at $0.15
per
                              share.
---------------               ----------------    ---------------
--------------------------
4.5            [1]            Form of Private Placement Offering
of
                              1,250,000 common shares at $0.40
per
                              share.
---------------               ----------------    ---------------
--------------------------
4.6            [1]            Form of Private Placement Offering
of 104
                              Units at $25,000.00 per unit.
---------------               ----------------    ---------------
--------------------------
4.7            [1]            Form of Promissory Note for Private
                              Placement Offering of 104 Units at
$25,000
                              per unit.
---------------               ----------------    ---------------
--------------------------
4.8            [1]            Form of Warrant for Private
Placement
                              Offering of 104 Units at $25,000
per unit.
---------------               ----------------    ---------------
--------------------------


                               27


---------------               ----------------    ---------------
--------------------------
Exhibit No.    See Footnotes  Description
               [1] - [9]
               indicated
               below
               regarding
               incorporation
                by reference
---------------               ----------------    ---------------
--------------------------
10.1           [5]            Augustine Fund, L.P. - Securities
Purchase
                              Agreement including all exhibits.
---------------               ----------------    ---------------
--------------------------
10.2           [5]            The Shaar Fund, Ltd. - Securities
Purchase
                              Agreement including all exhibits.
--------------- ---------------- --------------------------------
-------------


                               28


---------------               ----------------    ---------------
--------------------------
Exhibit No.    See Footnotes  Description
               [1] - [9]
               indicated
               below
               regarding
               incorporation
               by reference
---------------               ----------------    ---------------
--------------------------
23.1           [*]            Consent of Durland & Company, CPAs,
P.A.
---------------               ----------------    ---------------
--------------------------
99.1           [5]            Press Release issued by the
Registrant on
                              May 24, 2000 entitled "IPVoice.com,
Inc.
                              Finalizes $2.5 Million Funding Led
by
                              Augustine and Schaar Funds"
---------------               ----------------    ---------------
--------------------------
99.2           [10]           Our 10QSB filed for the period
ended March
                              31, 2001 filed with the Commission
on May
                              14, 2001
---------------               ----------------    ---------------
--------------------------
99.3           [10]           Our 10QSB for the period ended June
30,
                              2001 filed with the Commission on
August
                              14, 2001
---------------               ----------------    ---------------
--------------------------
99.4           [10]           Our 10QSB for the period ended
September
                              30, 2001 filed with the Commission
on
                              November 19, 2001
---------------               ----------------    ---------------
--------------------------
99.5           [10]           Our Registration Statement on Form
SB-2,
                              which was filed with the Commission
on
                              August 21, 2000 and amended on
November
                              14,2000 and February 12, 2001.
---------------               ----------------    ---------------
--------------------------
99.6           [*]            CERTIFICATION PURSUANT TO 18 U.S.C.
                               1350, AS ADOPTED PURSUANT TO
SECTION 906
                              OF THE SARBANES-OXLEY ACT OF 2002
---------------               ----------------    ---------------
--------------------------
99.7           [*]            CERTIFICATION PURSUANT TO 18 U.S.C.
                               1350, AS ADOPTED PURSUANT TO
SECTION 906
                              OF THE SARBANES-OXLEY ACT OF 2002


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

                               29

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

(*Filed herewith)

     (c) Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of 2002.


                           SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                  IPVoice Communications, Inc.
                          (Registrant)
       By ____/s/ Phil Verges____________________________
     Philip M. Verges, Chief Executive Officer and Director
                      Date March 31, 2003
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
       By ___/s/ Phil Verges _____________________________
     Philip M. Verges, Chief Executive Officer and Director
                      Date March 31, 2003




* Print the name and title of each signing officer under his signature.



I, Philip Verges, certify that:

1.   I have reviewed this annual report on Form 10-KSB of IP
Voice Communications, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-
14) for the registrant and have:

A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/Philip Verges
Chief Executive Officer (or equivalent)



I, Philip Verges, certify that:

1.   I have reviewed this annual report on Form 10-KSB of IP
Voice Communications, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-
14) for the registrant and have:

A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/Philip Verges
Chief Financial Officer (or equivalent)


  Supplemental information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act By Non-reporting I ssuers
(a) Except to the extent that the materials enumerated in (1) and/or (2) below are specifically incorporated into this Form by reference (in which case, see rule 12b-23(b)), every issuer which files an annual report on this Form under Section 15(d) of the Exchange Act shall furnish the Commission for its information, at the time of filing its report on this Form, four copies of the following:

(1) Any annual report to security holders covering the registrant's last fiscal year; and

(2) Every proxy statement, form of proxy or other proxy soliciting material sent to more than ten of the registrant's security holders with respect to any annual or other meeting of security holders.

(b) The Commission will not consider the material to be "filed" or subject to the liabilities of Section 18 of the Exchange Act, except if the issuer specifically incorporates it in its annual report on this Form by reference.

(c) If no such annual report or proxy material has been sent to security holders, a statement to that effect shall be included under this caption. If such report or proxy material is to be furnished to security holders subsequent to the filing of the annual report on this Form, the registrant shall so state under this caption and shall furnish copies of such material to the Commission when it is sent to security holders.


Exhibit 23.1 Consent of Durland & Company, CPAs, P.A.


IPVoice Communications, Inc.
Dallas, Texas


                 INDEPENDENT AUDITOR'S CONSENT

Ladies and Gentlemen:


We hereby consent to the incorporation by reference in the Registration Statement of IPVoice Communications, Inc. on Form S-8 (file no. 333-101230) pertaining to the IPVoice Communications 2002 Stock Award Consulting and Employees Services Plan III, of our reports, dated March 7, 2003 and April 12, 2002, on the financial statements of the company, as of December 31, 2002 and 2001, and for the years then ended, respectively, included in the Company's 2002 and 2001 Annual Reports on Form 10-KSB.



                                 /s/Durland & Company, CPAs, P.A.

                                    Durland & Company, CPAs, P.A.

Palm Beach, Florida
March 31, 2003


Exhibit 99.6

                   CERTIFICATION PURSUANT TO
                       18 U.S.C.  1350,
                     AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of IP Voice Communication, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Philip Verges, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1)  the Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                         /s/ Philip Verges
                         Philip Verges
                         Chief Executive Officer (or equivalent
thereof)
                         March 31, 2003


Exhibit 99.7

                   CERTIFICATION PURSUANT TO
                       18 U.S.C.  1350,
                     AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of IP Voice Communication, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Philip Verges, Chief Financial Officer (or the equivalent thereof) of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1)  the Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




                         /s/ Philip Verges
                         Philip Verges
                         Chief Financial Officer (or equivalent
thereof)
                         March 31, 2003