Form 10-Q
period 2003-03-31
IPVOICE COMMUNICATIONS INC
filed 2003-05-15
CIK 1092083

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                  EXCHANGE ACT
                                     OF 1934

                       For the quarter ended March 31, 2003

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

     As of March 31, 2003, there are 14,134,718 shares of voting stock of the registrant issued and outstanding.
                                       1
                                     PART I

Item 1. Financial Statements.


The Consolidated Financial Statements of IPVoice Communications, Inc. for the period ending March 31, 2003 and 2002 are unaudited and are attached and incorporated by this reference as Item 1.

Item 2. Management's Discussion and Analysis of Results of Operations and Plan of Operations.


This analysis should be read in conjunction with the consolidated financial statements, the notes thereto, included in this Form 10-QSB and the financial statements and notes thereto included in IPVoice Communications, Inc.'s December 31, 2002 Annual Report on Form 10-KSB.

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


                                      2
Since the Company's inception, efforts have largely been dedicated to research and development. The original strategy centered on building proprietary IP Telephony software that would enable IPVoice to provide unique converged communication services and dramatic operational network efficiencies. Accordingly, IPVoice would then be positioned to deliver a clearly differentiated communication product at a price competitive to traditional communication products.

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

Since the failed first service launch, IPVoice management has concentrated on conserving corporate resources in order to preserve shareholder prospects while exploring alternative strategies to penetrate the converged communications opportunity in a dramatically different consumer and capital climate than the climate prevailing at


                                      3
the Company's onset. After significant deliberation, management has defined a new strategy that leverages existing investment, remains centered on the enabling of enhanced communications with proprietary technologies at costs competitive to traditional services, at the same time taking into account the prevailing consumer and capital climate. The renewed IPVoice strategy is squarely founded on the Company's proprietary technologies. The IPVoice investment in research and development has built a robust line of proprietary technologies that enable enhanced communications and network efficiencies.

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



                                      4


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

Results of Operations

Results of Operations for the Nine Months Ended March 31, 2003 Compared to the Nine Months Ended March 31, 2002.

Revenues
--------

Sales
-----

Sales for the three months ended March 31, 2003 were $491,035 compared to $70 for the three months ended March 31, 2002. The increase in Sales for the three months ended March 31, 2003 is a result of management's decision to acquire the assets of VTI.

Cost of Sales
-------------

Cost of Sales for the three months ended March 31, 2003 were $340,882 compared to $0 for the three months ended March 31, 2002. The increase in Cost of Sales in the three months ended March 31, 2003 is a result of management's decision to acquire the assets of VTI.

Net Sales
---------

Net Sales for the three months ended March 31, 2003 were $150,153 compared to $70 for the three months ended Mach 31, 2002. The increase in Net Sales in the three months ended March 31, 2003 is a result of management's decision to acquire the assets of VTI.



                                      5
Operating Expenses
------------------

Compensation, General and Administrative Expenses, Research and Development, Organization Expense - Related Party, and Depreciation and Amortization Expenses for the three months ended March 31, 2003 were $128,100 compared to $301,625 for the three months ended March 31, 2002. The decrease in Compensation, General and Administrative Expenses, Research and Development, Organization Expense - Related Party, and Depreciation and Amortization Expenses in the three months ended March 31, 2003 is a result of management's decision to reorganize the Company's operations and to acquire the assets of VTI.

Other Income (Expense)
----------------------

The Company incurred net interest expense of $33 for the three months ended March 31, 2003, compared to $(8,592) for the three months ended March 31, 2002. This increase is primarily the result of the Company not borrowing any additional funds during the three months ended March 31, 2003 and a result of management's decision to reorganize the Company's operations and to acquire the assets of VTI.

Net Income
--------

The Company had a net income of $22,053, or $0.003 per share, for the three months ended March 31, 2003, compared to a net loss of $(310,217), or $(0.01) per share, for the three months ended March 31, 2002. This decrease in loss was primarily a result of decreases in direct costs, amortization and depreciation of the assets and interest expense, offset by increase in revenues and an decrease in selling, general and administrative expense, and a result of management's decision to reorganize the Company's operations and to acquire the assets of VTI.

Financial Condition, Liquidity and Capital Resources

At March 31, 2003, the Company reflects negative working capital of approximately $(1,621,669). The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Since our inception, we have financed our operations primarily through equity security sales. We estimate that our current lack of cash and the cash flow from operations over the next 12 months will not be sufficient to continue our operations and to fund our operational expenses. Accordingly, if our revenues are insufficient to meet our needs, we will attempt to secure additional financing through traditional bank financing or a debt or equity offering; however, because we have limited revenues and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the


                                      6
financing may be minimal and therefore inadequate to implement our continuing plan of operations. Accordingly, there can be no assurance that we will be able to obtain financing on satisfactory terms or at all, or raise funds through a debt or equity offering. In addition, if we only have nominal funds by which to conduct our operations, it will negatively impact our potential revenues.

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

We have been in the development stage for several years. We believe we have developed and acquired the necessary operating assets to conduct




                                      7
our business. While we believe that our proprietary software enables us to compete effectively in the Internet Protocol telephony market, there is no assurance that any benefit will result from these activities.

The historical   background and general   description of business is more
particularly set out in the last filed 10-KSB Report for the Company, for operations ending December 31, 2002. A copy of this filing or other filings to date under the Securities Act of 1934 by the Company will be made available by the Company to any shareholder requesting the same, or to other interested parties. All filed documents of the Company may further be retrieved "on line" through the Internet at the SEC homepage at: http://www.sec.gov.

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

























                                      8

PART II

Item 1. Legal Proceedings.
--------------------------

We are presently engaged in various legal actions as indicated below. We cannot determine at this time whether any liability or damages will be imposed against. We have no insurance coverage for any damages that may be awarded against us. Should any damage awards be rendered against us, they may have a material adverse affect on our operations and financial condition.

Pending Proceedings:

On December 22, 1999, Peter Stazzone, our former Secretary and Treasurer, filed a lawsuit against us in the Superior Court of the State of Arizona, County of Maricopa, Case No. CV 99-22828, alleging various causes of action against us, including breach of an employment contract with us, breach of fiduciary duty, tortuous interference, and intentional and negligent misrepresentation. Mr. Stazzone seeks his salary, liquidated damages, award of stock and options, interest and attorneys fees. We intend to vigorously defend this action.

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


                                      9
(e) We entered into an Asset Purchase Agreement effective January 25, 2002. IPvoice purchased Vergetech for 3 Million dollars to be paid under a Promissory Note. The Asset Purchase Agreement and related documents were executed on June 19, 2002. The documents related to the Asset Purchase and Promissory Note were filed in a Form 8K on July 5th, 2002 and were included as Exhibits 10.2 and 10.3.


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


Exhibit No. Description
-----------------------

3.(i).7                [1] Certificate of Amendment of Articles of Incorporation
                           changing name to IPVoice Communications, Inc.

3.(i).8                [1] Certificate of Designation designating the
preferences,
                           limitations and relative rights of Series C
Convertible
                           Preferred Stock

10.2                   [2] IPVOICE COMMUNICATIONS, INC. PROMISSORY NOTE


10.3                   [2] ASSET PURCHASE AGREEMENT


27.1      [*] Financial Data Sheet



                                      10

99.1              [*]    CERTIFICATION PURSUANT TO 18 U.S.C.
                   1350, AS ADOPTED PURSUANT TO SECTION 906
                  OF THE SARBANES-OXLEY ACT OF 2002


* Filed herewith

[1] Previously filed with the Company's Registration Statement on Form SB-2, effective February 14, 2001.

[2] Previous filed on July 5, 2002

(b) No Reports on Form 8-K were filed during the quarter.
2002, July 5, 2002, and July 22, 2002


Certification


Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C.  1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of IP Voice Communication, Inc. (the "Company") on Form 10-QSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Philip Verges, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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





                                      11


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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

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




                                      12

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

Date: March 31, 2003

/s/Philip Verges
Chief Executive Officer (or equivalent)


                                      13












































                      INDEX TO FINANCIAL STATEMENTS




Consolidated Balance Sheet                          F-2

Consolidated Statements of Operations             F-3

Consolidated Statements of Stockholders' Equity       F-4

Consolidated Statements of Cash Flows             F-5

Notes to Consolidated Financial Statements       F-6




































                          IPVoice Communications, Inc.
                           Consolidated Balance Sheet

                                             March 31,   December
                                            2003       31, 2002
ASSETS                                       (unaudite
                                            d)
CURRENT ASSETS
   Cash                                      $16,349     $46,642
   Accounts receivable, net of allowance of  216,614     193,362
$124,963
   Prepaid expenses and deposits             2,544       2,544

          Total current assets               235,507     242,548

PROPERTY AND EQUIPMENT
   Computer equipment                        22,505      22,017
   Office equipment                          2,152       2,152
   Furniture and fixtures                    7,366       7,366

   Subtotal property and equipment           32,023      31,535
   Less: Accumulated depreciation            (32,023)    (27,222)

          Total property and equipment       0           4,313

OTHER ASSETS
   Goodwill                                  2,756,327   2,756,327
   Intangible property                       0           0

          Total other assets                 2,756,327   2,756,327

Total Assets                                 $2,991,83   $3,003,188
                                            4

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable
      Trade                                  $334,670    $334,080
      Related party                          0           0
   Accrued expenses
      Salary and taxes                       29,668      63,704
      Dividends                              556,086     469,120
      Interest - stockholders                30,776      30,776
   Short-term line of credit                 794,979     794,979

          Total current liabilities          1,746,179   1,692,659

LONG-TERM LIABILITIES
   Notes payable                             1,625,773   1,625,773

          Total long-term liabilities        1,625,773   1,625,773

Total Liabilities                            3,371,952   3,318,432

STOCKHOLDERS' EQUITY
   Senior convertible preferred stock,
$0.001 par value, authorized 10,000,000      2          2
shares;
     Series A, 200, Series B, 2,104 and
2,318 issued and outstanding shares
   Common stock, $0.001 par value,
authorized 100,000,000 shares; 8,529,275 and 8,529      4,604
     4,604,241 issued and outstanding shares
   Beneficial conversion feature discount    806,652     959,697
   Additional paid-in capital                9,921,926   9,925,851
   Deficit accumulated during the            (11,117,2   (11,205,398
development stage                            27)        )

          Total stockholders' equity         (380,118)   (315,244)

Total Liabilities and  Stockholders' Equity  $2,991,83   $3,003,188
                                            4


                             IPVoice Communications, Inc.
                        Consolidated Statements of
Operations
                                    (Unaudited)





                                               Three Months
                                               Ended
                                               March 31,
                                               2003       2002

REVENUES

   Net sales                                   $491,035   $70
   Less: Cost of sales                         340,882    0

          Gross margin                         150,153    70

OPERATING EXPENSES:
   Compensation
      Employees                                50,252     55,428
      Consulting                               0          120,000
      Consulting - related party               0          66,384
   General and administrative expenses         53,618     50,458
   Sales and marketing                         9,781      0
   Advertising                                 5,375      0
   Depreciation and amortization               9,074      9,425

          Total expenses                       128,100    301,695

Income (loss) from operations                  22,053     (301,625
                                                        )

OTHER INCOME (EXPENSE):
   Interest income                             71         0
   Interest expense                            (33)       (8,592)
   Write-off of receivable                     0          0

          Total other income (expense)         38         (8,592)

Net income (loss)                              $22,091    $(310,21
                                                        7)

Income (loss) per weighted average common      $          $
share                                          0.003     (0.01)

Number of weighted average common shares       7,378,19   27,181,7
outstanding                                    5         86



                          IPVoice Communications, Inc.
                Consolidated Statements of Stockholders' Equity


                                                      Benef  Deficit Total
                                               Additi icial  Accumu  Stockho
                      Number of    Par Value   onal   Conve  lated   lders'
                      Shares       of Stock    Paid-  rsion  During  Equity
                                              In     Featu  the
                                                     re     Development

                    Pref  Common   Pref   Common  Capital  Disco  Stage (Defici
                    erred          erred                    unt          ency)
BEGINNING BALANCE,  2,70  18,866   $3     $18,    $6,019  $833,  $(6,83 $40,741
December 31, 2000     0     ,384          866    ,085   333    0,546)
1st qtr. - services   0     2,256,   0    2,25    855,02  0      0     857,280
(0.38/sh.)                  000           6      4
1st qtr. - conversion (20)  98,217   0      98      (98)    0      0        0
of Series B pref.
Stock
2nd qtr. - services   0     3,004,   0      3,00    384,87  0      0  387,883
($0.13/sh.)                 418           4      9
2nd qtr. - conversion (90)  1,058,   0      1,05    (1,059  0      0        0
of Series B pref.           805           9      )
Stock
2nd qtr. - issuance   0     126,63   0      127     28,441  0      0   28,568
of shares for               0
interest
Series B preferred    0     0        0      0       0       0  (181,1 (181,12
stock dividend                                              25)     5)
2nd qtr. -  bene.     0     0        0      0       0       212,6  0  212,697
conv. feature                                        97
discount
3rd qtr. - issuance   0     143,19   0      143     8,443   0      0    8,586
of shares for               5
interest
3rd qtr. - conversion (50)  1,674,   0      1,67    (1,675  0      0        0
of Series B pref.           665           5      )
Stock
4th qtr. - conversion (22)  1,717,   0      1,71    (1,718  0      0        0
of Series B pref.           656           8      )
Stoc
4th qtr. - issuance   0     268,50   0      268     8,324   0      0    8,592
of shares for               0
interest
Net loss              0     0        0      0       0       0 (2,689  (2,689,
                                                           ,747)   747)

BALANCE, December 31, 2,51  29,214   3    29,2    7,299, 1,046 (9,701 (1,326,
2001                  8     ,470          14     646    ,030   ,418)   525)
Series B preferred    0     0        0      0       0       0  (173,9 (173,93
stock dividend                                              32)    2)
1st qtr. - issuance   0     171,84   0      172     8,420   0      0    8,592
of shares for               0
interest
1st qtr. - services   0     10,500   0      10,5    409,50  0      0  420,000
($0.04/sh.)                 ,000          00     0
2nd qtr. - services   0     2,500,   0      2,50    102,50  0      0  105,000
($0.04/sh. &                000           0      0
$0.05/sh.)
3rd qtr, - services   0     5,000,   0      5,00    245,00  0      0  250,000
($0.05/sh.)                 000           0      0
3rd qtr. - conversion (48)  5,303,   0      5,30    (5,304  0      0        0
of Series B pref.           824           4      )
Stock
4th qtr. - conversion (3)   1,774,   0      1,77    (1,774  0      0        0
of Series B. pref.          375           4      )
Stock
4th qtr. - conversion 0     60,000   0      60,0    1,740,  0      0  1,800,0
of debt                     ,000          00     000                  00
4th qtr. - 1 for 30   0     (110,6   0      (110    110,64  0      0        0
reverse split               48,874        ,649   9
                           )             )
4th qtr. - conversion (26)  588,54   (1)    589     (588)   0      0        0
of Series B. pref.          6
stock
4th qtr. - services   0     200,00   0      200     17,800  0      0   18,000
($0.09/sh.)                 0
Bene. conv. feature   0     0        0      0       0       (86,3  86,333   0
discount amortizement                                33)
Net loss              0     0        0      0       0       0   (1,416 (1,416,
                                                           ,382)   382)

BALANCE, December 31, 2,44  4,604,   2     4,60    9,925, 959,6 (1,20 (315,24
2002                  1     181           4      849    97     5,399)  7)
Series B preferred    0     0        0      0       0       0 (86,96  (86,966
stock dividend                                              6)      )
1st qtr. - conversion (137  3,925,   0      3,92    (3,925  0      0        0
of Series B pref.     )     094           5      )
stock
Beneficial conversion 0     0        0      0       0       (153,  153,04   0
feature discount                                     045)   5
amort.
Net income (loss)     0     0        0      0       0       0   22,092  22,092
ENDING BALANCE, March
31, 2003 (unaudited)  2,30  8,529,  $2    $8,5   $9,921 $806,  $(11,1  $(380,1
                      4     275           29     ,924   652    17,228  21)
                                                           )




                            IPVoice Communications, Inc.
                        Consolidated Statements of Cash
Flows
                             Three Months Ended March 31,
                                    (Unaudited)


                                              2003       2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                             $22,092    $(310,217
                                                       )
Adjustments to reconcile net loss to net cash
used by
operating activities:
   Stock issued for services/deposits -       0          90,000
related party
   Stock issued for services/interest - other 0          128,592
   Depreciation                               9,074      9,425
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable (25,553)   15,564
   (Increase) decrease in prepaid expenses    0          0
and deposits
   Increase (decrease) in accounts payable -  590        25,409
trade
   Increase (decrease) in accounts payable -  0          (21,000)
officers
   Increase (decrease) in accounts payable -  0          0
related party
   Increase (decrease) in accrued salary and  (34,036)   0
taxes
   Increase (decrease) in accrued dividends   86,966     0
payable
   Increase (decrease) in accrued interest    0          0

Net cash used by operating activities         59,133     (62,227)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment         (488)      0

Net cash used by investing activities         (488)      0

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable                  (88,938)   68,591
   Cash purchased in acquisition              0          0

Net cash provided by financing activities     (88,938)   68,591

Net increase (decrease) in cash and           (30,293)   6,364
equivalent

CASH, beginning of period                     46,642     12,690

CASH, end of period                           $16,349    $19,054

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
   Interest paid in cash                      $0         $0

Non-Cash Financing Activities:
   Series B preferred stock dividend          $0         $43,463
   Common stock issued to pay interest        $0         $8,592
   Net assets purchased by issuing promissory $0         $0
note



        The accompanying notes are an integral part of the financial statements
                          IPVoice Communications, Inc.
                  Notes to Consolidated Financial Statements
(Information with regard to the three months ended March 31, 2003 and 2002 is unaudited)


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

f) Property and equipment All property and equipment is recorded at cost and depreciated over their estimated useful lives, using the straight-line method, generally three, five or seven years. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred.

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

i) Interim financial information The financial statements for the three months ended March 31, 2003 and 2002 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

(2) Stockholders' Equity The Company has authorized 100,000,000 shares of $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 42,386,310 and 29,214,470 shares of common stock issued and outstanding at March 31, 2003 and 2002, respectively. The Company had 200 shares of Series A preferred stock issued and outstanding at March 31, 2003 and 2002, respectively. The Company had 2,318 shares of Series B preferred stock issued and outstanding at March 31, 2003 and 2002, respectively. In February 1997, the Company issued 9,000,000 shares to its founder for services rendered to the Company valued at par value, or $9,000. In March 1997, the Company completed a Regulation D Rule 504 Placement for 1,400,000 shares in exchange for $14,000 cash.

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

In April 1999, the Company issued 250,000 shares of common stock to an existing stockholder for $100,000 cash. In April 1999, an existing stockholder exercised a warrant for 155,000 shares of common stock by tendering $100,000 cash. In April 1999, an existing stockholder exercised a warrant for 1,600,000 shares of common stock by tendering $96,000 in cash. In the second quarter, the Company completed a Regulation D rule 506 Private Placement for units, which included the issuance of 1,150 shares of senior convertible (Series A) preferred stock in exchange for $4,600 in cash. These senior convertible (Series A) preferred shares, as a group, were convertible into common shares equaling 51% of the issued and outstanding common shares after conversion, in the event of an uncured default of the notes payable. In July 1999, the Company discovered that it had failed to issue and record 10,000 shares of common stock in exchange for legal services, valued at $10,000 in 1997, as originally contracted. These shares were recorded in July 1999. In August 1999, the Company issued 437,500 shares of common stock for $175,000 cash. All common stock shares issued in exchange for cash, except the two warrant exercises, were subscribed for in January 1999. In November 1999, the Company issued 10,000 shares of common stock in exchange for services, valued at $23,750. In December


                        IPVoice Communications, Inc.
                 Notes to Consolidated Financial Statements


(2) Stockholders' Equity (Continued)   1999, the Company
discovered that it had failed to issue and record 200,000 shares of common stock for services valued at $20,000, which had been contracted for in October 1998, and were recorded in December 1999.

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


                                F-6

                          IPVoice Communications, Inc.
                  Notes to Consolidated Financial Statements


(2) Stockholders' Equity (Continued) of this personal guarantees of several obligations of the Company, Mr. Howson and Ms. Will have each been awarded 500,000 shares of common stock under the Plan. The remaining shares have been awarded to four consultants for services, including 1,120,000 to Jeremy Feakins, a principal of International Investment Partners Ltd.

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

In the first half of 2002, the Company filed a Form S-8 to register 12,500,000 shares of common stock at a price of $0.04 per share, which were subsequently issued to certain officers, directors, related parties and others. In April 2002, the Company filed a Form S-8 to register 500,000 shares of common stock at a price of $0.05 per share, which were issued to the Company's law firm. In April 2002, the Company issued 171,840 restricted common shares as payment of $8,592 in accrued interest to the remaining Series A unit holders. In the third quarter 2002, the Company issued 5,000,000 common shares in exchange for services valued at $250,000, or $0.05 per share, pursuant to an S-8 registration statement. In the third and fourth qarters 2002, 51 shares of the Series B preferred stock were converted to 7,078,199 common shares. In October 2002, 60,000,000 common shares were issued to convert $1,800,000 of the promissory note issued to acquire the net assets of Vergetech. In October 2002, the Company completed a 1 for 30 reverse split of its common stock, resulting in 110,648,874 shares being retired. Subsequent to the reverse split, 26 shares of the Series B preferred stock were converted into 588,546 shares of common stock, and 200,000 shares of common stock were issued in exchange for services valued at $18,000, or $0.09 per share.

In the first quarter of 2003, the holders of the Series B preferred stock converted 137 shares into 3,925,094 shares of common stock.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $11,117,200 which expire beginning December 31, 2117. There may be certain limitations on the Company's ability to utilize the loss carry-forwards in the event of a change of control, should that occur.

The amount recorded as a deferred tax asset, cumulative as of September 30, 2002, is $4,480,000, which represents the amount of tax benefits of the loss carry-forwards. The
Company has established a valuation allowance for this deferred tax asset of $4,480,000, as the Company has no history of profitable operations. The significant components of the net deferred tax asset as of March 31, 2003 are:

Net operating       $4,480,0
losses              00
Valuation           (4,480,0
allowance           00)
Net deferred        $0
tax asset


(4) Related Parties At March 31, 2003 and March 31, 2002, the Company owed officers $0 and $110,315, respectively, for reimbursement of expenses paid on behalf of the Company and unpaid salaries. These amounts are reflected in Accounts Payable - Officer. Total consulting fees incurred by two shareholders during the three months ended March 31, 2003 and 2002 amounted to $0 and $100,000 as of the end of the second quarter of 2002.


                                       F-6

                         IPVoice Communications, Inc.
                 Notes to Consolidated Financial Statements


(5) Commitment and Contingencies
a) Leases The Company has entered into a sale-leaseback agreement with Creative Capital Leasing Group ("Lessor") in
February 2001. The Lessor purchased certain equipment from the Company at a price of $300,000; the book value of the assets was in excess of $300,000. The Company was required to make monthly payments commencing February 1, 2001 in the amount of $11,288 for 66 months. The former President of the Company had pledged personal assets as collateral. The
Company paid approximately $28,400 in rentals during 2002.
(See note 8)

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

(6) Going Concern As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $11,117,200 since inception. At March 31, 2003, the Company reflects negative working capital of approximately $1,510,700. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company has retained the services of a registered broker/dealer and is in negotiations with investment groups to raise additional capital.


                                       F-6
                           IPVoice Communications, Inc.
                    Notes to Consolidated Financial
Statements


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

Date    November 21, 2002                  IPVoice
Communications, Inc. (Registrant)

                               /s/  Philip  Verges
                              ------------------------------
-----------
                               Phil Verges
                               Chairman and Chief Executive
Officer
                              (principal financial and
accounting
                                officer)