Form 10-Q
period 2003-06-30
IPVOICE COMMUNICATIONS INC
filed 2003-08-20
CIK 1092083

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                  EXCHANGE ACT
                                     OF 1934

                       For the quarter ended June 30, 2003

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

     As of June 30, 2003, there are 17,500,000 shares of voting stock of the registrant issued and outstanding.
                                       1
                                     PART I

Item 1. Financial Statements.


The Consolidated Financial Statements of IPVoice Communications, Inc. for the period ending June 30, 2003 are unaudited and are attached and incorporated by this reference as Item 1.

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

Results of Operations

Results of Operations for the Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002.

Revenues
--------

Sales
-----

Sales for the six months ended June 30, 2003 were $1,054,007 compared to $70 for the six months ended June 30, 2002. The increase in Sales for the six months ended June 30, 2003 is a result of management's decision to acquire the assets of VTI.

Cost of Sales
-------------

Cost of Sales for the six months ended June 30, 2003 were $761,148 compared to $0 for the six months ended June 30, 2002. The increase in Cost of Sales in the six months ended June 30, 2003 is a result of management's decision to acquire the assets of VTI.

Net Sales
---------

Net Sales for the six months ended June 30, 2003 were $292,859 compared to $70 for the three months ended June 30, 2002. The increase in Net Sales in the three months ended June 30, 2003 is a result of management's decision to acquire the assets of VTI.



                                      5
Operating Expenses
------------------

Compensation, General and Administrative Expenses, Research and Development, Organization Expense - Related Party, and Depreciation and Amortization Expenses for the six months ended June 30, 2003 were $270,504 compared to $641,970 for the six months ended June 30, 2002. The decrease in Compensation, General and Administrative Expenses, Research and Development, Organization Expense - Related Party, and Depreciation and Amortization Expenses in the three months ended June 30, 2003 is a result of management's decision to reorganize the Company's operations and to acquire the assets of VTI.

Other Income (Expense)
----------------------

The Company incurred net interest expense of $(40) for the six months ended June 30, 2003, compared to $(17,184) for the six months ended June 30, 2002. This increase is primarily the result of the Company not borrowing any additional funds during the six months ended June 30, 2003 and a result of management's decision to reorganize the Company's operations and to acquire the assets of VTI.

Net Income
--------

The Company had a net income of $31,451, or $0.01 per share, for the six months ended June 30, 2003, compared to a net loss of $(659,084), or $(0.01) per share, for the six months ended June 30, 2002. This decrease in loss was primarily a result of decreases in direct costs, amortization and depreciation of the assets and interest expense, offset by increase in revenues and an decrease in selling, general and administrative expense, and a result of management's decision to reorganize the Company's operations and to acquire the assets of VTI.

Financial Condition, Liquidity and Capital Resources

At June 30, 2003, the Company reflects negative working capital of approximately $(1,619,400). The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

























                                      8

PART II

Item 1. Legal Proceedings.
--------------------------

We are presently engaged in various legal actions as indicated below. We cannot determine at this time whether any liability or damages will be imposed against us.

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

On October 25, 2002 a majority of holders of our common stock approved a 1 for 30 reverse split of the common stock of the company.


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



                                      10

99.1              [*]    CERTIFICATION PURSUANT TO 18 U.S.C.
                   1350, AS ADOPTED PURSUANT TO SECTION 906
                  OF THE SARBANES-OXLEY ACT OF 2002


* Filed herewith

[1] Previously filed with the Company's Registration Statement on Form SB-2, effective February 14, 2001.

[2] Previous filed on July 5, 2002

(b) Reports on Form 8-K were filed during the quarter on April 2, 2003, May 5, 2003, June 24, 2003, June 26, 2003.


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



                    /s/ Philip Verges
                    Philip Verges
                    Chief Executive Officer (or equivalent thereof)
                    June 30, 2003





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

Date: June 30, 2003

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

Consolidated Statements of Operations             F-3

Consolidated Statements of Stockholders' Equity       F-4

Consolidated Statements of Cash Flows             F-5

Notes to Consolidated Financial Statements       F-6




































                          IPVoice Communications, Inc.
                           Consolidated Balance Sheet

                                          June 30,             December
                                            2003       	31, 2002
ASSETS                               (unaudited)

CURRENT ASSETS
   Cash                                  $155,503     	$46,642
   Accounts receivable, net of     192,492     	193,362
   allowance of $26,535 of $124,963 respectively
   Prepaid expenses and deposits             2,544       2,544

          Total current assets               350,539     242,548

PROPERTY AND EQUIPMENT
   Computer equipment                        22,505      22,017
   Office equipment                          2,152       2,152
   Furniture and fixtures                    7,366       7,366

   Subtotal property and equipment           32,023      31,535
   Less: Accumulated depreciation            (32,023)    (27,222)

          Total property and equipment       0           4,313

OTHER ASSETS
   Goodwill                                  2,756,327   2,756,327
   Intangible property                       0           0

          Total other assets                 2,756,327   2,756,327

Total Assets                                 $3,106,866   $3,003,188
                                            4

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable
      Trade                                  $397,566    $334,080
      Related party                          0           0
   Accrued expenses
      Salary and taxes                       41,377      63,704
      Dividends                              643,052     469,120
      Interest - stockholders                30,776      30,776
   Short-term line of credit                 826,048     794,979

          Total current liabilities          1,938,819   1,692,659

LONG-TERM LIABILITIES
   Notes payable                             1,625,773   1,625,773

          Total long-term liabilities        1,625,773   1,625,773

Total Liabilities                            3,564,592   3,318,432

STOCKHOLDERS' EQUITY
   Senior convertible preferred stock,
$0.001 par value, authorized 10,000,000      2          2
shares;
     Series A, 200, Series B, 2,104 and
2,318 issued and outstanding shares
   Common stock, $0.001 par value,
authorized 100,000,000 shares; 8,529,275 and 8,529      4,604
     4,604,241 issued and outstanding shares
   Beneficial conversion feature discount    806,652     959,697
   Additional paid-in capital                9,921,926   9,925,851
   Deficit accumulated during the            (11,194,835)   (11,205,398)
development stage

          Total stockholders' equity         (457,726)   (315,244)

Total Liabilities and  Stockholders' Equity  $3,106,866   $3,003,188
                                            4


                             IPVoice Communications, Inc.
                             Consolidated Statements of
                                     Operations
                                     (Unaudited)


                                               Three Months		Six Months
                                               Ended		Ended
                                               June 30,		June 30,
                                               2003       2002	2003	2002

REVENUES

   Net sales                               $562,972   $0     $1,054,007     $70
   Less: Cost of sales                    420,266    0		761,148       0

          Gross margin                     142,706    0		292,859	     70

OPERATING EXPENSES:
   Compensation
      Employees                               51,622  105,000   101,875  190,428
      Consulting                               0     0          0        240,000
      Consulting - related party          0          0		0	 126,384
   General administrative expenses   86,281   15,850	159,555	66,308
   Depreciation and amortization                 0    9,425    9,074      18,850

          Total expenses                   137,903  130,275  270,504     641,970

Income (loss) from operations              4,803  (130,275)   22,355   (641,900)

OTHER INCOME (EXPENSE):
   Interest income                             64         0	136	0
   Interest expense                         (7)   (8,592)    (40)     (17,184)
   Other income                              4,500        0    9,000      0

   Total other income (expense)          4,557    (8,592)       9,096   (17,184)

Net income (loss)                         $9,360 $(138,867) $31,451   $(659,084)

Income (loss) per weighted average common
share                                       $0.01     $(0.01)   $0.01    $(0.01)

Number of weighted average common
shares outstanding                  8,529,275  41,886,511  7,553,423  41,886,511



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

                      Pref  Common   Pref   Common  Capital  DiscoStage (Defici
                      erre         erre                       unt         ency)
                      d            d

BEGINNING BALANCE, 2,70  18,866, $3  $18,    $6,019,  $833,  $(6,830, $40,741
December 31, 2000         0      384          866       085     333        546)
1st qtr. - services   0  2,256,   0      2,256    855,024  0      0      857,280
(0.38/sh.)                    000
1st qtr. - conversion (20)  98,217   0      98      (98)    0      0        0
of Series B pref.
Stock
2nd qtr. - services   0     3,004,   0      3,004    384,879  0      0   387,883
($0.13/sh.)                      418
2nd qtr. - conversion (90)  1,058,   0      1,059    (1,059) 0      0        0
of Series B pref.                 805
Stock
2nd qtr. - issuance   0     126,630   0      127     28,441  0      0     28,568
of shares for
interest
Series B preferred    0     0        0      0      0      0  (181,125) (181,125)
stock dividend
2nd qtr. -  bene.     0     0        0      0       0     212,697  0     212,697
conv. feature
discount
3rd qtr. - issuance   0     143,195   0      143     8,443   0      0      8,586
of shares for
interest
3rd qtr. - conversion (50)  1,674,   0      1,675    (1,675)  0      0        0
of Series B pref.                 665
Stock
4th qtr. - conversion (22)  1,717,   0      1,718    (1,718) 0      0        0
of Series B pref.           	656
Stock
4th qtr. - issuance   0     268,500   0      268     8,324   0      0      8,592
of shares for
interest
Net loss              0     0        0      0       0       0    (2,689, (2,689,
                                                                    747)   747)

BALANCE, December 31, 2,518  29,214,   3  29,214   7,299,  1,046  (9,701 (1,326,
2001                  	    	       470          646    ,030   ,418)   525)
Series B preferred    0     0        0      0      0       0  (173,932)(173,932)
stock dividend
1st qtr. - issuance   0     171,84   0      172     8,420   0      0       8,592
of shares for               0
interest
1st qtr. - services   0     10,500   0      10,5    409,50  0      0     420,000
($0.04/sh.)                     ,000               00          0
2nd qtr. - services   0     2,500,   0      2,50    102,50  0      0     105,000
($0.04/sh. &                     000             0              0
$0.05/sh.)
3rd qtr, - services   0     5,000,   0      5,00    245,00  0      0     250,000
($0.05/sh.)                 000           0      0
3rd qtr. - conversion (48)  5,303,   0      5,304    (5,304)  0      0        0
of Series B pref.                 824
Stock
4th qtr. - conversion (3)   1,774,   0      1,774    (1,774)  0      0        0
of Series B. pref.                375
Stock
4th qtr. - conversion 0     60,000   0      60,0    1,740,  0      0     1,800,0
of debt                       ,000              00     000                    00
4th qtr. - 1 for 30   0     (110,6   0      (110    110,649  0      0        0
reverse split               48,874             ,649)

4th qtr. - conversion (26)  588,546   (1)    589     (588)   0      0        0
of Series B. pref.
stock
4th qtr. - services   0     200,000   0  200     17,800  0      0       18,000
($0.09/sh.)
Bene. conv. feature   0     0        0      0       0    (86,333)  86,333   0
discount amortizement
Net loss              0     0        0      0       0       0    (1,416  (1,416,
                                                           	    ,382)   382)

BALANCE, December 31, 2,441  4,604,   2   4,604    9,925,  959,  (11,20  (315,
2002                                        181       849    697   5,399)  247)
Series B preferred    0     0        0      0       0      0 (173,932) (173,932)
stock dividend
1st qtr. - conversion (137)  3,925,   0      3,925    (3,925)  0      0        0
of Series B pref.                  094
stock
Beneficial conversion 0     0        0      0       0   (153,045)  153,045   0
feature discount
amort.
Net income (loss)     0     0        0      0       0       0     31,451  31,451
ENDING BALANCE, June
30, 2003 (unaudited)  2,304  8,529,  $2    $8,529  $9,921, $806, $(11,19  $(457,
                      		    275              924     652    4,835)  728)





                            IPVoice Communications, Inc.
                        Consolidated Statements of Cash
Flows
                             Six Months Ended June 30,
                                    (Unaudited)


                                              2003       2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                             $31,451    $(310,217)

Adjustments to reconcile net loss to net cash
used by
operating activities:
   Stock issued for services/deposits -       0          90,000
related party
   Stock issued for services/interest - other 0          128,592
   Depreciation                               9,074      	      9,425
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable 870   15,564
   (Increase) decrease in prepaid expenses    0          0
and deposits
   Increase (decrease) in accounts payable -  (94,651)   25,409
trade
   Increase (decrease) in accounts payable -  0          (21,000)
officers
   Increase (decrease) in accounts payable -  0          0
related party
   Increase (decrease) in accrued salary and  (22,327)   0
taxes
   Increase (decrease) in accrued dividends   173,932     0
payable
   Increase (decrease) in accrued interest    0          	0

Net cash used by operating activities         98,349      (62,227)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment         (488)      0

Net cash used by investing activities         (488)      0

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable                  11,000   68,591
   Cash purchased in acquisition              0          0

Net cash provided by financing activities     11,000   68,591

Net increase (decrease) in cash and           108,861   6,364
equivalent

CASH, beginning of period                     46,642     12,690

CASH, end of period                           $155,503    $19,054

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
   Interest paid in cash                      $7         $0

Non-Cash Financing Activities:
   Series B preferred stock dividend          $0         $43,463
   Common stock issued to pay interest        $0         $8,592
   Net assets purchased by issuing promissory $0         $0
note



        The accompanying notes are an integral part of the financial statements
                          IPVoice Communications, Inc.
                  Notes to Consolidated Financial Statements
(Information with regard to the six months ended June 30, 2003 and 2002 is unaudited)


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

i) Interim financial information The financial statements for the six months ended June 30, 2003 and 2002 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

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

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $11,194,800 which expire beginning December 31, 2117. There may be certain limitations on the Company's ability to utilize the loss carry-forwards in the event of a change of control, should that occur.

The amount recorded as a deferred tax asset, cumulative as of June 30, 2002, is $4,490,000, which represents the amount of tax benefits of the loss carry-forwards. The
Company has established a valuation allowance for this deferred tax asset of $4,490,000, as the Company has no history of profitable operations. The significant components of the net deferred tax asset as of June 30, 2003 are:

Net operating       $4,490,0
losses              00
Valuation           (4,490,0
allowance           00)
Net deferred        $0
tax asset


(4) Related Parties At June 30, 2003 and 2002, the Company owed officers $0 and $0, respectively, for reimbursement of expenses paid on behalf of the Company and unpaid salaries. These amounts are reflected in Accounts
Payable - Officer. Total consulting fees incurred by two shareholders during the six months ended June 30, 2003 and 2002 amounted to $0 and $240,000, respectively.


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

(6) Going Concern As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $11,194,800 since inception. At June 30, 2003, the Company reflects negative working capital of approximately $1,619,400. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company has retained the services of a registered broker/dealer and is in negotiations with investment groups to raise additional capital.


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

Date    June 30, 2003                IPVoice
Communications, Inc. (Registrant)

                               /s/  Philip  Verges
                              ------------------------------
-----------
                               Phil Verges
                               Chairman and Chief Executive
Officer
                              (principal financial and
accounting
                                officer)