Form 10-Q
period 2003-09-30
IPVOICE COMMUNICATIONS INC
filed 2003-11-17
CIK 1092083

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                  EXCHANGE ACT
                                     OF 1934

                       For the quarter ended September 30, 2003

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

                        Copies of Communication Sent to:
                           IPVoice Communications, Inc.
                          14860 Montfort Drive, Suite 210
                               Dallas, Texas 75240
                               Tel: 972 386 3372

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

     As of September 30, 2003, there are 25,013,565 shares of voting stock of the registrant issued and outstanding.
                                       1
                                     PART I

Item 1. Financial Statements.


The Consolidated Financial Statements of IPVoice Communications, Inc. for the period ending September 30, 2003 are unaudited and are attached and incorporated by this reference as Item 1.


Item 2. Management's Discussion and Analysis of Results of Operations and Plan of Operations.


This analysis should be read in conjunction with the consolidated financial statements, the notes thereto, included in this Form 10-QSB and the financial statements and notes thereto included in IPVoice Communications, Inc.'s December31, 2002 Annual Report on Form 10-KSB.

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

In general terms a reverse acquisition is a transaction in which the inactive public entity acquires an operating company and then changes its name as the surviving parent corporation to the name of the subsidiary and allows the subsidiary to appoint management in the surviving public entity. Thereafter,the subsidiary may formally merge with the parent or may continue to operate as a separate operating subsidiary. In this case, the subsidiary transferred all of its assets to the parent.

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

The VoIP network role out proceeded within acceptable scheduled tolerances. However, the corresponding sales and marketing efforts to establish initial consumers suffered catastrophically as a result of the March 2000 technology market turndown. Diminished consumer confidence in technology start-ups negatively impacted early IPVoice sales efforts. The complete dissolution of joint marketing partnerships also greatly reduced overall sales capacity. With initial sales volume far below plan, combined with the inevitable issues associated with first implementations of new technologies, IPVoice was unable to establish sustainable revenue momentum. The few early customers established just prior to the technology market turndown likewise lost confidence eroding the Company's already small revenue base.

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



                                      4


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

Results of Operations

Results of Operations for the Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002.

Revenues
--------

Sales
-----

Sales for the nine months ended September 30, 2003 were $1,723,557 compared to $540,211 for the nine months ended September 30, 2002. The increase in Sales for the nine months ended September 30, 2003 is a result of management's decision to acquire the assets of VTI and the 15 months organic operations since the acquisition.

Cost of Sales
-------------

Cost of Sales for the nine months ended September 30, 2003 were $1,252,287 compared to $334,687 for the nine months ended September 30, 2002. The increase in Cost of Sales in the nine months ended September 30, 2003 is a result of management's decision to acquire the assets of VTI and the 15 months organic operations since the acquisition.

Net Sales
---------

Net Sales for the nine months ended September 30, 2003 were $471,270 compared to $205,524 for the three months ended September 30, 2002. The increase in Net Sales in the three months ended September 30, 2003 is a result of management's decision to acquire the assets of VTI and the 15 months organic operations since the acquisition.



                                      5
Operating Expenses
------------------

Compensation, General and Administrative Expenses, Research and Development, Organization Expense - Related Party, and Depreciation and Amortization Expenses for the nine months ended September 30, 2003 were $408,825 compared to $826,237 for the nine months ended September 30, 2002. The decrease in Compensation, General and Administrative Expenses, Research and Development, Organization Expense - Related Party, and Depreciation and Amortization Expenses in the three months ended September 30, 2003 is a result of management's decision to reorganize the Company's operations and to acquire the assets of VTI and the 15 months organic operations since the acquisition.

Other Income (Expense)
----------------------

The Company incurred net interest expense of $(40) for the nine months ended September 30, 2003, compared to $(25,882) for the nine months ended September 30, 2002. This increase is primarily the result of management's decision to reorganize the Company's operations and to acquire the assets of VTI and the 15 months organic operations since the acquisition.

Net Income
--------

The Company had a net income of $76,176, or $0.01 per share, for the nine months ended September 30, 2003, compared to a net loss of $(637,236), or $(0.02) per share, for the nine months ended September 30, 2002. This net income improvement was primarily a result of decreases in direct costs, amortization and depreciation of the assets and interest expense, offset by increase in revenues and a decrease in selling, general and administrative expense, and a result of management's decision to reorganize the Company's operations and to acquire the assets of VTI and the 15 months organic operations since the acquisition.

Financial Condition, Liquidity and Capital Resources

At September 30, 2003, the Company reflects negative working capital of approximately $(1,630,500). The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Pending Proceedings:

On December 22, 1999, Peter Stazzone, our former Secretary and Treasurer, filed a lawsuit against us in the Superior Court of the State of Arizona, County of Maricopa, Case No. CV 99-22828, alleging various causes of action against us, including breach of an employment contract with us, breach of fiduciary duty, tortuous interference, and intentional and negligent misrepresentation. Mr.Stazzone seeks his salary, liquidated damages, award of stock and options, interest and attorneys fees. We intend to vigorously defend this action.

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



                    /s/ Philip Verges
                    Philip Verges
                    Chief Executive Officer (or equivalent thereof) September 30, 2003





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

Date: September 30, 2003

/s/Philip Verges
Chief Executive Officer (or equivalent)


                                      13












































INDEX TO FINANCIAL STATEMENTS




Consolidated Balance Sheet	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Stockholders' Equity	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6






































 IPVoice Communications, Inc.
Consolidated Balance Sheet

	September 30, 2003	December 31, 2002
ASSETS	(unaudited)
CURRENT ASSETS
   Cash 	$237,993	$46,642
   Accounts receivable	426,824	193,362
   (net allowance $26,535 and $124,963,
    respectively)
   Prepaid expenses and deposits	2,544	2,544

          Total current assets	667,361	242,548

PROPERTY AND EQUIPMENT
   Computer equipment	22,505	22,017
   Office equipment	2,152	2,152
   Furniture and fixtures	7,366	7,366

   Subtotal property and equipment	32,023	31,535
   Less: Accumulated depreciation	(32,023)	(27,222)

          Total property and equipment	0	4,313

OTHER ASSETS
   Goodwill	2,756,327	2,756,327
   Intangible property	0	0

          Total other assets	2,756,327	2,756,327

Total Assets	$3,423,688	$3,003,188

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable
      Trade	$438,824	$334,080
      Related party 	0	0
   Accrued expenses
      Salary and taxes	33,534	63,704
      Dividends	730,018	469,120
      Interest - stockholders	30,776	30,776
   Short-term line of credit	1,064,729	794,979

          Total current liabilities	2,297,881	1,692,659

LONG-TERM LIABILITIES
   Notes payable	1,625,773	1,625,773

          Total long-term liabilities	1,625,773	1,625,773

Total Liabilities	3,923,654	3,318,432

STOCKHOLDERS' EQUITY
   Senior convertible preferred stock, 	2	2
   $0.001 par value, authorized 10,000,000
   shares; Series A, 200, Series B, 1,628
   and 2,318 issued and outstanding shares
   Common stock, $0.001 par value, 	25,014	4,604
   authorized 100,000,000 shares;
   25,013,565 and 4,604,241 issued
   and outstanding shares

   Beneficial conversion feature discount	640,060	959,697
   Additional paid-in capital	9,905,442	9,925,851
   Deficit accumulated during the 	(11,070,484)	(11,205,398)
   development stage

          Total stockholders' equity	(499,966)	(315,244)

Total Liabilities and  Stockholders' Equity	$3,423,688	$3,003,188




                                        F-2
IPVoice Communications, Inc.
Consolidated Statements of Operations
(Unaudited)




	Three Months Ended	Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

REVENUES

   Net sales	669,550	540,141	1,723,557	 540,211
   Less: Cost of sales	491,139	334,687	1,252,287	 334,687

          Net sales	178,411	205,454	471,270	205,524

OPERATING EXPENSES:
   Compensation
      Officers	50,975	32,308	152,850	176,308
      Other	0	22,507	0	68,935
      Consulting	0	1,549	0	241,549
      Consulting - related party	0	0	0	126,384
   General and administrative expenses	87,346	104,867	246,901
	171,175
   Research and development	0	0	0	0
   Depreciation and amortization	0	23,036	9,074	41,886

          Total expenses	138,321	184,267	408,825	826,237

Income (Loss) from operations	40,090	21,187	62,445	(620,713)

OTHER INCOME (EXPENSE):
   Interest income	135	9,359	271	9,359
   Interest expense	0	(8,698)	(40)	(25,882)
   Other income	4,500	0	13,500	0

          Total other income (expense)	4,635	661	13,731	(16,523)

Net income (loss)	$44,725	$21,848	$76,176	$(637,236)

Income (loss) per	$0.01	$(0.01)	$0.01	$(0.02)
weighted average common share
Number of weighted average common 	20,011,212	42,386,310	13,614,552 2,386,310
Shares outstanding




IPVoice Communications, Inc.
Consolidated Statements of Stockholders' Equity







Number of Shares


Par Value of Stock

Additional
Paid-In
Beneficial
Conversion
Feature

Deficit
Accumulated
During the
Development
Total
Stockholders'
EquityPreferredCommonPreferredCommonCapitalDiscountStage(Deficiency)BEGINNING
BALANCE, December 31,
20002,70018,866,384$3$18,866$6,019,085$833,333$(6,830,546)$40,7411st qtr. -
services (0.38/sh.)02,256,00002,256855,02400857,2801st qtr. - conversion of
Series B pref. stock(20)98,217098(98)0002nd qtr. - services ($0.13/sh.)03,004,41803,004384,87900387,8832nd qtr. - conversion of Series B pref. stock(90)1,058,80501,059(1,059)0002nd qtr. - issuance of shares for interest0126,630012728,4410028,568Series B preferred stock dividend000000(181,125)(181,125)2nd qtr. - bene. conv. feature discount00000212,6970212,6973rd qtr. - issuance of shares for interest0143,19501438,443008,5863rd qtr. - conversion of Series B pref. stock(50)1,674,66501,675(1,675)0004th qtr. - conversion of Series B pref. stock(22)1,717,65601,718(1,718)0004th qtr. - issuance of shares for interest0268,50002688,324008,592Net loss000000(2,689,747)(2,689,747)BALANCE,
December 31,
20012,51829,214,470329,2147,299,6461,046,030(9,701,418)(1,326,525)Series B
preferred stock dividend000000(173,932)(173,932)1st qtr. - issuance of shares for interest0171,84001728,423008,5951st qtr. - services
($0.04/sh.)010,500,000010,500409,50000420,0002nd qtr. - services ($0.04/sh. &
$0.05/sh.)02,500,00002,500102,50000105,0003rd qtr, - services
($0.05/sh.)05,000,00005,000245,00000250,0003rd qtr. - conversion of Series B pref. stock(48)5,303,82405,304(5,304)0004th qtr. - conversion of Series B.pref. stock(3)1,774,37501,774(1,774)0004th qtr. - conversion of debt060,000,000060,0001,740,000001,800,0004th qtr. - 1 for 30 reverse split0(110,648,874)0(110,649)110,6490004th qtr. - conversion of Series B. pref.
stock(26)588,546(1)589(588)0004th qtr. - services
($0.09/sh.)0200,000020017,8000018,000Bene. conv. feature discount amortization00000(86,333)86,3330Net loss000000(1,416,382)(1,416,382)BALANCE,
December 31, 20022,4414,604,18124,6049,925,852959,697(11,205,399)(315,244)Series
B preferred stock dividend000000(260,898)(260,898)Conversion of Series B pref. stock(813)20,409,384020,410(20,410)000Beneficial conversion feature discount amort.00000(319,637)319,6370Net income (loss)00000076,17676,176ENDING BALANCE,
September 30, 2003 (unaudited)
1,628
25,013,565
$2
$25,014
$9,905,442
$640,060
$(11,070,484)
$(499,966)








IPVoice Communications, Inc.
Consolidated Statements of Cash Flows
Nine Months Ended September 30,
(Unaudited)



	2003		2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$76,176		$(637,236)
Adjustments to reconcile net loss to net cash used by
operating activities:
   Stock issued for services/deposits - related party	0		260,000
   Stock issued for services/interest - other	0			273,592
   Depreciation	9,074			41,886
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable	(237,735)		(7,201)
   (Increase) decrease in prepaid expenses and deposits	0
	20,882
   Increase (decrease) in accounts payable-trade	104,744
	(20,010)
   Increase (decrease) in accounts payable-officers	0			(29,805)
   Increase (decrease) in accounts payable-related party	0
	(10,250)
   Increase (decrease) in accrued salary and taxes	(30,170)
	(39,652)
   Increase (decrease) in accrued dividends payable	0		130,449
   Increase (decrease) in accrued interest 	0			17,184

Net cash used by operating activities	(77,911)			(161)

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property and equipment	(488)			0

Net cash used by investing activities	(488)			0

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances/(Payments) on notes payable	269,750			(7,764)
   Cash purchased in acquisition	0			17,641

Net cash provided by financing activities	269,750			9,877

Net increase (decrease) in cash and equivalent	191,351			9,716

CASH, beginning of period	46,642			1,290

CASH, end of period	$237,993			$11,006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid in cash	$7			$0

Non-Cash Financing Activities:
   Series B preferred stock dividend	$260,898			$130,449
   Common stock issued to pay interest	$0			$8,592
   Net assets purchased by issuing promissory note	$0
	$(491,860)


The accompanying notes are an integral part of the financial statements
IPVoice Communications, Inc.
Notes to Consolidated Financial Statements
(Information with regard to the nine months ended September 30, 2003 and 2002 is unaudited)


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

i) Interim financial information The financial statements for the nine months ended September 30, 2003 and 2002 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

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

In April 1999, the Company issued 250,000 shares of common stock to an existing stockholder for $100,000 cash. In April 1999, an existing stockholder exercised a warrant for 155,000 shares of common stock by tendering $100,000 cash. In April 1999, an existing stockholder exercised a warrant for 1,600,000 shares of common stock by tendering $96,000 in cash. In the second quarter, the Company completed a Regulation D rule 506 Private Placement for units, which included the issuance of 1,150 shares of senior convertible (Series A) preferred stock in exchange for $4,600 in cash. These senior convertible (Series A) preferred shares, as a group, were convertibleinto common shares equaling 51% of the issued and outstanding common shares after conversion, in the event of an uncured default of the notes payable. In July 1999, the Company discovered that it had failed to issue and record 10,000 shares of common stock in exchange for legal services, valued at $10,000 in 1997, as originally contracted. These shares were recorded in July 1999. In August 1999, the Company issued 437,500 shares of common stock for $175,000 cash. All common stock shares issued in exchange for cash, except the two warrant exercises, were subscribed for in January 1999. In November 1999, the Company issued 10,000 shares of common stock in exchange for services, valued at $23,750. In December

IPVoice Communications, Inc.
Notes to Consolidated Financial Statements

(2) Stockholders' Equity (Continued)   1999, the Company discovered that it had
failed to issue and record 200,000 shares of common stock for services valued at $20,000, which had been contracted for in October 1998, and were recorded in December 1999.

In the first quarter 2000, an existing shareholder exercised warrants for 386,000 shares of common stock for $386,000 cash. In the first quarter 2000,an existing 506 investor exercised his warrants for 75,000 shares of common stock by tendering $74,063 cash. In the first quarter 2000, the Company issued 300,000 shares of common stock for services/deposits, valued at the current market rate of $876,778, to two entities, one related party ($730,778 and the other unrelated ($146,000).

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

In 2003, the holders of the Series B preferred stock converted 813 shares into 20,409,384 shares of common stock.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $11,070,500 which expire beginning December 31, 2117. There may be certain limitations on the Company's ability to utilize the loss carry-forwards in the event of a change of control, should that occur.

The amount recorded as a deferred tax asset, cumulative as of September 30, 2003, is $4,430,000, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $4,430,000, as the Company has no history of profitable operations. The significant components of the net deferred tax asset as of June 30, 2003 are:

Net operating losses$4,430,000Valuation allowance(4,430,000)Net deferred tax asset$0

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


IPVoice Communications, Inc.
Notes to Consolidated Financial Statements

(5) Commitment and Contingencies
a) Leases The Company has entered into a sale-leaseback agreement with Creative Capital Leasing Group ("Lessor") in February 2001. The Lessor purchased certain equipment from the Company at a price of $300,000; the book value of the assets was in excess of $300,000. The Company was required to make monthly payments commencing February 1, 2001 in the amount of $11,288 for 66 months. The former President of the Company had pledged personal assets as collateral, which the Company have been foreclosed upon. The Company paid approximately $28,400 in rentals during 2002. (See note 8)

b) Lawsuits In December 1999, SatLink filed a lawsuit alleging breach of contract as a result of the rescission of the acquisition in October 1999, as discussed in Note 5 above. In December 1999, the former CFO of the Company filed a lawsuit alleging breach of contract as a result of the rescission of the employment agreement in October 1999.

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

(6) Going Concern As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $11,070,500 since inception. At September 30, 2003, the Company reflects negative working capital of approximately $1,630,500. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company has retained the services of a registered broker/dealer and is in negotiations with investment groups to raise additional capital.


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

			Date    September 30, 2003
			IPVoice Communications, Inc. (Registrant)

                      /s/  Philip  Verges
                      -----------------------------------------
                           Phil Verges
                           Chairman and Chief Executive Officer
                           (principal financial and accounting officer)