Form 10KSB
period 2003-12-31
IPVOICE COMMUNICATIONS INC
filed 2004-04-05
CIK 1092083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 000-27917


                          IPVOICE COMMUNICATIONS, INC.
                       -----------------------------------
              (Exact name of small business issuer in its charter)


                                     NEVADA
                       -----------------------------------
                         (State or other jurisdiction of
                         incorporation or organization)

                                   65-0729900
                       -----------------------------------
                      (I.R.S. employer identification no.)

                         14860 Montfort Drive, Suite 210
                                  Dallas, Texas
                       -----------------------------------
                    (Address of principal executive offices)

                                      75254
                       -----------------------------------
                                   (Zip Code)

Issuer's telephone number, including area code: (972) 386-3372

Securities registered under Section 12(b) of the Exchange Act:


Title of each class:                    Name of exchange on which registered:

-------------------------------------   ---------------------------------------


Common Stock, Par Value $0.001          Over-the-Counter Bulletin Board
-------------------------------------   ---------------------------------------

Securities registered under to Section 12(g) of the Exchange Act:    None

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |X|

     State issuer's revenues for its most recent fiscal year. $2,346,945

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

     The aggregate market value of the common stock of the registrant held by non-affiliates as of March 31, 2004 is $48,593,405 based upon the most recent price on that date at which the registrant's common equity was sold.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 31, 2004, we had 56,945,397 shares of our common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     We have incorporated by reference our Form SB-2 Registration Statement and all amendments thereto, which was filed on August 21, 2000 and amended on November 14, 2000 and February 12, 2001.

     Transitional Small Business Disclosure Format (Check one): Yes |_|; No |X|

                          IPVOICE COMMUNICATIONS, INC.

                          ANNUAL REPORT ON FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

PART I   .....................................................................1
   Item 1.  Description of Business...........................................1
   Item 2.  Description of Properties.........................................7
   Item 3.  Legal Proceedings.................................................8
   Item 4.  Submission of Matters to a Vote of Security Holders...............8

PART II  .....................................................................8
   Item 5.  Market for Common Equity and Related Stockholder Matters..........8
   Item 6.  Management Discussion and Analysis or Plan of Operation..........10
   Item 7.  Financial Statements.............................................15
   Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure..........................15
   Item 8A. Controls and Procedures..........................................15

PART III ....................................................................16
   Item 9.  Directors, Executive Officers, Promoters and Control Persons:
                Compliance with Section 16(a) of the Exchange Act............16
   Item 10. Executive Compensation...........................................17
   Item 11. Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters..............................18
   Item 12. Certain Relationships and Related Transactions...................19
   Item 13. Exhibits, Financial Statement Schedule and Reports on Form 8-K...19
   Item 14. Principal Accountant Fees and Services...........................21

PART IV  ....................................................................22
   Signatures................................................................22

     Our trademarks, service marks and trade names include MultiCom, TrueConnect, 4Com, IP Jack-in-the-Box, and FLAT25, among others. This report also contains trademarks, service marks, copyrights and trade name of other companies.

                                     PART I

Item 1. Description of Business

Forward-Looking Information

     Certain matters discussed in this report or in the information incorporated by reference may constitute forward-looking statements. Forward-looking statements can generally be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," or "anticipates" or the negative of these terms or other comparable terminology, or by discussions of strategy, plans or intentions. Statements contained in this report that are not historical facts are forward-looking statements. Without limiting the generality of the preceding statement, all statements in this report concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are necessarily estimates reflecting our best judgment based upon current information and involve a number of risks and uncertainties. Other factors may affect the accuracy of these forward-looking statements, and our actual results may differ materially from the results anticipated in these forward-looking statements. While it is impossible to identify all relevant factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described in "Management Discussion and Analysis or Plan of Operation" as well as changes in the regulation of the IP telephony industry at either or both of the federal and state levels, competitive pressures in the IP telephony industry and our response to these factors, and general conditions in the economy and capital markets.

     All subsequent written and oral forward-looking statements attributable to IPVoice Communications, Inc. ("IPVoice" or the "Company") and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this report.

The Company

         History of the Business

     We were incorporated in the State of Nevada on February 19, 1997, as Nova Enterprises, Inc., to develop and produce our unique proprietary software solutions for use in Internet Telephony (hereafter referred to as "IP Telephony"). In general terms, a reverse acquisition is a transaction in which the inactive public entity acquires an operating company and then changes its name as the surviving parent corporation to the name of the subsidiary and allows the subsidiary to appoint management in the surviving public entity. Thereafter, the subsidiary may formally merge with the parent or may continue to operate as a separate operating subsidiary. In this case, the subsidiary transferred all of its assets to the parent. The reorganization agreement was accounted for as a reorganization of IPVCDE.

     In March 1998, the Company entered into a reorganization agreement, pursuant to which our predecessor exchanged 9,000,000 shares of its common stock for all of the outstanding common shares of a private operating company known as IPVoice Communications, Inc. ("IPVCDE"), a transaction commonly referred to as a "reverse acquisition." In May 1999, we changed our name to IPVoice.com, Inc. In January 2001, in connection with our acquisition of 100% of the issued and outstanding shares of the common stock of IPVoice Communications, Inc., a Delaware corporation, we changed our name to IPVoice Communications, Inc. As a result of that acquisition, the prior Delaware corporation ceased to exist, and the Nevada corporation became known as IPVoice Communications, Inc. Our prior officers and directors resigned and were replaced by the officers and directors of the Delaware incorporated IPVoice Communications, Inc. This transaction was accounted for as a reorganization of IPVoice Communications, Inc.

     Our common stock is traded on the OTC Bulletin Board under the symbol "IPVO.OB." We previously conducted business from our headquarters in Denver, Colorado until August 1999, when we relocated our corporate office to Phoenix, Arizona. In June 2002, the headquarters relocated again to its current location in Dallas, Texas.

     Since our inception, our efforts have largely been dedicated to research and development in the integration of emerging communication technologies. The original strategy centered on building proprietary IP Telephony software that would enable IPVoice to provide unique converged communication services and dramatic operational network efficiencies. Accordingly, IPVoice would then be positioned to deliver a clearly differentiated communication product at a price competitive with traditional communication products.

     Our primary research and development effort has historically centered on our MultiCom Business Management Software ("MultiCom") for use in IP telephony applications (telephone, fax, data, images and video over the Internet).
MultiCom is the business management system behind our TrueConnect Gateway product. The TrueConnect Gateway allows a packet of information (voice, video, e-mail, data, images, etc.) to cross multiple networks while traveling to a final destination and also allows packets from multiple communication streams to share a single network. IP Telephony has been generally recognized by the telecommunications market as a more cost effective voice service than the incumbent Public Switched Telephone Network (PSTN) solution prevalent today. Late in 1999, we began to deploy a global Voice-over-Internet Protocol (VoIP) network constructed on the MultiCom and TrueConnect Gateway proprietary technology in order to establish our first revenue stream through the sales of communication products direct to consumers worldwide.

     The  VoIP  network   rollout   proceeded  as  anticipated.   However,   the
corresponding sales and marketing efforts to establish initial consumers suffered significantly as a result of the technology market turndown beginning in early 2000. Diminished consumer confidence in technology start-ups negatively impacted our early sales efforts. The complete dissolution of all of our joint marketing partnerships also greatly reduced overall sales capacity. With initial sales volume far below plan, combined with the inevitable issues associated with first implementations of new technologies, we were unable to establish sustainable revenue momentum. The few early customers established just prior to the technology market turndown likewise lost confidence, eroding our limited base further.

     We have never been the subject of a bankruptcy, receivership or similar proceeding.

         Current Corporate Strategy

     Our management remains confident in the converged communications industry and remains committed to becoming a leader in the industry by providing proprietary technologies that enable enhanced communication services at costs competitive with, or superior to, traditional communication services.

     Since the failed first service launch, management has concentrated on conserving corporate resources in order to preserve shareholder value while exploring alternative strategies to penetrate the converged communications market. Management has developed a new strategy that focuses on leveraging existing investment, remaining focused on enabling enhanced communications with proprietary technologies at costs competitive with, or superior to, traditional services, while at the same time accounting for the current challenges in the capital marketplace and technology industry.

     Our renewed strategy is squarely founded on our proprietary technologies. Our prior investment in research and development has created a line of proprietary technologies that enable enhanced communications and network efficiencies. Our current strategic plan calls for leveraging this proprietary technology foundation by packaging our software with recognized communication technology brands. Potential customers, such as Lucent Technologies, Cisco
Systems and Nortel Networks, are competing to develop emerging technology product lines that enable converged communication service offerings delivered across an IP network. Our strategy calls for partnering with branded providers of known technologies by packaging both branded and proprietary products in a single value proposition marketed directly to prospective strategic decision makers. By diversifying margin opportunity across both branded and in-house products, we expect to minimize expense to the customer with the minimal objective of breaking even on the software sale. In exchange for minimizing upfront expense and the corresponding risk associated with building a new communication service, we expect to share in the recurring revenue created through the delivery of such services.

     In order to accelerate the necessary strategic relationship development with branded communication industry customers, we systematically set out to identify, qualify and acquire a systems integration firm with established branded channel relationships. As a result of this effort, we found and negotiated an opportunity to acquire VergeTech Inc. We completed this transaction on June 14, 2002.

     VergeTech, Inc. ("VTI") was a privately held communications industry technology services firm founded in 1997 and headquartered in Dallas, Texas. VTI specialized in identifying, enhancing and building new technologies that created enhanced communications services and enabled the convergence of existing voice, video and data communications.

     VTI customers were primarily communication providers (LECs, CLECs, ISPs, ASPs, and MSOs) leveraging emerging technologies to create differentiation and complementary lines of communication services. VTI customers purchased, and continue to purchase from us, software, software maintenance and integration services from VTI.

     Independent of its discussions with us, VTI had already begun to create a strategic business model of its own concentrating only on emerging technologies developed by third parties as well as developing and packaging proprietary technologies of its own. VTI will concentrate on the development of technologies that enhance and can, in turn, be packaged with the major brand name products that VTI resells. Today, the business we acquired from VTI is a reseller and integrator for emerging communication software solutions developed by Cisco Systems and Sun Microsystems.

     On June 19, 2002, we acquired all of the assets of VTI in exchange for a $3,000,000 promissory note convertible into 50% of the issued and outstanding shares of IPVoice as of the date of issuance. Since the June 19 transaction, VTI has continued as a holding company of which our Chairman and Chief Executive Officer, Philip M. Verges is the sole director and officer. In October of 2002, VTI converted $1,800,000 of that promissory note into 2,000,000 shares of our common stock.

     Consistent with the VTI asset acquisition agreement, the board of directors and the management team resigned and VTI management assumed the vacated management positions of IPVoice. Philip Verges, the former President and Chief Executive Officer of VTI, became our Chief Executive Officer and Chairman on June 19, 2002 replacing Mr. James Howson. No other board members have been elected at this time.

     We completed two additional acquisitions in the 2003 fiscal year. In 2003, we acquired all of the issued and outstanding stock of Infotel Technology PTE Ltd. ("Infotel") in Singapore as part of our strategy to establish a foothold operation in Asia. We also acquired a majority of the issued and outstanding stock of IP Global Voice, Inc. ("IP Global Voice") of San Francisco, California as part of our strategy to accelerate business development. Each of these businesses is now operated as a majority or wholly owned subsidiary of the Company. Infotel is a communications systems integrator primarily in the business of reselling and integrating specialty communication devices to various government agencies and commercial customers. IP Global Voice was a start-up with certain intellectual and physical assets that had been acquired from the breakup of a previous company. In 2003, IP Global Voice was in the process of developing a full feature Voice-over IP service offering that went into production in December, 2003.We anticipate the Voice over IP (VoIP) service to contribute significant recurring revenue in 2004 and 2005. Given the breadth of these acquisitions, we are currently considering alternatives to the IPVoice Communications, Inc. moniker to better represent our broader market objectives.

     We remain in the development stage and are acquiring the necessary operating assets and management expertise to continue with our proposed business. Although we are developing tools necessary to enter the IP Telephony market, there is no assurance that any benefit will result from such activities.

     Our future plans call for acquiring companies that augment and complement our current products and customers. Such plans involve various risks to our future business operations and financial condition. If we fail to perform adequate due diligence, we may acquire a company or technology that: (a) is not complementary to our business; (b) is difficult to assimilate into our business;
(c) subjects us to possible liability for technology or product defects; or (d) involves substantial additional costs exceeding our estimated costs. In addition: (a) we may spend significant funds conducting negotiations and due diligence regarding a potential acquisition that may not result in a successfully completed transaction; (b) we may be unable to negotiate acceptable terms of an acquisition; (c) if financing is required to complete the acquisition, we may be unable to obtain such financing on reasonable terms, if at all; and (d) negotiating and completing an acquisition, as well as integrating the acquisition into our operations, will divert management time and resources away from our current operations and increase our costs.

Our Principal Products/Services:

     We are a product reseller and integrator for Cisco Products and Sun Microsystems products. We also offer:

     o    Voice over IP services
     o    Proprietary Healthcare Practice Management Software
     o    Proprietary Defense Industry System Solutions
     o    Voice Mail and Messaging Services;
     o    Prepaid Long-Distance Calling Card Services;
     o    Corporate Long-Distance, Fax and Data Networking Services;
     o E-commerce Communications Services for businesses selling products and services over the Internet;
     o    Intelligent Contact Management; and
     o    Wireless Features, Long-Distance and Applications.

Revenue/Products Breakdown:

     To date our revenues have come primarily in the following product areas:

     o    Software Licensing;
     o    Long-Distance Telephone Services, both Domestic and International;
     o    Technical Independent Consulting; and
     o    Security.

     Our Customers:

     We have three major types of customers: large and small national corporations, such as Comp USA, Cisco Systems, and Siemens; service providers (domestic and foreign) to include Internet Service Providers (ISPs), Application Service Providers (ASPs), Local Exchange Carriers (LECs) and Competitive Local Exchange Carriers (CLECs); and governments (domestic and foreign).

     Our Billing Practices:

     For integration and licensing services, we bill our customers on a biweekly basis. On most communication services such as local and long distance provided through our service provider, we provide services on a prepaid basis. We also offer real-time billing. Real-time billing allows the customer to secure reports on the volume of calls, locations called, exact amount owed and other features. We also offer major customers weekly and monthly billing, if they post letters of credit.

     Geographic Markets:

     Our  target  markets  are  located   domestically  in  all  50  states  and
internationally in developing economies, including Asia, Latin America, and Eastern Europe.

     Marketing:

     We plan to partner with branded communications providers to integrate their systems into a consolidated package representing a single value proposition for direct marketing to our target markets.

     Competitive Business Conditions:

     The  Internet-based  communications  software  products  industry is highly competitive and varied. Most of our existing and potential competitors have financial, personnel, marketing, customer bases and other financial resources significantly greater than ours. Among our various competitors are many of our potential customers such as WorldCom, MCI, Cisco Systems and Lucent Technologies. These competitors have the flexibility to introduce new service and pricing options that may be more attractive to our existing and potential customers. As a result, these competitors have greater growth and profit potential than we do. We will attempt to overcome the competitive advantages of our competitors by pursuing our new strategy of acquiring businesses that are complementary to our own and which provide us with brand name recognition.

     Suppliers/Raw Materials:

     Our principal suppliers are provided below:

     o    Cisco Systems
     o    Sun Microsystems

     Although there can be no assurances, management believes that we have good relations with each of our principal suppliers. Our business does not require the use of raw materials to any significant degree. Those raw materials that we do need are readily available through numerous commercial sources.

     Dependence on Major Customers:

     During 2003, we were not dependent upon a few or a single major customer. During 2003, no single customer accounted for more than 10% of our revenues.

     Patents, Trademarks and Licenses:

     We do not hold, and have not applied for, any patents. We have previously filed for service mark protection with the U.S. Patent and Trademark Office for the following marks but in an effort to conserve scarce resources, we do not immediately intend to vigorously follow up on those filings:

     o    IPVoice,
     o    MultiCom,
     o    AuditRite,
     o    TrueConnect,
     o    TruePartner,
     o    4Com,
     o    ICB Connect,
     o    IP Jack-in-the-Box (stylized mark),
     o    COMMUNICATIONS OUT OF THE BOX,
     o    IPVoice.net,
     o    IPVoice.com,
     o    FLAT5,
     o    FLAT25, and
     o    4X4.

     The applications were filed between August 1998 and early 2001. To date, the following marks have been accepted for registration: MultiCom, TrueConnect, 4Com, IP Jack-in-the-Box, and FLAT25. Various office actions have been issued and responses filed. There can be no guarantees as to when, if ever, registration will be granted on any or all of our applications.

     Regulatory Matters:

Federal

     We have no current domestic license with the Federal Communications Commission ("FCC"). We use the Internet for transmission of long-distance telephone calls. Presently, the FCC does not regulate companies that provide IP Telephony services as common carriers or telecommunications service providers. Notwithstanding the current state of the rules, the FCC's potential jurisdiction over the Internet is broad because the Internet relies on wire and radio communications facilities and services over which these regulatory authorities have long-standing authority.

     We have previously requested our Competitive Local Exchange Carrier (CLEC) and Inter eXchange Carrier (IXC) status in the U.S., but do not presently intend to vigorously continue pursuing the CLEC and IXC status. A CLEC designation permits the resale of local telecommunications services and an IXC designation, which stands for InterExchange Carrier, allows for the resale of long-distance telecommunications services. We also have received a 214 international license from the FCC for international long-distance service.

Canadian

     In Canada, the Canadian Radio-Television and Telecommunication Commission determined in 1998 that IP Telephony service providers must pay local contribution charges for calls terminating on local telephone networks, while those calls that originate and terminate on computers are not subject to these charges. Canadian regulatory authorities may in the future make a determination to apply international call termination fees or otherwise tariff IP Telephony. We may also be required to comply with the regulations regarding the operation of our business in several foreign jurisdictions and will be subject to compliance with the requirements of the authorities of these locales regarding the establishment and operation of our business.

State

     Our business strategy historically subjected us to varying levels of regulation in the states in which we anticipated providing intrastate telecommunications services. The vast majority of the states required us to apply for certification to provide intrastate telecommunications services, or at least to register or to be found exempt from regulation before commencing intrastate service. The majority of states also require us to file and maintain detailed tariffs listing our rates for intrastate service. Although we had previously started the process of filing in each state, we do not intend to pursue this process vigorously at this time.

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

     We currently are not subject to any state regulation with respect to our Internet-related services. However, there can be no assurances that we will not be subject to such regulations in the future. Additionally, we are not aware of any pending legislation or regulations that would have a material adverse effect on our operations. As we expand our efforts we must remain attentive to relevant federal and state regulations. FCC rules prohibit switching a customer from one long-distance carrier to another without the customer's consent and specify how that consent must be obtained. Many states have consumer protection laws that further define the framework within which our marketing activities must be conducted. We intend to comply fully with all laws and regulations; however, the constraints of federal and state restrictions could impact the success of direct marketing efforts and otherwise increase our costs of doing business.

     Future Regulation:

     Due to the increasing popularity and use of the Internet, it is possible that additional laws and regulations may be adopted with respect to the Internet, covering issues such as:

     o    content,
     o    privacy,
     o    access to adult content by minors,
     o    pricing,
     o    bulk e-mail,
     o    encryption standards,
     o    consumer protection,
     o    electronic commerce
     o    taxation,
     o    copyright infringement, and
     o    other intellectual property issues.

     We cannot predict the impact, if any, that future regulatory changes or developments may have on our business, financial condition or results of operation. Changes in the regulatory environment relating to the Internet access industry, including regulatory changes that directly or indirectly affect telecommunication costs or increase the likelihood or scope of competition from regional telephone companies or others, could increase our operating costs, limit our ability to offer services and reduce the demand for our services.

     If, as the law in this area develops, we become liable for information carried on, stored on or disseminated through our gateways, it may be necessary for us to take steps to reduce our exposure to this type of liability through alterations in our equipment, expanded insurance coverage or other methods. This may require us to spend significant amounts of money for new equipment or premiums and may also require us to discontinue offering certain products or services.

     In a report to the United States Congress, the FCC stated its intention to consider regulating voice and fax telephony services provided over the Internet as "telecommunications" even though Internet access itself would not be regulated. The FCC is also considering whether such Internet-based telephone service should be subject to universal service support obligations or pay carrier access charges on the same basis as traditional telecommunications companies.

     Local telephone companies assess access charges to long-distance companies for the use of the local telephone network to originate and terminate long-distance calls, generally on a per-minute basis. Access charges have been a matter of continuing dispute, with long-distance companies complaining that the rates are substantially in excess of cost, but local telephone companies argue that access rates are justified to subsidize lower local rates for end users and other purposes. Local and long-distance companies both contend that Internet-based telephony should be subject to these charges. Since we plan to continue to install our gateways and to offer IP Telephony, we could be directly affected by these developments. We cannot predict whether these debates will cause the FCC to reconsider its current policy of not regulating Internet service providers.

     A governmental body could impose sales and other taxes on the provision of our services, which could increase the costs of doing business. A number of state and local government officials have asserted the right or indicated a willingness to impose taxes on Internet-related services and commerce, including sales, use and access taxes. No such laws have become effective to date. We cannot accurately predict whether the imposition of any such taxes would materially increase our costs of doing business or limit the services that we provide. It may be possible to pass on some of these costs to the consumer and continue to remain competitive.

     As our services are available over the Internet in multiple states and foreign countries, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state and foreign country. New legislation or the application of laws and regulations from jurisdictions in this area could have a detrimental effect upon our business.

Environmental

     Our business is not subject to any material costs or other effects as a result of compliance with federal, state or local environmental laws.

     Research and Development:

     Since our inception, we have spent $142,509 on research and development. During 2001, we spent $16,946 on research and development. No funds were spent on research and development in 2002 or 2003.

     Employees:

     We currently have 75 employees, the majority of whom perform consulting services for our clients. We currently have only one officer and one board member. We intend to fill all officer and board positions in 2004, once we are able to secure adequate director's and officer's liability insurance. Philip Verges is the Chief Executive Officer and Chairman. Mr. Verges also serves as our Principal Financial Officer. Lisa Hargraves is our staff controller. We expect to hire as many as 100 additional employees in 2004 in conjunction with forecasted growth plans. None of the current employees is represented by a labor union for purposes of collective bargaining. We consider our relations with our existing employees to be good.

     Reports to Security Holders:

     We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and copy these reports and other information we file at the Securities and Exchange Commission's public reference room in Washington, D.C. at 450 Fifth Street, N.W. The public may obtain information on the operation of the public reference room by calling the Securities and Exchange Commission at 1-800-SEC-0330. Our filings are also available to the public from commercial document retrieval services and the Internet website maintained by the Securities and Exchange Commission at www.sec.gov.

     Our principal executive offices are located at 14860 Montfort Drive, Suite 210, Dallas, Texas 75254. Our telephone number is 972-386-3372.

Available Information

     Our website address is www.ipvoice.com We make available free of charge through our Internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and Forms 3, 4 and 5 filed on behalf of directors and executive officers, and any amendments to these reports, filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission.

Item 2. Description of Properties

     At year-end December 31, 2003, we operated out of approximately 671 square feet of leased facilities located at 14860 Montfort Drive, Suite 210, Dallas, Texas 75254. Our telephone number is (972) 386-3372. Our lease expires on July 31, 2005. Our monthly rental payments are $1,079.75.

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

     We do not own any property or intend to have any property in the foreseeable future. We do not intend to renovate, improve or develop properties. We are not subject to any competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

     We are presently engaged in various legal actions as indicated below. We cannot determine at this time to what extent liability or damages, if any, will be imposed against us as a result of these matters. We do not currently maintain insurance coverage that would be applicable to any damages that may be awarded against us as a result of these matters. Should any significant damage awards be rendered against us, the payment of such damages may have a material adverse effect on our operations and financial condition.

     On December 17, 1999, Satlink 3000, doing business as Independent Network Services ("INS"), filed a complaint against the Company in the Superior Court of the State of Arizona, County of Maricopa, No. CV 99-22560, alleging breach of contract, and other causes of action and seeking actual and punitive damages as a result of the rescission of our merger with INS. In July, 2003 we reached a mutually agreeable settlement of this matter with Satlink 3000.

     On December 22, 1999, Peter Stazzone, who became the Company's Secretary and Treasurer in connection with the failed merger of Satlink 3000, filed a complaint against the Company in the Superior Court of the State of Arizona, County of Maricopa, Case No. CV 99-22828, alleging various causes of action against us, including breach of an employment contract with us, breach of fiduciary duty, tortious interference and intentional and negligent misrepresentation, all in connection with our rescission of the Satlink 3000 merger. Mr. Stazzone seeks his salary, liquidated damages, award of stock and options, interest and attorneys' fees. We are currently in settlement negotiations with Mr. Stazzone. If we are unable to reach a mutually agreeable settlement, we intend to defend this claim vigorously.

     On or about September 2, 2003, Fisher-Anderson, L.C. filed a complaint for breach of contract and conversion against us in the Superior Court of the State of Arizona, County of Maricopa, Case No. CV 2003-018065 seeking damages and other relief in connection with one or more leases of certain furniture and equipment provided by Fischer Anderson to the Company. We believe that we do not possess the furniture or equipment at issue. In the same lawsuit, we, along with other defendants, are defending claims in the nature of contract and breach of fiduciary duty brought by Mr. James Howson, our former Chairman and Chief
Executive Officer and a former stockholder that had personally guaranteed the lease obligations of the Company. We are currently is engaged in settlement negotiations with Fischer Anderson and Mr. Howson in an attempt to resolve the litigation. We have not yet filed a response to the claims. If we are unable to reach a mutually agreeable settlement, we intend to vigorously defend all claims.

     We are not aware of any contemplated legal proceeding by a governmental authority in which we may be involved.

Item 4. Submission of Matters to a Vote of Security Holders

     We did not submit any matter to a vote of security holders during the fourth quarter of 2003.










                [Balance of this page intentionally left blank.]

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     Our common stock has been since July 1998, and is currently, quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "IPVC.OB". The high, low and average bid information for each quarter for the two most recent fiscal years is presented below. The quotations are interdealer prices without adjustment for retail markups, markdowns or commissions and do not necessarily represent actual transactions. These prices may not necessarily be indicative of any reliable market value. On March 31, 2004, the last reported sale price of the common stock on the OTCBB was $0.94 per share.

              Quarter             High            Low        Average

        2001
        First Quarter             $0.51            $0.17        $0.35
        Second Quarter            $0.28            $0.09        $0.17
        Third Quarter             $0.11            $0.03        $0.05
        Fourth Quarter            $0.11            $0.01        $0.03

        2002
        First Quarter             $0.12            $0.03        $0.05
        Second Quarter            $0.06            $0.02        $0.04
        Third Quarter             $0.03            $0.01        $0.02
        Fourth Quarter            $0.26            $0.03        $0.11*

        2003
        First Quarter             $0.14            $0.07        $0.09
        Second Quarter            $0.28            $0.10        $0.18
        Third Quarter             $0.22            $0.13        $0.16
        Fourth Quarter            $0.60            $0.17        $0.34

* In the fourth quarter of 2002 the Company executed a 30-to-1 reverse stock split.

     Holders:

     As of December 31, 2003, we had 50,934,786 shares of our common stock outstanding held of record by 5,136 holders of record. We currently have only one class of common stock outstanding.

     Dividends:

     We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business operations. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors as the Board of Directors deems relevant. We are also subject to certain restrictions related to the declaration of dividends on our common stock by the terms of our outstanding preferred stock.

     Recent Sales of Unregistered Securities:

     In the first quarter 2000, an existing shareholder exercised warrants for 386,000 shares of common stock for $386,000 cash. In the first quarter 2000, an existing Rule 506 investor exercised his warrants for 75,000 shares of common stock by tendering $74,063 cash. In the first quarter 2000, we issued 300,000 shares of common stock for services/deposits, valued at the current market rate of $876,778, to two entities, one related party ($730,778) and the other unrelated ($146,000).

     In the second quarter 2000, we made a tender offer to the senior convertible (Series A) preferred stockholders who were given the option of: (1) converting all of the units into 17,832 shares of common stock, (2) converting a portion of the units to shares of common stock and amend the notes or (3) retain the units and not to agree to the offer. As a result of the tender offer, we issued 543,876 shares of common stock in exchange for the cancellation of 950 shares of Series A preferred stock and $759,450 of debt.

     During the second quarter of 2000, we received $2,084,371, net of expenses of $425,629, from the issuance of 2,500 shares of convertible Series B preferred stock with a 7.5% dividend rate. At the election of the shareholders, the Series B preferred stock may be converted into shares of common stock by dividing the purchase price by the conversion price. The conversion price equals the lesser of: (1) 110% of the lowest closing bid price for the common stock for the five trading days prior to the date of issuance or (2) 75% of the average of the three lowest closing bid price for the common stock for the thirty consecutive trading days preceding the conversion date. We have recorded a beneficial conversion feature discount on the issuance of convertible Series B preferred stock in the amount of $833,. Based on the Series B preferred stockholders' agreement, we are recording the Series B preferred stock dividend over 180 days from May 22, 2000. Also, on the conversion date, the Series B preferred stockholders have an option to acquire up to $2,500,000 of common stock at the conversion price. Furthermore, in accordance with the Series B preferred stockholders' agreement, we issued 350,000 warrants to purchase common stock at an exercise price of $2.136 per share.

     In July 2000, we, along with International Investment Partners Ltd. (IIP), agreed to terminate the consulting agreement, effective May 31, 2000, under terms which excused IIP from providing any further services and discontinued our obligation to make the monthly payments for such services. In addition, IIP agreed to exchange both outstanding warrants for 700,000 shares of common stock.

     In October 2000, we entered into an agreement with Marie Peregrim to provide sales and marketing management consulting services throughout Europe, excluding the United Kingdom, in exchange for 300,000 shares of common stock valued at $273,000. On February 14, 2001, our SB-2 was declared effective by the Securities and Exchange Commission ("SEC"). This SB-2 was filed primarily to register shares of common stock underlying the 2,500 shares of convertible Series B preferred stock and related dividends and warrants associated with the issuance.

     On February 20, 2001, the Company's Board of Directors adopted the 2001 Stock Award Plan ("Plan") under which 2,256,000 shares of common stock were reserved. The Plan was effective upon adoption. All of the shares under the Plan were granted that we no longer consider the plan active. Under the Plan, shares of common stock may be awarded to employees and consultants for services rendered. For purposes of the Plan, the shares of common stock were valued at $0.38 per share. A registration on Form S-8 was filed with the SEC on February 20, 2001 so that the shares of common stock, when awarded, would be freely marketable by the individual recipients.

     On April 26, 2001, the Company's Board of Directors adopted the 2001 Stock Award Plan II ("Plan II") to reserve an additional 3,004,418 shares of common stock. Plan II was effective upon adoption. For purposes of Plan II, these shares of common stock were valued at an average price of $0.13 per share. In consideration for their service, two of our former officers, Mr. Howson and Ms. Will each were awarded 1,000,000 shares of common stock under this Plan II. The remaining shares were issued to our employees as part of severance arrangements or for accepting certain wage concessions.

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

     In March of 2003 in a private placement exempt from registration, we issued 111,667 shares of common stock in satisfaction of consulting services contracts with third parties. On October 14, 2003, we issued 2,500 shares of Series C Preferred Stock in connection with our acquisition of Infotel. On November 24, 2003, we issued a $408,000 promissory note to VTI, an affiliate, for a short-term loan of a like amount. At various times between September 2003 and December 2003, we issued six convertible notes having two year maturities to two institutional investors in face amounts aggregating approximately $1.8 million. At various times throughout 2003, holders of the Series B Convertible Preferred Stock submitted conversion notices and we issued 23,885,332 shares of common stock in satisfaction of such conversion notices. At various times throughout

2003, holders of convertible notes issued by us in 2000 and 2001 submitted conversion notices to us and we issued 22,333,606 shares of common stock in satisfaction of such conversion notices. All of these issuances were exempt from registration as private placements of securities.

Item 6. Management Discussion and Analysis or Plan of Operation

     Forward-Looking Statements:

     Statements in this Management Discussion and Analysis include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be found in "Description of Business," "Management Discussion and Analysis or Plan of Operation" and elsewhere in the report. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) lack of demand for our products and services offered over the Internet; (b) competitive products and pricing; (c) limited amount of resources devoted to advertising; (d) lack of demand for our products and services being purchased via the Internet; and (e) other factors that may negatively affect our operating results. Statements made herein are as of the date of the filing of this Form 10-KSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. We expressly disclaim any obligation to update any information or forward-looking statements contained in this Form 10-KSB, except as may otherwise be required by applicable law.

     Overview

     Until we achieve a sustained level of profitability, we must be considered a start-up entity. Until that time, we may periodically depend on financing resources for cash flows to meet certain operating expenses and no assurance of our financial success or economic survival can be given during this period.

     We have only recently begun to experience revenue from the sale of IPVoice products and services. We believe our strategy, introduced in June of 2002, to package our own IP Telephony products and services with recognized brand names and to pursue sales in the high demand Telecommunications, Healthcare and Homeland Security Markets will be successful.

     We expect to  realize  $20,000,000  in overall  sales in fiscal  year 2004.
Management   anticipates  that  while  in  an  aggressive  growth  phase,  those forecasted sales will produce only a small profit.

     In addition to the products and services we currently offer in the Telecommunications market, we plan to further expand the current product line into the Healthcare and Homeland Security markets in fiscal 2004. Our plans call for accelerating market entry into the Healthcare and Homeland Security industries through strategic mergers and acquisitions. In the first quarter of 2004, IPVoice has already acquired Medical Office Software Inc. ("MOS"), and Digital Computer Integration Inc. ("DCI") as part of that strategy.

     MOS is an eighteen-year-old corporation providing medical industry software solutions to more than 3000 Physicians primarily in the South Florida Region. The flagship administrator product of MOS is a Medical Practice Management Software Package that includes billing, accounting and electronic claims filing.

     DCI is a fourteen-year-old corporation located in Plano, Texas that specializes in the development of non-standard products for use in the United States and Allied military applications, as well as homeland security and public safety applications. Custom solutions have included mission critical command and control computers, emergency vehicle mobile computing solutions and WIFI systems.

     We expect to seek additional strategic merger and acquisition candidates to further expand our product and service offerings in the Telecommunication, Healthcare and Homeland Security Markets in fiscal 2004 and beyond.

     In a two-fold strategy to expand sales into developing economic regions and at the same time tap into the offshore technical labor market, we will pursue acquisitions of systems integration firms in developing economies. In 2003, as previously mentioned, we acquired Infotel. In the first quarter of this year we acquired RKM IT Solutions in Caracas, Venezuela.

     RKM is a sixteen year old systems integration and IT outsourcing services firm recognized in Venezuela and throughout northern South America as a leading provider of voice, data and video network solutions, as well as systems and help desk support. Clients include DuPont, Bayer, Sony, BASF, ConocoPhillips, Colgate-Palmolive and ChevronTexaco. RKM is also a regionally certified partner for Cisco Systems, Sun Microsystems, Computer Associates, IBM and Microsoft. RKM has won the 2003 Microsoft Infrastructure Solution of the Year in Venezuela and has been recognized as a Gold Partner. The company is expanding its system integration and IT outsourcing services in the Caribbean, Colombia, Ecuador, Peru and Mexico.

     In addition to the systems integration firms acquired in Latin America and Asia, later in 2004 we plan to seek systems integration acquisition candidates in Eastern Europe.

     While we have and continue to aggressively grow through mergers and acquisitions, management plans for our long-term growth to be achieved through organic sales growth. The current financial forecasting only includes the consolidated forecasts of the acquired companies. In the second quarter of fiscal 2004 management will complete organic sales plans that will include additional sales being forecasted into fiscal 2004.

     We expect to raise additional capital in fiscal 2004 to support our growth plan. Currently, management anticipates raising at least $2 million in additional working capital for the Company and an additional $3 million in working capital for the majority owned subsidiaries of the Company. Management plans to raise the additional $3 million directly into the majority owned subsidiaries and not directly impact the capital structure of the Company in regard to raising the additional $3 million in capital.

     Results of Operations

     Net Sales. Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002 Net Sales. Net sales increased over one hundred percent (100 %) from $959,059 for the year ended December 31, 2002 to $2,346,945 for the year ended December 31, 2003. This increase was due primarily to the implementation of the previously herein described new business model implemented in June 2002. The corresponding acquisition of VTI in June 2002 and the full year of operations in 2003 with the assets acquired from VTI account for a notable portion of the increase in Net Sales from 2002 to 2003.

     Cost of sales increased one hundred fifty four percent (154%) from $631,769 for the year ended December 31, 2002 to $1,602,778 for the year ended December 31, 2003. This increase was primarily due to the corresponding increase in overall sales. Our cost of sales, as a percentage of sales for the year ended December 31, 2002 was approximately 65.9% and 68.3% for the year ended December 31, 2003. Management plans to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows. Management will leverage the increased purchasing volume to improve purchasing contracts and reduce overall cost of sales. Management will also implement resource utilization strategies that can demonstrate notable savings when applied over higher volumes of production.

     Compensation Expense. Compensation expense decreased eight percent (8%) from $331,189 for the year ended December 31, 2002 to $304,713 for the year ended December 31, 2003. Management is working to keep Compensation in reasonable proportion to the overall Company sales and expenses. Management has significantly decreased its stock-based compensation to outside consultants, officers and related party consultants and plans to continue to limit such compensation. No performance incentive Compensation program has yet been in place since the implementation of the new business model in June 2002, but management plans to construct and implement such a plan in 2004 intended to support the aforementioned objective of keeping overall Compensation in proportion to Company sales and expenses.

     General and Administrative Expense. General and administrative expenses for the Year ended December 31, 2002 expenses were $820,232 compared to $594,719 for the year ended December 31, 2003. The general and administrative expenses for the Year ended December 31, 2002 reflect an elevated level of what management would consider prudent and appropriate expenses for a notable portion of the year as management work to disperse recurring expenses that had been instituted under the previous IPVoice business model and consistent with the high general and administrative expense practices prevalent during the "dot com boom." Management plans to further reduce the general and administrative expenses as a percentage of overall sales and total expenses in 2004 through the consolidation of redundant processes in resources inherited in the recent acquisitions.

     Depreciation and amortization Expense. Depreciation and amortization expense decreased eighty percent (80%) from $46,072 for the year ended December 31, 2002 to $9074 for the year ended December 31, 2003. Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

     Liquidity and Capital Resources

     At December 31, 2002, the Company had cash of $46,642 and a working capital deficit of ($1,450,100) as compared to $1,632,083 and working capital surplus of $1,259,503 at December 31, 2003. This improved working capital situation was due primarily to the implementation of the previously herein described new business model implemented in June 2002. The corresponding acquisition of VTI in June 2002 and the full year of operations in 2003 with the assets acquired from VTI account for a notable portion of the improved cash position from 2002 to 2003.

     Since inception, the Company has financed operations primarily through equity security sales. The start-up nature of the Company may require further need to raise cash through equity sales at some point in the future in order to sustain operations. Accordingly, if revenues are insufficient to meet needs, we will attempt to secure additional financing through traditional bank financing or a debt or equity offering; however, because the start-up nature of the Company and the potential of a future poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our continuing plan of operations. There can be no assurance that we will be able to obtain financing on satisfactory terms or at all, or raise funds through a debt or equity offering. In addition, if we only have nominal funds by which to conduct our operations, it will negatively impact our potential revenues.

     Factors That May Affect Future Results:

     You should carefully consider the risks and uncertainties described below and other information in this report. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial may also harm our business operations. If any of these risks or uncertainties occurs, it could have a material adverse effect on our business.

     Risks Related to Our Company

     We have incurred operating losses in each of the last three years.

     Although in fiscal year 2003, we experienced a net profit of $195,454, during fiscal years 2002 and 2001, we experienced net losses of $1,416,382, and $2,689,747, respectively. We cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to remain profitable, our liquidity could be materially harmed.

     We cannot predict our future results because our business has a limited operating history, particularly in its current form.

     Given our limited operating history, it will be difficult to predict our future results. You should consider the uncertainties that we may encounter as an early stage company in a new and rapidly evolving market. These uncertainties include:

     o    ......market acceptance of our products or services;
     o    ......consumer  demand for, and acceptance of, our products,  services and follow-on products;
     o    ......our ability to create user-friendly applications; and
     o    ......our unproven and evolving business model.

     We have not generated significant revenues to date and incurred losses in fiscal years 2001 and 2002.

     We have a limited operating history and incurred losses for 2001 and 2002 We will need to achieve greater revenues to maintain profitability. There can be no assurance that we will be successful in increasing revenues, or generating acceptable margins, or, if we do, that operation of our business will be a profitable business enterprise. We will likely have to seek additional outside sources of capital for our business. There can be no assurance that we will be able to obtain such capital on favorable terms and conditions or at all. If this occurs the market price of our common stock could suffer.

     Our quarterly and annual sales and financial results have varied significantly in the past, and we expect to experience fluctuations in the future, which means that period-to-period comparisons are not necessarily meaningful or indicative of future performance.

     Our sales and operating results have varied, and may continue to vary, significantly from year to year and from quarter to quarter as a result of a variety of factors, including the introduction of new products by competitors, pricing pressures, the timing of the completion or the cancellation of projects, the evolving and unpredictable nature of the markets in which our products and services are sold and economic conditions generally or in certain geographic areas in which our customers do business. Furthermore, we may be unable to control spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, we cannot assure you that sales and net income, if any, in any particular quarter will not be lower than sales and net income, if any, in a preceding or comparable quarter or quarters. In addition, sales and net income, if any, in any particular quarter are not likely to be indicative of the results of operations for any other quarter or for the full year. The trading prices of our securities may fluctuate significantly in response to variations in our quarterly or annual results of operations.

     We may not be able to sustain or accelerate growth, or sustain or accelerate recurring revenue from our business.

     There can be no assurance that demand for our services and products will increase or be sustained, or that our current or future products will have market acceptance in that product category. Our acquisition costs per customer are high due to the significant costs associated with sales, research and development and marketing. To the extent we do not achieve growth and this cost per customer is not reduced, it will be difficult for us to generate meaningful revenue at acceptable margins or achieve profitability. To the extent that our business model is not successful, because market acceptance does not develop as expected, or other competing technologies evolve in connection with the changing market or for any other reason, we might have future unexpected declines in revenue.

     Rapid technological change could render our products and services obsolete.

     The IP Telephony industry is characterized by rapid technological innovation, sudden changes in user and customer requirements and preferences, frequent new product and service introductions and the emergence of new industry standards and practices. Each of these characteristics could render our services, products, intellectual property and systems obsolete. The rapid evolution of our market requires that we improve continually the performance, features and reliability of our products and services, particularly in response to competitive offerings. Our success also will depend, in part, on our ability:

     o to develop or license new products, services and technology that address the varied needs of our customers and prospective customers, and
     o to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

     If we are unable, for technical, financial, legal or other reasons, to adapt in a timely manner to changing market conditions or user preferences, we could lose customers, which would cause a decrease in our revenue.

     We may be unable to obtain additional capital if needed to grow our business, which would adversely impact our business. If we raise additional financing, you may suffer significant dilution.

     Although we expect that our current cash and cash from operations will be sufficient to satisfy our working capital and ordinary course capital expenditure needs over the next 12 months, if our revenues do not grow to cover our expenses, we will need to seek additional third-party investment in order to provide additional working capital and, in any event, additional capital will be required to finance our growth plans. We cannot be certain that financing from third parties will be available on acceptable terms to us or at all. Our future capital requirements will depend upon several factors, including the rate of market acceptance of our products and services, our ability to expand our customer base and our level of expenditures for sales and marketing. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If we cannot raise funds on acceptable terms, we may not be able to develop our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our ability to grow our business. Further, if we issue equity securities, you will experience dilution of your ownership percentage, and the new equity securities may have rights, preferences or privileges senior to those of our common stock.

     Many of our competitors have significantly greater resources than we do and may be able to respond more quickly to new or emerging technologies and changes in customer requirements.

     Companies that represent competition in our markets include WorldCom, Cisco Systems, Nortel Networks and MCI, among others.

     Certain of our competitors have significantly greater financial, technical, marketing and other resources than we do and may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Additional competition could result in price reductions, reduced margins and loss of market. We cannot guarantee that we will be able to compete successfully against future competitors or that future competitive pressures will not materially and adversely affect our business, financial condition and results of operations.

     If we lose the services of our key personnel, we may be unable to replace them, and our business could be negatively affected.

     Our success depends in large part on the continued service of our management and other key personnel and our ability to continue to attract, motivate and retain highly qualified employees. In particular, the service of Philip Verges, our Chairman and Chief Executive Officer is integral to the execution of our business strategy. If one or more of our key employees leaves IPVoice, we will have to find a replacement with the combination of skills and attributes necessary to execute our strategy. Because competition from other technology companies for skilled employees is intense, and the process of finding qualified individuals can be lengthy and expensive, we believe that the loss of services of key personnel could negatively affect our business, financial condition and results of operations.

                          Risks Related to Our Industry

     Deterioration of the IP Telephony industry could lead to further reductions in capital spending budgets by our customers, which could further adversely affect our revenues, gross margins and income.

     Our revenues and gross margins will depend significantly on the overall demand for IP Telephony products. Reduced capital spending budgets by our customers caused by the ongoing industry downturn have led to continued soft demand for our products and services, which has resulted in, and may continue to result in, decreased revenues, earnings levels or growth rates. The global economy in general, and the technology market in particular, has weakened and market conditions continue to be challenging. As a result, individuals and companies are delaying or reducing expenditures. We have observed effects of the global economic downturn in many areas of our business. In addition, the technology industry has experienced significant consolidation, and this trend is expected to continue. It is possible that we and one or more of our competitors each supply products to the companies that have merged or will merge. This consolidation could result in further delays in purchasing decisions by merged companies or in us playing a decreased role in the supply of products to the merged companies. Further delays or reductions in spending could have a material adverse effect on demand for our products and services and, consequently, our results of operations, prospects and stock price.

Risks Related to Our Capital Stock

     The public market for our common stock may be volatile.

     The market price of our common stock has been and is likely to continue to be volatile and significantly affected by various factors, including:

     o general market conditions and market conditions affecting technology stocks in particular;

     o    actual  or  anticipated   fluctuations  in  our  quarterly  or  annual
          operating results;

     o    announcements  relating  to  contracts,   investments,   acquisitions,
          divestitures;

     o    discontinued operations, layoffs or corporate actions;

     o    industry conditions or trends; and

     o    limited public float, market making activity and research coverage.

     The stock markets, especially the over-the-counter markets, have experienced significant price and volume fluctuations that have affected the market prices of many technology companies' stocks. These fluctuations have often been unrelated or disproportionate to operating performance. These broad market or technology sector fluctuations may adversely affect the market price of our common stock. General economic, political and market conditions such as recessions and interest rate fluctuations may also have an adverse effect on the market price of our common stock. In addition, the market price of our common stock has also been and is likely to continue to be affected by expectations of analysts and investors.

     Our preferred stock has certain preferences over our common stock with regard to liquidation, dividends and election of directors.

     Our issued and outstanding Senior Convertible Preferred Stock, Series B Preferred Stock and Series C Preferred Stock each hold a preference in liquidation over our common stock. In addition, our Series C Preferred Stock accrues dividends at an annual rate equal to $.060 per share. All of our outstanding Preferred Stock is subject to conversion into common stock upon the occurrence of certain enumerated events and contain provisions that may limit our ability to raise additional capital if needed. In addition, any such conversion will dilute our existing common stockholders.

     Our ability to issue additional preferred stock or other convertible securities may adversely affect the rights of our common stockholders and may make takeovers more difficult, possibly preventing you from obtaining optimal share price.

     Our Articles of Incorporation authorize the issuance of shares of "blank check" preferred stock, which would have the designations, rights and preferences as may be determined from time to time by the board of directors. Accordingly, the board of directors is empowered, without shareholder approval (but subject to applicable government regulatory restrictions), to issue additional preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the common stock. In the event of an issuance, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. We have also historically used securities that are convertible into common stock as a currency to finance acquisitions and may continue to do so in the future.

Item 7. Financial Statements

     The Consolidated Financial Statements of the Registrant required by this item are set forth on pages F-1 to F-15.

                          INDEX TO FINANCIAL STATEMENTS


Independent Auditors Report...............................................F-2

Consolidated Balance Sheet................................................F-3

Consolidated Statements of Operations.....................................F-4

Consolidated Statements of Stockholders' Equity...........................F-5

Consolidated Statements of Cash Flows.....................................F-7

Notes to Consolidated Financial Statements................................F-8

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
IPVoice Communications, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of IPVoice Communications, Inc., (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.



/s/Durland & Company, CPAs, P.A.
Durland & Company, CPAs, P.A.
Palm Beach, Florida
March 26, 2003

                          IPVoice Communications, Inc.
                           Consolidated Balance Sheet
                                  December 31,

                                           ASSETS                  2003                   2002
                                                           -------------------- ------------------------
CURRENT ASSETS
   Cash                                                    $          1,632,083 $                 46,642
   Accounts receivable, net of allowance of
        $26,535 and $124,963, respectively                              257,437                  193,362
   Prepaid expenses and deposits                                         32,394                    2,544
                                                           -------------------- ------------------------

          Total current assets                                        1,921,914                  242,548
                                                           -------------------- ------------------------
PROPERTY AND EQUIPMENT
   Computer and office equipment                                         28,022                   24,169
   Furniture and fixtures                                                 7,366                    7,366
                                                           -------------------- ------------------------

   Subtotal property and equipment                                       35,388                   31,535
   Less: Accumulated depreciation                                       (32,023)                 (27,222)
                                                           -------------------- ------------------------

          Total property and equipment                                    3,365                    4,313
                                                           -------------------- ------------------------
OTHER ASSETS
   Notes receivable                                                     759,000                        0
   Investment in unconsolidated subsidiary                            4,000,000                        0
   Goodwill                                                           2,755,757                2,756,327
   Intangible property                                                   65,440                        0
                                                           -------------------- ------------------------

          Total other assets                                          7,580,197                2,756,327
                                                           -------------------- ------------------------

Total Assets                                               $          9,505,476 $              3,003,188
                                                           ==================== ========================
         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable
      Trade                                                $             56,177 $                334,080
   Accrued expenses
      Trade                                                             116,183                        0
      Salary and taxes                                                   36,228                   63,704
      Dividends                                                               0                  469,120
      Interest - stockholders                                             6,000                   30,776
   Short-term line of credit                                            447,823                  794,979
                                                           -------------------- ------------------------

          Total current liabilities                                     662,411                1,692,659
                                                           -------------------- ------------------------
LONG-TERM LIABILITIES
   Notes payable                                                      3,800,000                1,625,773
                                                           -------------------- ------------------------

          Total long-term liabilities                                 3,800,000                1,625,773
                                                           -------------------- ------------------------

Total Liabilities                                                     4,462,411                3,318,432
                                                           -------------------- ------------------------

Minority interest in consolidated subsidiary                            100,693                        0
                                                           -------------------- ------------------------
STOCKHOLDERS' EQUITY
   Senior convertible preferred stock, $0.001
        par value, authorized 10,000,000
        shares; Series A, 100, Series B, 703 and
        1,628, Series C, 3,300 and 0  issued and
        outstanding shares                                                    4                        2
   Common stock, $0.001 par value, authorized
        100,000,000 shares; 50,934,786 and
        4,604,241 issued and outstanding shares                          50,935                    4,604
   Beneficial conversion feature discount                                     0                  959,697
   Additional paid-in capital                                        15,202,578                9,925,851
   Deficit accumulated during the development stage                 (10,311,145)             (11,205,398)
                                                           -------------------- ------------------------

          Total stockholders' equity                                  4,942,372                 (315,244)
                                                           -------------------- ------------------------

Total Liabilities and  Stockholders' Equity                $          9,505,476 $              3,003,188
                                                           ==================== ========================


     The accompanying notes are an integral part of the financial statements

                          IPVoice Communications, Inc.
                      Consolidated Statements of Operations
                            Years Ended December 31,


                                                                      2003             2002
                                                             ------------------ ---------------
REVENUES
   Net sales                                                 $        2,346,945 $       959,059
   Less: Cost of sales                                                1,602,778         631,769
                                                             ------------------ ---------------

         Gross margin                                                   744,167         327,290

OPERATING EXPENSES:
   Compensation                                                         304,713         331,189
   Advertising                                                           61,650           2,694
   Sales and marketing                                                   52,934           8,119
   General and administrative expenses                                  594,719         820,220
   Research and development                                                   0               0
   Depreciation and amortization                                          9,074          46,072
                                                             ------------------ ---------------

          Total expenses                                              1,023,090       1,208,294
                                                             ------------------ ---------------

Income (loss) from operations                                          (278,923)       (881,004)
                                                             ------------------ ---------------
OTHER INCOME (EXPENSE):
   Interest income                                                          526             107
   Interest expense                                                      (6,040)        (34,548)
   Other income                                                          18,000           1,568
   Gain on write-off of accounts payable                                288,836        (404,077)
                                                             ------------------ ---------------

          Total other income (expense)                                  301,322        (436,950)
                                                             ------------------ ---------------

Net income (loss) before minority interest                               22,399      (1,317,954)

  Minority interest in consolidated subsidiary income (loss)            173,055               0
                                                             ------------------ ---------------

Net income (loss)                                            $          195,454 $    (1,317,954)
                                                             ================== ===============

Income (loss) per weighted average common share              $             0.01 $         (0.03)
                                                             ================== ===============

Number of weighted average common shares outstanding                 19,514,021      41,350,894
                                                             ================== ===============





     The accompanying notes are an integral part of the financial statements

                          IPVoice Communications, Inc.
                 Consolidated Statements of Stockholders' Equity




                                             Number of Shares       Par Value of Stock    Additional
                                           -----------------------  ------------------     Paid-In
                                           Preferred   Common       Preferred  Common      Capital
                                           ---------- ------------  --------- ---------  ------------
BEGINNING BALANCE, December 31,                 2,700   18,866,384  $       3 $  18,866  $  6,019,085
2000
1st qtr. - services (0.38/sh.)                      0    2,256,000          0     2,256       855,024
1st qtr. - conversion of Series B pref. stock     (20)      98,217          0        98           (98)
2nd qtr. - services ($0.13/sh.)                     0    3,004,418          0     3,004       384,879
2nd qtr. - conversion of Series B pref. stock     (90)   1,058,805          0     1,059        (1,059)
2nd qtr. - issuance of shares for interest          0      126,630          0       127        28,441
Series B preferred stock dividend                   0            0          0         0             0
2nd qtr. -  bene. conv. feature discount            0            0          0         0             0
3rd qtr. - issuance of shares for interest          0      143,195          0       143         8,443
3rd qtr. - conversion of Series B pref. stock     (50)   1,674,665          0     1,675        (1,675)
4th qtr. - conversion of Series B pref. stock     (22)   1,717,656          0     1,718        (1,718)
4th qtr. - issuance of shares for interest          0      268,500          0       268         8,324
Net loss                                            0            0          0         0             0
                                           ---------- ------------  --------- ---------  ------------

BALANCE, December 31, 2001                      2,518   29,214,470          3    29,214     7,299,646
Series B preferred stock dividend                   0            0          0         0             0
1st qtr. - issuance of shares for interest          0      171,840          0       172         8,423
1st qtr. - services ($0.04/sh.)                     0   10,500,000          0    10,500       409,500
2nd qtr. - services ($0.04/sh. & $0.05/sh.)         0    2,500,000          0     2,500       102,500
3rd qtr, - services ($0.05/sh.)                     0    5,000,000          0     5,000       245,000
3rd qtr. - conversion of Series B pref. stock     (48)   5,303,824          0     5,304        (5,304)
4th qtr. - conversion of Series B. pref. stock     (3)   1,774,375          0     1,774        (1,774)
4th qtr. - conversion of debt                       0   60,000,000          0    60,000     1,740,000
4th qtr. - 1 for 30 reverse split                   0  110,648,874)         0  (110,649)      110,649
4th qtr. - conversion of Series B. pref stock     (26)     588,546         (1)      589          (588)
4th qtr. - services ($0.09/sh.)                     0      200,000          0       200        17,800
Bene. conv. feature discount amortization           0            0          0         0             0
Net loss                                            0            0          0         0             0
                                           ---------- ------------  --------- ---------  ------------

BALANCE, December 31, 2002                      2,441    4,604,181          2     4,604     9,925,852
Issuance of common stock for services               0      111,667          0       112        12,171
Series B preferred stock dividend                   0            0          0         0       723,585
Conversion of Series B pref. stock             (1,738)  23,885,332         (1)   23,885       (23,883)
Conversion of Series A pref. stock               (100)     710,218          0       710          (710)
Beneficial conver feature discount amort            0            0          0         0             0
Conversion of debt to common stock                  0   21,623,388          0    21,624     1,265,566
Issuance of Series B pref. stock                3,300            0          3         0     3,299,997
Net income (loss)                                   0            0          0         0             0
                                           ---------- ------------  --------- ---------  ------------
ENDING BALANCE, December 31, 2003               3,903   50,934,786  $       4 $  50,935  $ 15,202,578
                                           ========== ============  ========= =========  ============






     The accompanying notes are an integral part of the financial statements

                          IPVoice Communications, Inc.
                 Consolidated Statements of Stockholders' Equity
                                  (Continued)

               Deficit
 Beneficial   Accumulated          Total
 Conversion   During the       Stockholders'
  Feature     Development         Equity
  Discount       Stage         (Deficiency)
 ----------  -------------   ---------------
 $  833,333  $  (6,830,546)  $        40,741

          0              0           857,280
          0              0                 0
          0              0           387,883
          0              0                 0
          0              0            28,568
          0       (181,125)         (181,125)
    212,697              0           212,697
          0              0             8,586
          0              0                 0
          0              0                 0
          0              0             8,592
          0     (2,689,747)       (2,689,747)
 ----------  -------------   ---------------

  1,046,030     (9,701,418)       (1,326,525)
          0       (173,932)         (173,932)
          0              0             8,595
          0              0           420,000
          0              0           105,000
          0              0           250,000
          0              0                 0
          0              0                 0
          0              0         1,800,000
          0              0                 0
          0              0                 0
          0              0            18,000
    (86,333)        86,333                 0
          0     (1,416,382)       (1,416,382)
 ----------  -------------   ---------------

    959,697    (11,205,399)         (315,244)
          0              0            12,283
          0       (260,897)          462,688
          0              0                 1
          0              0                 0
   (959,697)       959,697                 0
          0              0         1,287,190
          0              0         3,300,000
          0        195,454           195,454
 ----------  -------------   ---------------
 $        0  $ (10,311,145)  $     4,942,372
 ==========  =============   ===============






     The accompanying notes are an integral part of the financial statements

                          IPVoice Communications, Inc.
                      Consolidated Statements of Cash Flows
                            Years Ended December 31,

                                                                                      2003           2002
                                                                                --------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $       195,454 $   (1,416,382)
Adjustments to reconcile net loss to net cash used by operating activities:
   Minority interest in consolidated subsidiary loss                                   (173,055)             0
   Stock issued for services/deposits - related party                                         0        260,000
   Stock issued for services/interest - other                                            12,283        533,000
   Depreciation                                                                           4,801         46,072
   Bad debt expense                                                                           0         98,428
   Loss on asset abandonment                                                                  0        404,077
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                            34,534        (15,979)
   (Increase) decrease in prepaid expenses and deposits                                 (29,850)           807
   Increase (decrease) in accounts payable - trade                                       10,933         89,740
   Increase (decrease) in accounts payable - related party                                    0       (115,538)
   Increase (decrease) in accrued expenses                                              116,183              0
   Increase (decrease) in accrued salary and taxes                                      (27,476)        15,140
   Increase (decrease) in accrued dividends payable                                           0              0
   Increase (decrease) in accrued interest                                                6,000         25,776
                                                                                --------------- --------------

Net cash used by operating activities                                                   149,807        (74,859)
                                                                                --------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Loans to future subsidiaries                                                        (759,000)             0
   Acquisition of intangible asset                                                      (10,000)             0
   Purchase of property and equipment                                                    (3,366)             0
                                                                                --------------- --------------

Net cash used by investing activities                                                  (772,366)             0
                                                                                --------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances on notes payable                                                          1,800,000              0
   Payments on notes payable                                                                  0        (28,364)
   Advances on short term line of credit                                                408,000        119,534
   Cash purchased in acquisition                                                              0         17,641
                                                                                --------------- --------------

Net cash provided by financing activities                                             2,208,000        108,811
                                                                                --------------- --------------

Net increase (decrease) in cash and equivalent                                        1,585,441         33,952
                                                                                --------------- --------------

CASH, beginning of period                                                                46,642         12,690
                                                                                --------------- --------------

CASH, end of period                                                             $     1,632,083 $       46,642
                                                                                =============== ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid in cash                                                        $            40 $          181
                                                                                =============== ==============
Non-Cash Financing Activities:
   Common stock issued to pay Series B preferred stock dividend                 $       723,585 $      173,932
                                                                                =============== ==============
   Common stock issued to pay interest                                          $        30,776 $        8,592
                                                                                =============== ==============
   Net assets purchased by issuing promissory note                              $             0 $      243,673
                                                                                =============== ==============
   Conversion of acquisition note into common stock                             $             0 $    1,800,000
                                                                                =============== ==============
   Common stock issued to convert debt                                          $     1,265,566 $            0
                                                                                =============== ==============
   Issuance of promissory note and preferred stock to acquire subsidiary        $     4,000,000 $            0
                                                                                =============== ==============

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

     b) SIGNIFICANT ACQUISITIONS In March 1998, IPVoice Communications, Inc., a Nevada corporation, acquired 100% of the issued and outstanding shares of the common stock of IPVoice Communications, Inc., a Delaware corporation, in a reverse merger, which was accounted for as a reorganization of the Delaware company. In June 2002, the Company acquired the net assets of Vergetech, Inc., a Texas corporation, in exchange for a $3,000,000 promissory note maturing in January 2004. This acquisition has been accounted for as a purchase. In June 2003, The Company agreed to a term sheet agreement to acquire 51% of IP Global Voice, Inc., a then newly formed Delaware corporation headquartered in San Francisco, California. In July 2003, The Company agreed to a term sheet agreement to acquire 100% of InfoTel Technologies, Pte, Limited, a Singapore company, from the debt holders of Appiant Technologies, Inc.

     c) PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of IPVoice Communications, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated.

     d) NET LOSS PER SHARE Basic net loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

     e) STOCK COMPENSATION FOR SERVICES RENDERED The Company issues shares of common stock in exchange for services rendered. The costs of the services are valued according to US generally accepted accounting principles and have been charged to operations.

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

                          IPVoice Communications, Inc.
                   Notes to Consolidated Financial Statements

(1) SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)
     g) INTANGIBLES In the second quarter of 2000, the Company engaged a law firm for the preparation and filing of the required applications for rates and tariffs with the state regulatory authorities in 48 continental United States, Hawaii, the District of Columbia and the U.S. FCC at a total cost of $260,000, in accordance with APB 17. The Company intends to amortize this cost over a twelve-month period beginning with the initiation of operations, as these rates and tariffs are renewed on an annual basis. In the fourth quarter of 2002, in conjunction with the redirection of the Company's business, this asset has been written off. In June 2002, goodwill in the amount of $2,756,327 was recorded in conjunction with the net asset acquisition from Vergetech. The Company will evaluate this asset periodically to determine any impairment of the asset.

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

                          IPVoice Communications, Inc.
                   Notes to Consolidated Financial Statements

(2) STOCKHOLDERS' EQUITY (Continued) In April 1999, the Company issued 250,000 shares of common stock to an existing stockholder for $100,000 cash. In April 1999, an existing stockholder exercised a warrant for 155,000 shares of common stock by tendering $100,000 cash. In April 1999, an existing stockholder exercised a warrant for 1,600,000 shares of common stock by tendering $96,000 in cash. In the second quarter, the Company completed a Regulation D rule 506 Private Placement for units, which included the issuance of 1,150 shares of senior convertible (Series A) preferred stock in exchange for $4,600 in cash. These senior convertible (Series A) preferred shares, as a group, were convertibleinto common shares equaling 51% of the issued and outstanding common shares after conversion, in the event of an uncured default of the notes payable. In July 1999, the Company discovered that it had failed to issue and record 10,000 shares of common stock in exchange for legal services, valued at $10,000 in 1997, as originally contracted. These shares were recorded in July 1999. In August 1999, the Company issued 437,500 shares of common stock for $175,000 cash. All common stock shares issued in exchange for cash, except the two warrant exercises, were subscribed for in January 1999. In November 1999, the Company issued 10,000 shares of common stock in exchange for services, valued at $23,750. In December 1999, the Company discovered that it had failed to issue and record 200,000 shares of common stock for services valued at $20,000, which had been contracted for in October 1998, and were recorded in December 1999.

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

     During the second quarter of 2000, the Company received $2,084,371, net of expenses of $425,629, from the issuance of 2,500 shares of convertible Series B preferred stock with a 7.5% dividend rate. At the election of the shareholders, the Series B preferred stock may be converted into shares of common stock by dividing the purchase price by the conversion. price. The conversion price equals the lesser of: (1) 110% of the lowest closing bid price for the common stock for the five trading days prior to the date of issuance or (2) 75% of the average of the three lowest closing bid price

                          IPVoice Communications, Inc.
                   Notes to Consolidated Financial Statements

(2) STOCKHOLDERS' EQUITY (Continued) for the common stock for the thirty consecutive trading days preceding the conversion date. The Company has recorded a beneficial conversion feature discount on the issuance of convertible  Series  B  preferred  stock  in  the  amount  of  $833,333  in accordance with EITF Topic D-60. Based on the Series B preferred stockholders' agreement, the Company is recording the Series B preferred stock dividend over 180 days from May 22, 2000. Also, on the conversion date, the Series B preferred stockholders have an option to acquire up to $2,500,000 of common stock at the conversion price. The Company is currently evaluating the financial statement effects of this option. Furthermore, in accordance with the Series B preferred stockholders' agreement, the Company issued 350,000 warrants to purchase common stock at an exercise price of $2.136 per share.

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

                          IPVoice Communications, Inc.
                   Notes to Consolidated Financial Statements

(2) STOCKHOLDERS' EQUITY (Continued) In the first half of 2002, the Company filed a Form S-8 to register 12,500,000 shares of common stock at a price of $0.04 per share, which were subsequently issued to certain officers, directors, related parties and others. In April 2002, the Company filed a Form S-8 to register 500,000 shares of common stock at a price of $0.05 per share, which were issued to the Company's law firm. In April 2002, the Company issued 171,840 restricted common shares as payment of $8,592 in accrued interest to the remaining Series A unit holders. In the third quarter 2002, the Company issued 5,000,000 common shares in exchange for services valued at $250,000, or $0.05 per share, pursuant to an S-8 registration statement. In the third and fourth qarters 2002, 51 shares of the Series B preferred stock were converted to 7,078,199 common shares. In October 2002, 60,000,000 common shares were issued to convert $1,800,000 of the promissory note issued to acquire the net assets of Vergetech. In October 2002, the Company completed a 1 for 30 reverse split of its common stock, resulting in 110,648,874 shares being retired. Subsequent to the reverse split, 26 shares of the Series B preferred stock were converted into 588,546 shares of common stock, and 200,000 shares of common stock were issued in exchange for services valued at $18,000, or $0.09 per share.

     In 2003 The Company issued 111,667 shares of restricted common stock in exchange for services valued at $12,283. In 2003, the holders of the Series B preferred stock converted the remaining balance of 2,2483 shares into 23,885,332 shares of common stock. In 2003 the holders of $1,387,191 of convertible debt, including interest, exchanged the debt and interest for 22,333,606 shares of common stock. In October 2003, the Company issued 3,300 shares of Series C Preferred Stock to close the acquisition of Infotel.

(3) INCOME TAXES Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $10,311,100 which expire beginning December 31, 2117. There may be certain limitations on the Company's ability to utilize the loss carry-forwards in the event of a change of control, should that occur.

     The amount recorded as a deferred tax asset, cumulative as of December 31, 2003, is $4,124,400, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $4,124,400, as the Company has no history of profitable operations. The significant components of the net deferred tax asset as of December 31, 2003 are:


Net operating losses                     $       4,124,400
                                         -----------------
Valuation allowance                             (4,124,400)
                                         -----------------
Net deferred tax asset                   $               0
                                         =================

                          IPVoice Communications, Inc.
                   Notes to Consolidated Financial Statements

(4)  COMMITMENT AND CONTINGENCIES
     a) LEASES The Company has entered into a sale-leaseback agreement with Creative Capital Leasing Group ("Lessor") in February 2001. The Lessor purchased certain equipment from the Company at a price of $300,000; the book value of the assets was in excess of $300,000. The Company was required to make monthly payments commencing February 1, 2001 in the amount of $11,288 for 66 months. The former President of the Company had pledged personal assets as collateral, which the Company have been foreclosed upon. The Company paid approximately $28,400 in rentals during 2002. (See note 8)

     b) LAWSUITS In December 1999, SatLink filed a lawsuit alleging breach of contract as a result of the rescission of the acquisition in October 1999, as discussed in Note 5 above. This lawsuit was dismissed in 2003. In December 1999, the former CFO of the Company filed a lawsuit alleging breach of contract as a result of the rescission of the employment agreement in October 1999.

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

     In his complaint, Mr. McKim alleges that the Company failed to issue the 300,000 shares to him, thereby breaching the employment agreement. In addition, he alleges that, in failing to provide the shares to him, the Company committed fraud. The Company filed its answer on June 19, 2000 denying the allegations of the complaint. The Company also filed a counterclaim against Mr. McKim alleging that, during the course of his employment, Mr. McKim engaged in intentional misrepresentation, breach of fiduciary duty and intentional interference with business relationships. This lawsuit was settled in 2003. The Company issued 11,667 shares of restricted common stock to Mr. McKim to settle this lawsuit.

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

     d) ACQUISITIONS In June 2003, the Company entered into a term sheet agreement to acquire 51% of the common stock of IP Global Voice, Inc.,
     (IPGV), a Delaware corporation headquartered in San Francisco, California. At the time of the agreement IPGV was a newly formed corporation. This term sheet required the Company to loan IPGV $100,000 on a Senior Secured Convertible Promissory Note, carring an interest rate of 10% and maturing on March 30, 2004. Closing of the acquisition would occur when the Company loaned IPGV an additional $400,000 with the same terms as the initial $100,000. The Company completed the initial $100,000 on the date of signing the term sheet, a second $100,000 in August 2003, and the remaining $300,000 in September 2003, at which time the acquisition was considered closed. At closing the Company committed to invest $4,500,000 in IPGV in exchange for 6,000,000 shares of IPGV common stock; a warrant to purchase an additional 1,000,000 shares of IPGV common stock at a price of $1 per share and 2,250,000 shares of IPGV common stock in exchange for 2,250,000 shares of Series C Preferred Stock of the Company.

     In July 2003, the Company entered into a term sheet agreement to acquire 100% of the common stock of InfoTel Technologies, Pte, Limited, a Singapore corporation, headquartered in Singapore from the Debenture holders

     d) ACQUISITIONS, continued of Appiant Technologies, Inc. This acquisition was based on a $4,000,000 purchase price. The Appiant Debenture holders received 3,000 shares of Series C Convertible Preferred Stock of the Company valued at $3,000,000 and a promissory note for $1,000,000. Subsequently this was modified to $3,300,000 of preferred stock, (3,300 shares), and a $700,000 promissory note. There is a one year look- back holding that the Company's common stock underlying the conversion of the preferred stock must have a value of $3,000,000, (now $3,300,000), or the Company is required to either pay the holders the difference between $3,000,000 and the market price in cash, or sell Infotel and apply the proceeds to pay the difference. The preferred stock is convertible, 1/2 after one year and 100% after two years, at the lesser of the 20 day trailing average price per share of the common stock or $1 per share.

(5) CHANGE OF CONTROL On June 19, 2002, the Company entered into an Asset Purchase Agreement to purchase substantially all of the assets of Vergetech, Inc. of Dallas in exchange for a promissory note in the amount of $3,000,000. At that time, the existing officers and directors resigned after appointing a new director and officer.

(6) ASSET ABANDONMENT Subsequent to the change of control, new management attempted to take control and possession of the Company's assets. Prior management informed new management that the assets had been relocated to Lancaster, Pennsylvania, under the control of Jeremy Feakins, a stockholder of the Company. Mr. Feakins has refused to disclose the physical location of the assets. Management is evaluating the options and remedies available to it. As a result, management elected to write-off these assets. Creative Capital, (note 5), elected to foreclose on the assets pledged by the previous President. Therefore, the Company elected to write down the balance of this lease to zero.

(7) LONG TERM DEBT In 2003, the Company retired $1,387,191 of convertible debt and accrued interest. This debt was retired by issuing 22,333,606 shares of common stock. In November and December 2003, the Company borrowed $1,800,000 in four traunches from two parties, both of whom have been holders of the Company's preferred and common stock. The terms of all four traunches are the same; payment of principal two years from the date of issuance; 8% interest rate, payable quarterly in cash or common stock of the Company and a 12% discount from the face amount of the note. The combination of the amortization of the discount and stated interest rate equals a 14% rate of interest annually. The debt is convertible in whole or in part into share of the Company's common stock at the debt holders option. The conversion price is the trailing ten day average closing price of the common stock .

     In December 2003, the Company issued a $700,000 promissory note to the debt holders of Appiant Technology, Inc. as a portion of the purchase price of Infotel Technologies, Pte, Limited. The terms of this note are: $100,000 payable in February and March 2004, $50,000 each month thereafter. This note carries no stated interest rate.

(8) SHORT TERM DEBT In November 2003, the Company borrowed $400,000 with 90 day terms. This note carried a 2% discount from the face amount, equaling an *% annual rate of interest.

(9)  SUBSEQUENT EVENTS
     a) SIGNIFICANT ACQUISITIONS In January 2004, the Company entered into a term sheet agreement to acquire 51% of the common stock of Digital Computer Integration Corp., (DCI), a Plano, Texas based corporation. Under the terms of the agreement, the Company is required to loan DCI $100,000 spread over the following month, on a convertible note, bearing interest at 8% and convertible into common stock at the closing of the acquisition. Further, the Company is required to loan $250,000 at the acquisition closing under another convertible note bearing 8% rate of interest with no stated maturity and provide a line of purchase order financing to DCI in the amount of $1,000,000. The acquisition is based on a factor of one times signed 2004 revenue at the closing date,

                          IPVoice Communications, Inc.
                   Notes to Consolidated Financial Statements

(9)  SUBSEQUENT EVENTS, (Continued)
     a) SIGNIFICANT ACQUISITIONS, continued or an expected amount of approximately $1,100,000. This price carries a one year look back which can adjust the purchase price upward or downward based on actual recorded revenue for the year ended December 31, 2004, but in no event greater than a 30% adjustment.

     In January 2004, the Company entered into a term sheet agreement to acquire 100% of the common stock of RKM Suministros, C.A., (RKMV), and RKM USA Corp., Inc., (RKMM). RKMV is a Venezuela corporation and is headquartered in Caracas. RKMM is a Miami based US corporation. The purchase price of RKMV is $2,000,000, to be paid in the form of shares of Series C Convertible Preferred Stock of the Company. The sales price is based on one times gross revenue. The sellers cannot convert for the first six months. At the end of six months the seller can convert up to $600,000 worth of the preferred shares and an additional $400,000 after nine months and the balance after the first anniversary. The sellers are restricted from any conversions that would represent a greater than 4.9% stake in the then issued and outstanding common stock of the Company. This agreement carries a one year look back with an adjustment in the sales price of a maximum of 30% upward, (maximum price of $2,600,000), and 20% downward, ($1,600,000 minimum price). This look back is based on the one year revenues of RKMV and RKMM for the immediately preceding 12 months. Revenue variations resulting in exchange rate fluctuations between the US dollar and Venezuelan Bolivare are specifically excluded for these purposes. In addition, there is a second look back provision, which allows for the reversal of some to all of the transaction if the Company's common stock does not have a minimum of $20,000,000 in trading volume over the immediately preceding 12 months. If, during the first 12 months after closing, the Company experiences a change of control, the sellers conversion rights are immediately accelerated to 100%. If prior to the conversion of the Prefered stock, the Company is sold or otherwise no longer a publicly traded entity, the sellers may opt to reverse the acquisition. The purchase price of RKMM is $1. The Company is obligated to lend RKM $40,000 within 10 days, $30,000 within 60 days and $30,000 within 90 days after the closing. The Company is also obligated to lend RKM $1,000,000 in additional funds in conjunction with contracted projects which have a mimimum 25% pre-tax profit margin.

     In February 2004, the Company entered into a purchase agreement to acquire 51% of the common stock of Medical Office Software, Inc., (MOS), a Florida corporation headquartered in Ft. Lauderdale, Florida. The purchase price is $1,000,000, payable by conversion of a $150,000 note that a major stockholder of MOS owes to VTI, a related party of the Company, $300,000 in cash and $550,000 , (550 shares), in shares of Convertible Preferred Stock of the Company.

     In February 2004, the Company entered into a term sheet agreement to acquire 51% of the common stock of Wireless Frontier Internet, Inc. The Company is obligated to provide $100,000 on April 1, 2004, on a convertible note carrying an 8% rate of interest. The purchase price is $15,000,000, payable as $13,800,000 in shares of Convertible Preferred Stock of the Company and $1,100,000 in cash, with $300,000 due at the closing; $300,000 each at 90 days and 180 days subsequent to closing and the final $200,000 at 270 days subsequent to closing. The Convertible Preferred Stock of the Company will bear a stated dividend rate of 4% and is restricted from conversion into common stock for two years from issuance.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 8A. Controls and Procedures

     As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

     "Disclosure controls and procedures" are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

     Because of the inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud, if any, within the Trust have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act

     The following table sets forth information with respect to the sole executive officer and director of IPVoice as of December 31, 2003.

Name                 Age        Position
----------------     ---        ----------------------------------
Philip M. Verges      38        Chairman, Chief Executive Officer,
                                Principal Financial Officer,
                                Director since June 2002.

Philip Verges, Chief Executive Officer, Principal Financial Officer and Chairman of IPVoice, previously managed VTI since its inception. Mr. Verges is an experienced executive manager, with a track record in both telecommunications and high technology. Mr. Verges is a 1988 graduate of the United States Military Academy. His studies at West Point centered on national security. Accelerated for early promotion, Mr. Verges served with distinction as a U.S. Army Captain in a wide variety of important engagements to include research and development of counterterrorism communication technologies and practices.

     Mr. Verges' early career after the Army includes time in the Computer Sciences Research and Development Department of General Motors from as well as experience teaching systems engineering methodology and programming to Electronic Data Systems ("EDS") employees from 1991 to 1995. Mr. Verges' first business start-up experience was at EDS in a new division concentrating on call center technology in financial institutions. Later in 1995, he added to his start-up experience at a $30 million technology services business with the responsibility to open a new geographic region with a Greenfield operation. Mr. Verges founded VTI in 1997.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers, directors and 10% stockholders file reports of securities ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and 10% owners also are required to furnish us with copies of all Section 16(a) forms they file. VTI has informed us that as a result of the difficulties in calculating the number of shares of common stock beneficially owned by VTI as a result of the convertible debt issued by the Company to VTI, it was delinquent in filing certain of those reports during fiscal 2003.

Code of Ethics

     Because of our limited size and resources we have not currently adopted a code of ethics applicable to our executive officers and directors. We are currently looking to expand the size of the board of directors and expect to adopt such a code of ethics in connection with that expansion.

Item 10. Executive Compensation

     This table summarizes the before-tax compensation for the Chief Executive Officer who was the only executive officer of the Company during fiscal 2003.

Summary Compensation
                                                                                     Long-Term         All Other
                                                                                   Compensation      Compensation
                                                                                 -----------------
                                                            Annual Compensation          Awards
                                                       ------------------------- -----------------
                                                                                    Securities
                Name and                                                            Underlying
           Principal Position                 Year         Salary        Bonus       Options
------------------------------------------ ----------- ---------------- -------- ----------------- ---------------
Philip M. Verges (1)                          2003         $60,000           --           --              --
   Chairman, Chief Executive Officer,         2002          60,000 (2)       --           --              --
   Director                                   2001              --           --           --              --
    (since June 2002)
------------------------------------------ ----------- ---------------- -------- ----------------- ---------------
James K. Howson,                              2003            $ --            --          --              --
   Chairman, Chief Executive Officer and      2002              (3)           (3)         (3)             (3)
   Director                                   2001               0            --     416,000 (4)    $ 90,750
    (until June 2002)
------------------------------------------ ----------- ---------------- -------- ----------------- ---------------

(1) Mr. Verges became Chairman, Chief Executive Officer and a Director in June of 2002.
(2) Mr. Verges was paid a pro rated salary for fiscal 2002 based on an annual salary of $60,000.

     Mr. Howson was a consultant prior to becoming the Chief Executive Officer in June of 1999 and continued to be paid under the consulting agreement we had with Condor Worldwide LTD., a Company in which Mr. Howson was the Chairman, Chief Executive Officer and a controlling shareholder.

(3) Because of employee turnover and loss of business records, we are unable to determine executive compensation for fiscal 2002, prior to June of that year.
(4)  Represents a grant of Restricted Common Stock of the Company.

     Option Grants in 2003

     We maintain no stock option plan or long-term incentive plans at this time.

                          Option Exercises in 2003 and
                           2003 Year-End Option Values

     We maintain no stock option plan at this time. As such, none of the executive officers listed in the Summary Compensation Table exercised stock options or held unexercised stock options during 2003.

                            Compensation of Directors

     We have no arrangements for compensating our directors for attendance at meetings of the board of directors. We do reimburse directors' necessary travel expenses in connection with meetings. Due to our size and limited resources during fiscal 2003, the Chairman and Chief Executive Officer of the Company served as the sole member of the board of directors. Given the composition of the board of directors, we do not currently maintain a compensation or audit committee. We are currently looking to expand the size of the board of directors and expect to form a compensation and audit committee consisting of independent members, using the definition of independence set forth by the National Association of Securities Dealers' listing standards.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

                        Ownership of IPVoice Common Stock

     The following table shows how much of each class of our stock was beneficially owned as of March 31, 2004, by:

     o    our Chairman, Chief Executive Officer and sole director; and

     o each stockholder known by us to own beneficially at least 5% of our common stock.

     Beneficial ownership is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. In general, beneficial ownership includes any shares a director, executive officer or other 5% holder can vote or transfer, shares subject to stock options and warrants that are exercisable currently or become exercisable within 60 days and shares subject to convertible securities that are convertible currently or within 60 days. These shares are considered to be outstanding for the purpose of calculating the percentage of ownership of the stockholder holding these options, warrants or convertible securities, but are not considered to be outstanding for the purpose of calculating the percentage ownership of any other person. Percentage ownership is based on 56,945,397 shares of common stock and 3,400 shares of convertible preferred stock (each share of preferred stock is, at the holder's option, convertible into shares of common stock, subject to certain antidilution protection) outstanding as of March 31, 2004. Except as otherwise noted, the stockholders named in this table have sole voting and dispositive power for all shares shown as beneficially owned by them.

                                          Shares of Common                       Shares of
                                               Stock                            Convertible      Percentage
                                            Beneficially       Percentage     Preferred Stock  of Convertible
                                               Owned        of Common Stock Beneficially Owned Preferred Stock
----------------------------------------- ---------------- ---------------- ------------------ ---------------
Named Executive Officers and Directors
----------------------------------------- ---------------- ---------------- ------------------ ---------------
Philip M. Verges (1)                       22,000,000 (3)        28.6%               --               --

----------------------------------------- ---------------- ---------------- ------------------ ---------------
All current directors and executive        22,000,000            28.6                --               --
officers as a group (1 person)
----------------------------------------- ---------------- ---------------- ------------------ ---------------
Other 5% Stockholders
----------------------------------------- ---------------- ---------------- ------------------ ---------------
Verge Tech, Inc. (2)                       22,000,000 (4)        28.6%               --               --
----------------------------------------- ---------------- ---------------- ------------------ ---------------

*    Less than 1%.

(1) Mr. Verges's address is c/o IPVoice Communications, Inc., 14860 Montfort Drive, Suite 210, Dallas, Texas 75254.

(2) Verge Tech, Inc.'s address 14860 Montfort Drive, Suite 210, Dallas, Texas 75254.

(3) Shares of Common Stock beneficially owned include 2,000,000 shares of common stock owned directly and 20,000,000 shares of common stock issuable upon conversion of all of the remaining portion of the June 19, 2002 Promissory Note issued by the Company to acquire the assets of VergeTech, Inc., which is convertible at the option of Verge Tech, Inc. Mr. Verges, as the sole director and officer and a substantial stockholder of Verge Tech, Inc. is deemed to have beneficial ownership of those shares.

(4) Shares of Common Stock beneficially owned include 2,000,000 shares of common stock owned Mr. Mr Verges and 20,000,000 shares of common stock issuable upon conversion of all of the remaining portion of the June 19, 2002 Promissory Note issued by the Company to acquire the assets of VergeTech, Inc., which is convertible at the option of Verge Tech, Inc. Mr. Verges is the sole director and officer and a substantial stockholder of Verge Tech, Inc. and, as such, Verge Tech, Inc. may be deemed to have beneficial ownership of those shares. Verge Tech, Inc. disclaims such ownership of Mr. Verges' shares.

Item 12. Certain Relationships and Related Transactions

     On June 19, 2002, we acquired the assets of VTI. Philip M. Verges, the founder and a principal shareholder of VTI, is also our chief executive officer and sole member of our Board of Directors.

     In October 2002, we converted $1,800,000 of the Promissory Note issued on June 19, 2002 to VTI into 2,000,000 shares of restricted common stock (post-reverse split). The remainder of such Note is unconverted. See Item 11 above for a description of the Note and beneficial ownership of the common stock into which the Note can be converted.

Item 13. Exhibits, Financial Statement Schedule and Reports on Form 8-K

     (a) Exhibits

EXHIBIT
NO.       DESCRIPTION OF EXHIBIT

2.1 Purchase Agreement dated October 14, 2003 by and among IPVoice Communications, Inc. and Intercoastal Financial Services Corporation. (Filed as Exhibit 20.1 to the Company's Current Report on Form 8-K filed October 15, 2003 and incorporated herein by reference.)

2.2 Stock Purchase Agreement dated August 26, 2003 by and between IPVoice Communications, Inc. and IP Global Voice, Inc. (Filed as Exhibit 21.0 to the Company's Current Report on Form 8-K filed September 2, 2003 and incorporated herein by reference.)

3.1 Articles of Incorporation of Nova Enterprises, Inc. (Filed as Exhibit 3.(i).1 to the Company's Form 10-SB filed November 3, 1999 and incorporated herein by reference.)

3.2 Certificate of Amendment of Articles of Incorporation changing name to IPVoice Communications, Inc. (Filed as Exhibit 3.(i).2 to the Company's Form 10-SB filed November 3, 1999 and incorporated herein by reference.)

3.3 Certificate of Amendment of Articles of Incorporation changing name to IPVC.com, Inc. (Filed as Exhibit 3.(i).3 to the Company's Form 10-SB filed November 3, 1999 and incorporated herein by reference.)

3.4 Certificate of Amendment of Articles of Incorporation changing name to IPVoice.com, Inc. (Filed as Exhibit 3.(i).4 to the Company's Form 10-SB filed November 3, 1999 and incorporated herein by reference.)

3.5 Certificate of Amendment of Correction completing the description of the Senior Convertible Preferred Shares listed in the Certificate of Amendment of Articles of Incorporation filed on April 19, 1999. (Filed as Exhibit 3.(i).5 to the Company's Quarterly Report of Form 10-QSB filed May 15, 2000 and incorporated herein by reference.)

3.6 Certificate of Amendment of the Articles of Incorporation designating the preferences, limitations and relative rights of Series B Preferred Stock. (Filed as Exhibit 3.(i).6 to the Company's Quarterly Report of Form 10-QSB filed May 15, 2000 and incorporated herein by reference.)

3.7 Certificate of Amendment of Articles of Incorporation changing name to IPVoice Communications, Inc. (Filed as Exhibit 3.(i).7 to the Company's Amendment No. 2 to Form SB-2 filed February 12, 2001 and incorporated herein by reference.)

3.8 Certificate of Amendment of the Articles of Incorporation designating the preferences, limitations and relative rights of Series C Preferred Stock. (Filed as Exhibit 3.(i).8 to the Company's Amendment No. 2 to Form SB-2 filed February 12, 2001 and incorporated herein by reference.)

3.9 Certificate of Amendment to the Articles of Incorporation increasing the authorized common stock to 100,000,000 shares. (Filed as Exhibit 3.(i).9 to the Company's Annual Report on Form 10-KSB filed May 15, 2000 and incorporated herein by reference.)

3.10 Bylaws of Nova Enterprises, Inc. (Filed as Exhibit 3.(ii).1 to the Company's Form 10-SB filed November 3, 1999 and incorporated herein by reference.)

4.1 Form of Private Placement Offering Memorandum dated February 27, 1997 offering 1,600,000 common shares at $0.01 per share. (Filed as Exhibit
          4.1 to the Company's Form 10-SB filed November 3, 1999 and incorporated herein by reference.)

4.2 Form of Private Placement Offering Memorandum dated April 20, 1998 offering 992,500 common shares at $1.00 per share. (Filed as Exhibit
          4.2 to the Company's Form 10-SB filed November 3, 1999 and incorporated herein by reference.)

4.3 Form of Private Placement Offering Memorandum dated September 15, 1998 offering 100,000 common shares at $0.50 per share. (Filed as Exhibit
          4.3 to the Company's Form 10-SB filed November 3, 1999 and incorporated herein by reference.)

4.4 Form of Private Placement Offering Memorandum dated December 1, 1998 offering 1,000,000 common shares at $0.15 per share. (Filed as Exhibit
          4.4 to the Company's Form 10-SB filed November 3, 1999 and incorporated herein by reference.)

4.5 Form of Private Placement Offering Memorandum dated February 1, 1999 offering 1,250,000 common shares at $0.40 per share. (Filed as Exhibit
          4.5 to the Company's Form 10-SB filed November 3, 1999 and incorporated herein by reference.)

4.6 Form of Private Placement Offering Memorandum dated February 1, 1999 offering 104 Units at $25,000.00 per unit. (Filed as Exhibit 4.6 to the Company's Form 10-SB filed November 3, 1999 and incorporated herein by reference.)

4.7 Form of Promissory Note for Private Placement Offering of 104 Units at $25,000 per unit. (Filed as Exhibit 4.7 to the Company's Form 10-SB filed November 3, 1999 and incorporated herein by reference.)

4.8 Form of Warrant for Private Placement Offering of 104 Units at $25,000 per unit. (Filed as Exhibit 4.8 to the Company's Form 10-SB filed November 3, 1999 and incorporated herein by reference.)

10.1 Secured Convertible Promissory Note dated August 26, 2003 from IP Global Voice, Inc. (Filed as Exhibit 20.0 to the Company's Current Report on Form 8-K filed September 2, 2003 and incorporated herein by reference.)

21.1      Subsidiaries.

23.1  *   Consent of Durland and Company CPAs, PA.

31.1  *   Certification  of Chief Executive  Officer Pursuant to Rule 13a-14(a),
          as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2  *   Certification  of  Principal   Financial   Officer  Pursuant  to  Rule
          13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1  *   Certification of the Chief Executive  Officer and Principal  Financial
          Officer  Pursuant to 18 U.S.C.  Section 1350,  as Adopted  Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

*    Filed Herewith

     (b) Reports Filed on Form 8-K

     The following reports on Form 8-K have been filed during the three months ended December 31, 2003:

     Current Report on Form 8-K filed October 15, 2003, which included disclosure under Item 2 relating to the acquisition by the Company of shares of Infotel Technologies Pte, Ltd. Of Singapore.

Item 14. Principal Accountant Fees and Services

     Summarized below is the aggregate amount of various professional fees billed by our principal accountants, Durland and Company, CPAs, PA, with respect to our last two fiscal years:

                                     2003          2002
                                     ----          ----

Audit fees                          27,500        7,000
Audit-related fees                   6,400        7,184
Tax fees                               0            0
All other fees, including tax          0            0
consultation and preparation

     All audit fees are approved by our board of directors. Durland and Company, CPAs, PA, does not provide any non-audit services to the Company.












                [Balance of this page intentionally left blank.]

                                     PART IV

                                   Signatures

     In accordance with Section 13 or Section 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          IPVoice Communications, Inc.
                        -------------------------------
                                  (Registrant)


Date:   March 31, 2004


                     By:  /s/ PHILIP M. VERGES
                       ----------------------------------------------------
                       Philip M. Verges
                       Chairman and Chief Executive Officer,
                       Primary Financial Officer


     In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature               Title                          Date

     /s/ PHILIP M. VERGES
     ---------------------     Chairman of the Board, Chief      March 31, 2004
       Philip M. Verges        Executive Officer, Primary
                               Financial Officer

Exhibit 31.1

                            Section 302 Certification

I, Philip M. Verges, certify that:

1. I have reviewed this annual report on Form 10-KSB of IPVoice Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-15(e) and 15d- 15(f)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 31, 2004          /s/ Philip M. Verges
                              ---------------------------
                              Chief Executive Officer

Exhibit 31.2

                            Section 302 Certification

I, Philip M. Verges, certify that:

1. I have reviewed this annual report on Form 10-KSB of IPVoice Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-15(e) and 15d- 15(f)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 31, 2004          /s/ Philip M. Verges
                              ---------------------------
                              Principal Financial Officer

Exhibit 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                         AND PRINCIPAL FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of IPVoice Communications, Inc. (the "Company") on Form 10-KSB for the year ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Periodic Report"), I, Philip M. Verges, Chairman, Chief Executive Officer and Principal Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Dated: March 31, 2004

/s/ Philip M. Verges
------------------------------------------
Chairman, Chief Executive Officer
and Principal Financial Officer