Form 10QSB
period 2004-03-31
IPVOICE COMMUNICATIONS INC
filed 2004-05-21
CIK 1092083

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB


(Mark-One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

Commission file number 000-27917


                          IPVOICE COMMUNICATIONS, INC.
                     -------------------------------------
        (Exact name of Small Business Issuer as Specified in Its Charter)


  NEVADA                                                    65-0729900
------------------------------                  ------------------------------
(State or other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

                         14860 Montfort Drive, Suite 210
                               Dallas, Texas 75254
                     -------------------------------------
                    (Address of Principal Executive Offices)

                                 (972) 386-3372
                     -------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                    No Change
                     -------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No [_]


     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.    Yes  [X]    No [_]


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 31, 2004, we had 56,995,397 shares of our common stock outstanding.

                          IPVOICE COMMUNICATIONS, INC.


                                     INDEX



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated balance sheets-- March 31, 2004 and December 31, 2004.

          Consolidated statements of operations-- Three Months
          Ended March 31, 2004 and 2003.

          Consolidated statements of cash flows-- Three Months
          Ended March 31, 2004 and 2003.

          Notes to Consolidated Financial Statements--March 31, 2004.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Item 3.   Controls and Procedures.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities and Small Business Issuer
          Purchases of Equity Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information.

Item 6.   Exhibits and Reports on Form 8-K.

SIGNATURES

CERTIFICATIONS

ITEM 1.  FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS




Consolidated Balance Sheet...................................................F-2

Consolidated Statements of Operations........................................F-3

Consolidated Statements of Stockholders' Equity..............................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                          IPVoice Communications, Inc.
                           Consolidated Balance Sheet


                                            ASSETS                                 March 31, 2004       December 31, 2003
                                                                                -------------------- ------------------------
CURRENT ASSETS                                                                      (unaudited)
   Cash, (includes restricted cash of $654,949)                                 $          1,394,979 $              1,632,083
   Accounts receivable, net of allowance of $51,051 and $26,535                            1,642,422                  257,437
   Inventory                                                                                 585,028                        0
   Prepaid expenses and deposits                                                              77,430                   32,394
                                                                                -------------------- ------------------------
          Total current assets                                                             3,699,859                1,921,914
                                                                                -------------------- ------------------------
PROPERTY AND EQUIPMENT
   Computer and office equipment                                                           1,471,040                   35,388
   Less: Accumulated depreciation                                                         (1,244,559)                 (32,023)
                                                                                -------------------- ------------------------
          Total property and equipment                                                       226,481                    3,365
                                                                                -------------------- ------------------------
OTHER ASSETS
   Notes receivable                                                                          438,906                  759,000
   Investment in unconsolidated subsidiary                                                         0                4,000,000
   Goodwill                                                                                4,641,740                2,755,757
   Software code                                                                           5,147,137                        0
   Intangible property                                                                        65,600                   65,440
                                                                                -------------------- ------------------------
          Total other assets                                                              10,293,383                7,580,197
                                                                                -------------------- ------------------------
Total Assets                                                                    $         14,219,723 $              9,505,476
                                                                                ==================== ========================
                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable
      Trade                                                                     $          1,681,929 $                 56,177
      Related parties                                                                        172,088                        0
   Accrued expenses
      Trade                                                                                  915,370                  122,183
      Salary and taxes                                                                       139,061                   36,228
      Income tax payable                                                                     240,331                        0
   Deferred revenue                                                                            9,496
   Short-term line of credit                                                                 289,529                  447,823
                                                                                -------------------- ------------------------
          Total current liabilities                                                        3,447,804                  662,411
                                                                                -------------------- ------------------------
LONG-TERM LIABILITIES
   Deferred income tax liability                                                              34,690                        0
   Notes payable                                                                           4,790,254                3,800,000
                                                                                -------------------- ------------------------
          Total long-term liabilities                                                      4,824,944                3,800,000
                                                                                -------------------- ------------------------
Total Liabilities                                                                          8,272,748                4,462,411
                                                                                -------------------- ------------------------
Minority interest in consolidated subsidiaries                                                     0                  100,693
                                                                                -------------------- ------------------------
STOCKHOLDERS' EQUITY
   Senior convertible preferred stock, $0.001 par value,
     authorized 10,000,000 shares; Series A, 100: Series B,
     0 and 503: Series C 3,300 and Series D 550
     and 0 issued and outstanding shares                                                           4                        4
   Common stock, $0.001 par value, authorized 100,000,000
     shares; 56,995,397 and 50,934,786 issued and outstanding shares                          56,995                   50,935
   Deferred compensation                                                                    (261,667)                       0
   Additional paid-in capital                                                             17,142,045               15,202,578
   Accumulated comprehensive income (loss)                                                  (146,299)                       0
   Accumulated deficit                                                                   (10,844,103)             (10,311,145)
                                                                                -------------------- ------------------------
          Total stockholders' equity                                                       5,946,975                4,942,372
                                                                                -------------------- ------------------------
Total Liabilities and  Stockholders' Equity                                     $         14,219,723 $              9,505,476
                                                                                ==================== ========================



     The accompanying notes are an integral part of the financial statements

                          IPVoice Communications, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)
                          Three Months Ended March 31,


                                                                                       2004               2003
                                                                                ------------------ ------------------
REVENUES
   Net sales                                                                    $        2,664,671 $          491,035
   Less: Cost of sales                                                                   1,831,363            340,882
                                                                                ------------------ ------------------

          Gross margin                                                                     833,308            150,153

OPERATING EXPENSES:
   Compensation
      Employees                                                                            282,861             50,252
      Consulting                                                                            12,666                  0
      Consulting - related party                                                            39,666                  0
   General and administrative expenses                                                   1,088,028             53,618
   Sales and marketing                                                                     210,926             15,156
   Depreciation and amortization                                                            28,234              9,074
                                                                                ------------------ ------------------

          Total expenses                                                                 1,662,381            128,100
                                                                                ------------------ ------------------

Income (loss) from operations                                                             (829,073)            22,053
                                                                                ------------------ ------------------

OTHER INCOME (EXPENSE):
   Interest income                                                                           1,457                 71
   Interest expense                                                                        (26,792)               (33)
   Other income                                                                              8,980                  0
   Foreign currency transaction gain (loss)                                                  3,005                  0
   Bad debt expense                                                                              0                  0
                                                                                ------------------ ------------------

          Total other income (expense)                                                     (13,350)                38
                                                                                ------------------ ------------------

Net income (loss) before income tax (credit) and minority interest                        (842,423)            22,091

   Foreign income tax (credit)                                                                 398                  0
   Minority interest in consolidated subsidiary income (loss)                              309,040                  0
                                                                                ------------------ ------------------
Net income (loss)                                                                         (532,985)            22,091

Other comprehensive income (loss):
   Foreign currency translation gain (loss)                                                                         0
                                                                                ------------------ ------------------

Comprehensive income (loss)                                                     $         (532,985)$           22,091
                                                                                ================== ==================

Income (loss) per weighted average common share                                 $           (0.01) $            0.003
                                                                                ================== ==================

Number of weighted average common shares outstanding                                    54,854,584          7,378,195
                                                                                ================== ==================





     The accompanying notes are an integral part of the financial statements

                          IPVoice Communications, Inc.
                 Consolidated Statements of Stockholders' Equity



                                                                                                 Additional
                                                Number of Shares          Par Value of Stock      Paid-In
                                           ---------------------------  --------------------
                                           Preferred       Common         Preferred    Common      Capital
                                           ---------- ----------------  -------- -----------   -----------
BEGINNING BALANCE, December 31,                 2,700       18,866,384  $      3 $    18,866   $ 6,019,085
2000
1st qtr. - services (0.38/sh.)                      0        2,256,000         0       2,256       855,024
1st qtr. - conversion of Series B pref. stock     (20)          98,217         0          98           (98)
2nd qtr. - services ($0.13/sh.)                     0        3,004,418         0       3,004       384,879
2nd qtr. - conversion of Series B pref. stock     (90)       1,058,805         0       1,059        (1,059)
2nd qtr. - issuance of shares for interest          0          126,630         0         127        28,441
Series B preferred stock dividend                   0                0         0           0             0
2nd qtr. -  bene. conv. feature discount            0                0         0           0             0
3rd qtr. - issuance of shares for interest          0          143,195         0         143         8,443
3rd qtr. - conversion of Series B pref. stock     (50)       1,674,665         0       1,675        (1,675)
4th qtr. - conversion of Series B pref. stock     (22)       1,717,656         0       1,718        (1,718)
4th qtr. - issuance of shares for interest          0          268,500         0         268         8,324
Net loss                                            0                0         0           0             0
                                           ---------- ----------------  -------- -----------   -----------

BALANCE, December 31, 2001                      2,518       29,214,470         3      29,214     7,299,646
Series B preferred stock dividend                   0                0         0           0             0
1st qtr. - issuance of shares for interest          0          171,840         0         172         8,423
1st qtr. - services ($0.04/sh.)                     0       10,500,000         0      10,500       409,500
2nd qtr. - services ($0.04/sh. & $0.05/sh.)         0        2,500,000         0       2,500       102,500
3rd qtr, - services ($0.05/sh.)                     0        5,000,000         0       5,000       245,000
3rd qtr. - conversion of Series B pref. stock     (48)       5,303,824         0       5,304        (5,304)
4th qtr. - conversion of Series B. pref. stock     (3)       1,774,375         0       1,774        (1,774)
4th qtr. - conversion of debt                       0       60,000,000         0      60,000     1,740,000
4th qtr. - 1 for 30 reverse split                   0     (110,648,874)        0    (110,649)      110,649
4th qtr. - conversion of Series B. pref stock     (26)         588,546        (1)        589          (588)
4th qtr. - services ($0.09/sh.)                     0          200,000         0         200        17,800
Bene. conv. feature discount amortization           0                0         0           0             0
Net loss                                            0                0         0           0             0
                                           ---------- ----------------  -------- -----------   -----------

BALANCE, December 31, 2002                      2,441        4,604,181         2       4,604     9,925,852
Issuance of common stock for services               0          111,667         0         112        12,171
Series B preferred stock dividend                   0                0         0           0       723,585
Conversion of Series B pref. stock             (1,738)      23,885,332        (1)     23,885       (23,883)
Conversion of Series A pref. stock               (100)         710,218         0         710          (710)
Beneficial conver feature discount amort            0                0         0           0             0
Conversion of debt to common stock                  0       21,623,388         0      21,624     1,265,566
Issuance of Series C pref. stock                3,300                0         3           0     3,299,997
Net income (loss)                                   0                0         0           0             0
                                           ---------- ----------------  -------- -----------   -----------
BALANCE, December 31, 2003                      3,903       50,934,786         4      50,935    15,202,578
Conversion of Series B pref. stock               (503)       1,075,257        (1)      1,075        (1,074)
Conversion of debt to common stock                  0        1,685,354         0       1,685       285,842
Issuance of common stock for services               0        1,300,000         0       1,300       312,700
Issuance of common stock for acquisition            0        2,000,000         0       2,000       977,000
Issuance of Series D pref. stock                  550                0         1           0       364,999
Net income (loss)                                   0                0         0           0             0
                                           ---------- ----------------  -------- -----------   -----------
ENDING BALANCE, March 31, 2004
(unaudited)                                     3,950       56,995,397  $      4 $    56,995   $17,142,045
                                           ========== ================  ======== ===========   ===========

                          IPVoice Communications, Inc.
                 Consolidated Statements of Stockholders' Equity
                                  (Continued)


  Beneficial                          Total
  Conversion                      Stockholders'
   Feature       Accumulated         Equity

  Discount        Deficit        (Deficiency)
 ---------  ---------------   ---------------

 $ 833,333  $    (6,830,546)  $        40,741

         0                0           857,280
         0                0                 0
         0                0           387,883
         0                0                 0
         0                0            28,568
         0         (181,125)         (181,125)
   212,697                0           212,697
         0                0             8,586
         0                0                 0
         0                0                 0
         0                0             8,592
         0       (2,689,747)       (2,689,747)
 ---------  ---------------   ---------------

 1,046,030       (9,701,418)       (1,326,525)
         0         (173,932)         (173,932)
         0                0             8,595
         0                0           420,000
         0                0           105,000
         0                0           250,000
         0                0                 0
         0                0                 0
         0                0         1,800,000
         0                0                 0
         0                0                 0
         0                0            18,000
   (86,333)          86,333                 0
         0       (1,416,382)       (1,416,382)
 ---------  ---------------   ---------------

   959,697      (11,205,399)         (315,244)
         0                0            12,283
         0         (260,897)          462,688
         0                0                 1
         0                0                 0
  (959,697)         959,697                 0
         0                0         1,287,190
         0                0         3,300,000
         0          195,454           195,454
 ---------  ---------------   ---------------
         0      (10,311,145)        4,942,372
         0                0                 0
         0                0           287,527
         0         (261,667)           52,333
         0                0           979,000
         0                0           365,000
         0         (532,985)         (532,985)
 ---------  ---------------   ---------------

 $       0  $   (11,105,797)  $     6,093,247
 =========  ===============   ===============



     The accompanying notes are an integral part of the financial statements

                          IPVoice Communications, Inc.
                      Consolidated Statements of Cash Flows
                          Three Months Ended March 31,
                                   (Unaudited)

                                                                                        2004                2003
                                                                                -------------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $           (532,985)$            22,092
Adjustments to reconcile net loss to net cash used by
operating activities:
   Stock issued for services/deposits - related party                                         39,666                   0
   Stock issued for services - other                                                          12,666                   0
   Depreciation                                                                               28,234               9,074
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                                (79,423)            (25,553)
   (Increase) decrease in prepaid expenses and deposits                                      (12,555)                  0
   Increase (decrease) in accounts payable - trade                                            (6,134)                590
   Increase (decrease) in accounts payable - related parties                                     149                   0
   Increase (decrease) in accrued                                                              2,241                   0
   Increase (decrease) in accrued salary and taxes                                            98,478             (34,036)
   Increase (decrease) in accrued  dividends payable                                               0              86,966
                                                                                -------------------- -------------------

Net cash used by operating activities                                                       (449,663)             59,133
                                                                                -------------------- -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in consolidated subsidiaries                                                  (350,000)                  0
   Notes receivable advances to third parties                                               (100,000)                  0
   Notes receivable advances to consolidated subsidiaries                                   (540,016)                  0
   Purchase of property and equipment                                                        (13,112)               (488)
                                                                                -------------------- -------------------

Net cash used by investing activities                                                     (1,003,128)               (488)
                                                                                -------------------- -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable                                                                (100,000)            (88,938)
   Advances on notes payable                                                                 672,244                   0
   Cash purchased in acquisition                                                             643,443                   0
                                                                                -------------------- -------------------

Net cash provided by financing activities                                                  1,215,687             (88,938)
                                                                                -------------------- -------------------

Net increase (decrease) in cash and equivalent                                              (237,104)            (30,293)
                                                                                -------------------- -------------------

CASH, beginning of period                                                                  1,632,083              46,642
                                                                                -------------------- -------------------

CASH, end of period                                                             $          1,394,979 $            16,349
                                                                                ==================== ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid in cash                                                        $             26,792 $                 0
                                                                                ==================== ===================

Non-Cash Financing Activities:
   Common stock issued to settle debt                                           $            287,527 $                 0
                                                                                ==================== ===================
   Common stock issued for acquisition of consolidated subsidiary               $            979,000 $                 0
                                                                                ==================== ===================
   Preferred stock issued for acquisition of consolidated subsidiary            $            365,000 $                 0
                                                                                ==================== ===================
   Promissory note issued for acquisition of consolidated subsidiary            $          4,900,000 $                 0
                                                                                ==================== ===================




     The accompanying notes are an integral part of the financial statements

                          IPVoice Communications, Inc.
                   Notes to Consolidated Financial Statements
               (Information with regard to the three months ended
                     March 31, 2004 and 2003 is unaudited)

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

     In June 2003, the Company entered into a term sheet agreement to acquire 51% of the common stock of IP Global Voice, Inc., (IPGV), a Delaware corporation headquartered in San Francisco, California. At the time of the agreement IPGV was a newly formed corporation. This term sheet required the Company to loan IPGV $100,000 on a Senior Secured Convertible Promissory Note, carring an interest rate of 10% and maturing on March 30, 2004. Closing of the acquisition would occur when the Company loaned IPGV an additional $400,000 with the same terms as the initial $100,000. The Company completed the initial $100,000 on the date of signing the term sheet, a second $100,000 in August 2003, and the remaining $300,000 in September 2003, at which time the acquisition was considered closed. At closing the Company committed to invest $4,500,000 in IPGV in exchange for 6,000,000 shares of IPGV common stock; a warrant to purchase an additional 1,000,000 shares of IPGV common stock at a price of $1 per share and 2,250,000 shares of IPGV common stock in exchange for 2,250,000 shares of Series C Preferred Stock of the Company. In March 2004, the Company issued 2,000,000 shares of common stock, valued at $979,000, to acquire an additional 38% of IPGV.

     In July 2003, the Company agreed to a term sheet agreement to acquire 100% of InfoTel Technologies, Pte, Limited, a Singapore company, from the debt holders of Appiant Technologies, Inc. This acquisition was based on a $4,000,000 purchase price. The Appiant Debenture holders received 3,000 shares of Series C Convertible Preferred Stock of the Company valued at $3,000,000 and a promissory note for $1,000,000. Subsequently this was modified to $3,300,000 of preferred stock, (3,300 shares), and a $700,000 promissory note. There is a one year look-back holding that the Company's common stock underlying the conversion of the preferred stock must have a value of $3,000,000, (now $3,300,000), or the Company is required to either pay the holders the difference between $3,000,000 and the market price in cash, or sell Infotel and apply the proceeds to pay the difference. The preferred stock is convertible, 1/2 after one year and 100% after two years, at the lesser of the 20 day trailing average price per share of the common stock or $1 per share.

     In January 2004, the Company entered into a term sheet agreement to acquire 51% of the common stock of Digital Computer Integration Corp., (DCI), a Plano, Texas based corporation. Under the terms of the agreement,

                          IPVoice Communications, Inc.
                   Notes to Consolidated Financial Statements

(1)  Summary of significant Accounting Principles (Continued)
     b) Significant acquisitions, continued the Company is required to loan DCI $100,000 spread over the following month, on a convertible note, bearing interest at 8% and convertible into common stock at the closing of the acquisition. Further, the Company is required to loan $250,000 at the acquisition closing under another convertible note bearing 8% rate of interest with no stated maturity and provide a line of purchase order financing to DCI in the amount of $1,000,000. The acquisition is based on a factor of one times signed 2004 revenue at the closing date, or an expected amount of approximately $5,000,000. This price carries a one year look back which can adjust the purchase price upward or downward based on actual recorded revenue for the year ended December 31, 2004, but in no event greater than a 30% adjustment.

     In January 2004, the Company entered into a term sheet agreement to acquire 100% of the common stock of RKM Suministros, C.A., (RKMV), and RKM USA Corp., Inc., (RKMM). RKMV is a Venezuela corporation and is headquartered in Caracas. RKMM is a Miami based US corporation. The purchase price of RKMV is $2,000,000, to be paid in the form of shares of Series C Convertible Preferred Stock of the Company. The sales price is based on one times gross revenue. The sellers cannot convert for the first six months. At the end of six months the seller can convert up to $600,000 worth of the preferred shares and an additional $400,000 after nine months and the balance after the first anniversary. The sellers are restricted from any conversions that would represent a greater than 4.9% stake in the then issued and outstanding common stock of the Company. This agreement carries a one year look back with an adjustment in the sales price of a maximum of 30% upward, (maximum price of $2,600,000), and 20% downward, ($1,600,000 minimum price). This look back is based on the one year revenues of RKMV and RKMM for the immediately preceding 12 months. Revenue variations resulting in exchange rate fluctuations between the US dollar and Venezuelan Bolivare are specifically excluded for these purposes. In addition, there is a second look back provision, which allows for the reversal of some to all of the transaction if the Company's common stock does not have a minimum of $20,000,000 in trading volume over the immediately preceding 12 months. If, during the first 12 months after closing, the Company experiences a change of control, the sellers conversion rights are immediately accelerated to 100%. If prior to the conversion of the Prefered stock, the Company is sold or otherwise no longer a publicly traded entity, the sellers may opt to reverse the acquisition. The purchase price of RKMM is $1. The Company is obligated to lend RKM $40,000 within 10 days, $30,000 within 60 days and $30,000 within 90 days after the closing. The Company is also obligated to lend RKM $1,000,000 in additional funds in conjunction with contracted projects which have a mimimum 25% pre-tax profit margin. This acquisition was closed in April 2004.

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

     c) Principles of consolidation The consolidated financial statements include the accounts of IPVoice Communications, Inc. and its wholly owned and majority owned subsidiaries. All intercompany balances and transactions have been eliminated.

                          IPVoice Communications, Inc.
                   Notes to Consolidated Financial Statements

(1)  Summary of significant Accounting Principles (Continued)
     d) Net income (loss) per share Basic net income(loss) per weighted average common share is computed by dividing the net income(loss) by the weighted average number of common shares outstanding during the period.

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

     In June 2002, goodwill in the amount of $2,756,327 was recorded in conjunction with the net asset acquisition from Vergetech. The Company will evaluate this asset periodically to determine any impairment of the asset. Goodwill amounting to $1,885,413 was recorded in conjunction with the acquisitions in 2003 and 2004.

     h) Revenue recognition The Company provides consulting and computer programming services, principally to the telecom industry. Revenue is recognized as services are provided and billed to the customers.

     i) Interim financial information The financial statements for the three months ended March 31, 2004 and 2003 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

(2) Stockholders' Equity The Company has authorized 100,000,000 shares of $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 56,995,397 and 42,386,310 shares of common stock issued and outstanding at March 31, 2004 and 2003, respectively. The Company had 100 and 200 shares of Series A preferred stock issued and outstanding at March 31, 2004 and 2003, respectively. The Company had 0 and 2,318 shares of Series B preferred stock issued and outstanding at March 31, 2004 and 2003, respectively. The Company had 3,300 and 0 shares of Series C preferred stock issued and outstanding at March 31, 2004 and 2003, respectively. The Company had 550 and 0 shares of Series D preferred stock issued and outstanding at March 31, 2004 and 2003, respectively.

In February 1997, the Company issued 9,000,000 shares to its founder for services rendered to the Company valued at par value, or $9,000. In March 1997, the Company completed a Regulation D Rule 504 Placement for 1,400,000 shares in exchange for $14,000 cash.

In March 1998, a majority shareholder donated 9,000,000 shares of common stock to the Company. 9,000,000 shares were simultaneously issued for the acquisition of IPVoice Communications, Inc., a Delaware corporation

                          IPVoice Communications, Inc.
                   Notes to Consolidated Financial Statements

(2) Stockholders' Equity (Continued) (Note (1)(b). During the second quarter of 1998, the Company issued 144,000 shares of common stock for $144,000 in cash. The Company issued 473,000 shares of common stock for services rendered, valued at the current market rate of $47,300, during the third quarter of 1998. Also during the third quarter, the Company issued 183,333 shares of common stock for $85,000 in cash, and 627,000 shares of common stock for a subscription receivable of $62,700. In the fourth quarter of 1998, the Company issued 275,000 shares of common stock for services rendered, valued at the current market rate of $41,250. In the same quarter, 476,666 shares of common stock were issued for $121,800 in cash.

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

                          IPVoice Communications, Inc.
                   Notes to Consolidated Financial Statements

(2) Stockholders' Equity (Continued) The Company is currently evaluating the financial statement effects of this option. Furthermore, in accordance with the Series B preferred stockholders' agreement, the Company issued 350,000 warrants to purchase common stock at an exercise price of $2.136 per share. In July 2000, the Company and International Investment Partners Ltd. (IIP) agreed to terminate the consulting agreement, effective May 31, 2000, under terms which excused IIP from providing any further services and discontinued the Company's obligation to make the monthly payments for such services. In addition, IIP agreed to exchange both outstanding warrants for 700,000 shares of common stock. In October 2000, the Company entered into an agreement with Marie Peregrim to provide sales and marketing management consulting services throughout Europe, excluding the United Kingdom, in exchange for 300,000 shares of common stock valued at $273,000. On February 14, 2001, the Company's SB-2 was declared effective by the Securities and Exchange Commission ("SEC"). This SB-2 was filed primarily to register shares of common stock underlying the 2,500 shares of convertible Series B preferred stock and related dividends and warrants associated with the issuance.

     On February 20, 2001, the Company's Board of Directors adopted the 2001 Stock Award Plan (:Plan") under which 2,256,000 shares of common stock are reserved. The Plan was effective upon adoption. Under the Plan, shares of common stock may be awarded to employees and consultants for services rendered. For purposes of the Plan, the shares of common stock were valued at $0.38 per share. A registration on Form S-8 was filed with the SEC on February 20, 2001 so that the shares of common stock, when awarded, will be freely marketable by the individual recipients. Our officers and directors are eligible to participate in the Plan. In consideration of this personal guarantees of several obligations of the Company, Mr. Howson and Ms. Will have each been awarded 500,000 shares of common stock under the Plan. The remaining shares have been awarded to four consultants for services, including 1,120,000 to Jeremy Feakins, a principal of International
     Investment Partners Ltd. In April 26, 2001, the Company's Board of Directors adopted the 2001 Stock Award Plan II ("Plan II") to reserve an additional 3,004,418 shares of common stock. Plan II was effective upon adoption. For purposes of Plan II, these shares of common stock were valued at an average price of $0.13 per share. In consideration for their service, Mr. Howson and Ms. Will each have been awarded 1,000,000 shares of common stock under this Plan II. The remaining shares were issued to Company employees as part of severance arrangements or for accepting certain wage concessions.

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

     In the first quarter of 2004, the Company issued 1,075,257 shares of common stock for the conversion of the final

                          IPVoice Communications, Inc.
                   Notes to Consolidated Financial Statements

(2) Stockholders' Equity (Continued) remaining 503 shares of Preferred Series B outstanding. The Company issued 1,685,354 shares of common stock for the conversion of $287,527 of convertible debt, at $0.17 per share. The Company issued 1,300,000 shares of restricted common stock pursuant to consulting contracts with four individuals. These shares were valued at $313,000, or $0.24 per share. All of these contracts are prospective for a period of one year, therefore the Company is amortizing the expense over the life of the contracts. The Company issued 2,000,000 shares of restricted common stock to acquire an additional 38% of IP Global Voice. These shares were valued at $979,000, or $0.4895 per share. The Company issued 550 shares of restricted preferred stock, Series D, to acquire 51% of the common stock of Medical Office Software, Inc. These shares were valued at $365,000.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $10,572,800 which expire beginning December 31, 2117. There may be certain limitations on the Company's ability to utilize the loss carry-forwards in the event of a change of control, should that occur. The amount recorded as a deferred tax asset, cumulative as of March 31, 2004, is $4,229,000, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $4,229,000, as the Company has no history of profitable operations. The significant components of the net deferred tax asset as of March 31, 2004 are:


Net operating losses                     $               4,229,000
                                         -------------------------
Valuation allowance                                     (4,229,000)
                                         -------------------------
Net deferred tax asset                   $                       0
                                         =========================

(4)  Commitment and Contingencies
     a) Leases The Company has entered into a sale-leaseback agreement with Creative Capital Leasing Group ("Lessor") in February 2001. The Lessor purchased certain equipment from the Company at a price of $300,000; the book value of the assets was in excess of $300,000. The Company was required to make monthly payments commencing February 1, 2001 in the amount of $11,288 for 66 months. The former President of the Company had pledged personal assets as collateral. The Company paid approximately $28,400 in rentals during 2002. (See note 8)

     b) Lawsuits In December 1999, SatLink filed a lawsuit alleging breach of contract as a result of the rescission of the acquisition in October 1999, as discussed in Note 5 above. In December 1999, the former CFO of the Company filed a lawsuit alleging breach of contract as a result of the rescission of the employment agreement in October 1999.The Company believes this suit has no merit and intends to vigorously defend it.

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

     c) Stock option plan In December 1999, the stockholders adopted an executive incentive plan (the "Option

                          IPVoice Communications, Inc.
                   Notes to Consolidated Financial Statements

(4)  Commitment and Contingencies, continued
     c) Stock option plan, continued Plan" or "2000 Executive Incentive Plan") under which 1,000,000 shares of common stock are reserved for grants under the Option Plan. The Option Plan took effect on January 1, 2000 and terminates on December 31, 2005. Options granted under the Option Plan may qualify as "incentive stock options" as defined in Section 422 of the internal Revenue Code of 1986, as amended, and become exercisable in accordance with the terms approved at the time of the grant. To be eligible, a grantee must be an employee, officer, director or consultant of the Company. It is intended that all options be granted at fair market value on a particular date determined by the Compensation and Option Committee of the Board of Directors. As of March 31, 2001, options to purchase 50,000 shares at an exercise price of $1.21 per share have been granted to 1 employee and are unexercised. Subsequent to the reverse split this option is for 1,667 shares with an exercise price of $36.30 per share.

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

(9) Short term debt In November 2003, the Company borrowed $400,000 with 90 day terms. This note carried a 2% discount from the face amount, equaling an 24% annual rate of interest.

(10) Subsequent events
     a) Stockholders' equity The Company issued 100,000 shares of restricted common stock pursuant to a consulting contract. These shares were valued at $53,000, or $0.53 per share. This contract is prospective for a period of six months, therefore the Company is amortizing the expense over the life of the contract. The Company issued 100,000 shares of restricted common stock for $625,000 in cash, or $0.625 per share.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

     This analysis should be read in conjunction with the consolidated financial statements, the notes thereto, included in this Form 10-QSB and the financial statements and notes thereto included in IPVoice Communications, Inc.'s December31, 2003 Annual Report on Form 10-KSB. The Annual Report includes a more detailed overview of the Company Business Plan. The overview herein is abbreviated as a review to preamble the subsequent management discussion and analysis relevant to this Form 10-SB.

     The IPVoice Communications, Inc. business model and market concentration is founded on the belief that emerging communication technology will be the single greatest influence on business and government efficiency improvements over the next 10 years. Management contends that communication technology will out pace all other business innovation in contribution to economic efficiency, continuous product differentiation, and an improved world wide standard of living. Management is committed to building IPVoice into a globally recognized leader in the continuous introduction of emerging communication Technologies.

     IPVoice has implemented a long-term plan to continuously find and acquire early stage technology companies; incrementally invest to market refine acquired technology offerings; concentrate initial sales efforts on focused pilot opportunities; expand pilots to a level that proves market viability; spin technology companies out into a next stage expanded capital opportunity while retaining at IPVoice the support service contract functions such as customer service support, systems installation and integration, maintenance and version update supplemental programming. To build a first rate competitive support service capacity, IPVoice is developing support resources in specific oversees economies that offer a reduced labor expense and an opportunity to sell into fast growing economic regions with less brand name competition than in North America.

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

Results of Operations

     Net Sales. Quarter Ended March 31, 2004 Compared to the Quarter Ended March 31, 2003. Net sales increased over four hundred fourty-three percent (443 %) from $491,000 for the quarter ended March 31, 2003 to $2,664,700 for the quarter ended March 31, 2004. 25% of this increase was due to organic sales growth of the previously existing core operations. 418% of this increase was due to the acquisitions made over the last year, which themselves had organic sales growth as well.

     Cost of Sales. Cost of sales increased four hundred thirty-seven percent (437%) from $340,900 for the quarter ended March 31, 2003 to $1,831,400 for the quarter ended March 31, 2004. This increase was due to the acquisitions made over the last year, as the cost of sales related to our organic growth actually fell by twenty-three (23%) percent. Our cost of sales, as a percentage of sales for the quarter ended March 31, 2003 was approximately 69.4% and 68.7% for the quarter ended March 31, 2003. Management plans to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows. Management will leverage the increased purchasing volume to improve purchasing contracts and reduce overall cost of sales. Management will also implement resource utilization strategies that can demonstrate notable savings when applied over higher volumes of production.

     Compensation Expense. Compensation expense increased four hundred sixty-two percent (462%) from $50,300 for the quarter ended March 31, 2003 to $282,900 for the quarter ended March 31, 2004. Management is working to keep Compensation in reasonable proportion to the overall Company sales and expenses. Management has significantly decreased its stock-based compensation to outside consultants, officers and related party consultants and plans to continue to limit such compensation. No performance incentive Compensation program has yet been in place since the implementation of the new business model in June 2002, but management plans to construct and implement such a plan in 2004 intended to support the aforementioned objective of keeping overall Compensation in proportion to Company sales and expenses.

     General and Administrative Expense. General and administrative expenses for the quarter ended March 31, 2003 were $53,600 compared to $1,088,000 for the quarter ended March 31, 2004. The general and administrative expenses for the quarter ended March 31, 2004, are dramatically higher than for the quarter ended March 31, 2003 as a direct result of both the general and administrative expenses of the acquisitions made over the last year, as well as the one time expenses associated with completing such acquisitions. Management plans to reduce the general and administrative expenses as a portion of overall sales and total expenses in 2004 through the consolidation of redundant processes in resources inherited in the recent acquisitions.

     Depreciation and amortization Expense. Depreciation and amortization expense increased two hundred ten percent (210%) from $9,100 for the quarter ended March 31, 2003 to $28,200 for the quarter ended March 31, 2004, as a direct result of the acquisitions made over the last year . Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

Liquidity and Capital Resources

     At March 31, 2003, the Company had cash of $16,300 and a working capital deficit of ($1,510,700) as compared to cash of $1,395,000 and working capital surplus of $252,000 at March 31, 2004. This improved working capital situation was due primarily to the implementation of the previously herein described new business model implemented in June 2002, which includes as part of the plan the acquisitions made over the last year. In addition we have been successful attracting investment capital to carry out this business model.

     Since inception, the Company has financed operations primarily through equity security sales and convertible debt. The nature of the growth strategy of the Company will require further funding to be acquired either through equity or debt.. Accordingly, if revenues are insufficient to meet needs, we will attempt to secure additional financing through traditional bank financing or a debt or equity offering; however, because the rapid growth and nature of the acquisitions of the Company and the potential of a future poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our continuing plan of operations. There can be no assurance that we will be able to obtain financing on satisfactory terms or at all, or raise funds through a debt or equity offering. In addition, if we only have nominal funds by which to conduct our operations, it will negatively impact our potential revenues.

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

     We cannot predict our future results because our business has a limited operating history, particularly in its current form. Given our limited operating history, it will be difficult to predict our future results. You should consider the uncertainties that we may encounter as an early stage company in a new and rapidly evolving market. These uncertainties include: o market acceptance of our products or services; o consumer demand for, and acceptance of, our products, services and follow-on products; o our ability to create user-friendly applications; and o our unproven and evolving business model. We have not generated significant revenues to date and incurred losses in fiscal years 2001 and 2002. We have a limited operating history and incurred losses for 2001 and 2002 We will need to achieve greater revenues to maintain profitability. There can be no assurance that we will be successful in increasing revenues, or generating acceptable margins, or, if we do, that operation of our business will be a profitable business enterprise. We will likely have to seek additional outside sources of capital for our business. There can be no assurance that we will be able to obtain such capital on favorable terms and conditions or at all. If this occurs the market price of our common stock could suffer.

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

     The IP Telephony industry is characterized by rapid technological innovation, sudden changes in user and customer requirements and preferences, frequent new product and service introductions and the emergence of new industry standards and practices. Each of these characteristics could render our services, products, intellectual property and systems obsolete. The rapid evolution of our market requires that we improve continually the performance, features and reliability of our products and services, particularly in response to competitive offerings. Our success also will depend, in part, on our ability:

o to develop or license new products, services an technology that address the varied needs of our customers and prospective customers, and
o to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

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

     The market price of our common stock has been and is likely to continue to be volatile and significantly affected by various factors, including:

* general market conditions and market conditions affecting technology stocks in particular;
*    actual or  anticipated  fluctuations  in our quarterly or annual  operating results;
*    announcements   relating   to   contracts,    investments,    acquisitions,
     divestitures;
*    discontinued operations, layoffs or corporate actions;
*    industry conditions or trends; and
*    limited public float, market making activity and research coverage.

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

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

     We  have  made   forward-looking   statements   in  this  Form  10-Q  under
"Management's Discussion and Analysis or Plan of Operations" and in the "Notes to Consolidated Financial Statements." In addition, our representatives or management may make other written or oral statements that constitute forward-looking statements. Forward-looking statements are based on management's beliefs and assumptions and on information currently available to them. These statements often contain words like believe, expect, anticipate, intend, contemplate, seek, plan, estimate or similar expressions. We make these statements under the protection afforded them by Section 21E of the Securities Exchange Act of 1934.

     Forward-looking statements involve risks, uncertainties and assumptions, including those discussed in this report. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict those risk factors, nor can we assess the impact, if any, of those risk factors on our business or the extent to which any factors may cause actual results to differ materially from those projected in any forward-looking statements. Forward-looking statements do not guarantee future performance, and you should not put undue reliance on them.

     Forward-looking statements can generally be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," or "anticipates" or the negative of these terms or other comparable terminology, or by discussions of strategy, plans or intentions. Statements contained in this report that are not historical facts are forward-looking statements. Without limiting the generality of the preceding statement, all statements in this report concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are necessarily estimates reflecting our best judgment based upon current information and involve a number of risks and uncertainties. Other factors may affect the accuracy of these forward-looking statements, and our actual results may differ materially from the results anticipated in these forward-looking statements. While it is impossible to identify all relevant factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described in "Management Discussion and Analysis or Plan of Operation" as well as changes in the regulation of the IP telephony industry at either or both of the federal and state levels, competitive pressures in the IP telephony industry and our response to these factors, and general conditions in the economy and capital markets. For a more complete discussion of these and other risks, uncertainties and assumptions that may affect us, see the company's annual report on Form 10- KSB for the fiscal year ended December 31, 2003.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

     As of March 31, 2004, the company's management, including its Chief Executive Officer and Principal Financial Officer, have reviewed and evaluated the effectiveness of the company's disclosure controls and procedures pursuant to Rule 13a- 15(b) of the Securities Exchange Act of 1934. Based on that review and evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that the company's disclosure controls and procedures are adequate and effective and that no changes are required at this time.

Changes in Internal Controls:

     In connection with the evaluation by management, including its Chief Executive Officer and Principal Financial Officer, of the company's internal control over reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended March 31, 2004 were identified that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

     In the second quarter 2000, we made a tender offer to the senior convertible (Series A) preferred stockholders who were given the option of: (1) converting all of the units into 17,83 shares of common stock, (2) converting a portion of the units t shares of common stock and amend the notes or (3) retain the units and not to agree to the offer. As a result of the tender offer, we issued 543,876 shares of common stock in exchange for the cancellation of 950 shares of Series A preferred stock and $759,450 of debt.

     During the second quarter of 2000, we received $2,084,371, net of expenses of $425,629, from the issuance of 2,500 shares of convertible Series B preferred stock with a 7.5% dividend rate. At the election of the shareholders, the Series B preferred stock may be converted into shares of common stock by dividing the purchase price by the conversion price. The conversion price equals the lesser of: (1) 110% of the lowest closing bid price for the common stock for the five trading day prior to the date of issuance or (2) 75% of the average of the three lowest closing bid price for the common stock for the thirty consecutive trading days preceding the conversion date. We hav recorded a beneficial conversion feature discount on the issuance of convertible Series B preferred stock in the amount of $833,. Based on the Series B preferred stockholders' agreement, we are recording the Series B preferred stock dividend over 180 days from May 22, 2000. Also, on the conversion date, the Series B preferred stockholders have an option to acquire up to $2,500,000 of common stock at the conversion price. Furthermore, in accordance with the Series B preferred stockholders' agreement, we issued 350,000 warrants to purchase common stock at an exercise price of $2.136 per share.

     In July 2000, we, along with International Investment Partners Ltd. (IIP), agreed to terminate the consulting agreement, effective May 31, 2000, under terms which excused IIP from providing any further services and discontinued our obligation to make the monthly payments for such services. In addition, IIP agreed to exchange both outstanding warrants for 700,000 shares of common stock.

     In October 2000, we entered into an agreement with Marie Peregrim to provide sales and marketing management consulting services throughout Europe, excluding the United Kingdom, in exchange for 300,000 shares of common stock valued at $273,000. On February 14, 2001, our SB-2 was declared effectiv by the

Securities and Exchange Commission ("SEC"). This SB-2 was filed primarily to register shares of common stock underlying the 2,500 shares of convertible Series B preferred stock and related dividends and warrants associated with the issuance

     On February 20, 2001, the Company's Board of Director adopted the 2001 Stock Award Plan ("Plan") under which 2,256,000 shares of common stock were reserved. The Plan was effective upon adoption. All of the shares under the Plan were granted that we no longer consider the plan active. Under the Plan, shares of common stock may be awarded to employees and consultants for services rendered. For purposes of the Plan, the shares of common stock were valued at $0.38 per share. A registration on Form S-8 was filed with the SEC on February 20, 2001 so that the shares of common stock, when awarded, would be freely marketable by the individual recipients.

     On April 26, 2001, the Company's Board of Directors adopted the 2001 Stock Award Plan II ("Plan II") to reserve an additional 3,004,418 shares of common stock. Plan II was effective upon adoption. For purposes of Plan II, these shares of common stock were valued at an average price of $0.13 per share In consideration for their service, two of our former officers Mr. Howson and Ms. Will each were awarded 1,000,000 shares of common stock under this Plan II. The remaining shares were issued to our employees as part of severance arrangements or fo accepting certain wage concessions.

     In the  first  half  of  2002,  the  Company  filed  a  Form S to  register
12,500,000 shares of common stock at a price of $0.04 per share, which were subsequently issued to certain officers, directors, related parties and others. In April 2002, the Company filed a Form S-8 to register 500,000 shares of common stock at price of $0.05 per share, which were issued to the Company's law firm. In April 2002, the Company issued 171,840 restricted common shares as payment of $8,592 in accrued interest to the remaining Series A unit holders. In the third quarter 2002, the Company issued 5,000,000 common shares in exchange for services valued at $250,000, or $0.05 per share, pursuant to an S-8 registration statement. In the third and fourth qarters 2002, 5 shares of the Series B preferred stock were converted to 7,078,199 common shares. In October 2002, 60,000,000 common shares were issued to convert $1,800,000 of the promissory note issued to acquire the net assets of Vergetech. In October 2002, the Company completed a 1 for 30 reverse split of its common stock, resulting in 110,648,874 shares being retired. Subsequent to th reverse split, 26 shares of the Series B preferred stock were converted into 588,546 shares of common stock, and 200,000 shares of common stock were issued in exchange for services valued at $18,000, or $0.09 per share.

     In March of 2003 in a private placement exempt from registration, we issued 111,667 shares of common stock in satisfaction of consulting services contracts with third parties. On October 14, 2003, we issued 2,500 shares of Series C Preferred Stock in connection with our acquisition of Infotel. On November 24, 2003, we issued a $408,000 promissory note to VTI, an affiliate, for a short-term loan of a like amount. At various times between September 2003 and December 2003, we issued six convertible notes having two year maturities to two institutional investors in face amounts aggregating approximately $1.8 million. At various times throughout 2003, holders of the Series B Convertible Preferred Stock submitted conversion notices and we issued 23,885,332 shares of common stock in satisfaction of such conversion notices. At various times throughout 2003, holders of convertible notes issued by us in 2000 and 2001 submitted conversion notices to us and we issued 22,333,606 shares of common stock in satisfaction of such conversion notices. All of these issuances were exempt from registration as private placements of securities. In the first quarter of 2004, the Company issued 1,075,257 shares of common stock for the conversion of the final remaining 503 shares of Preferred Series B outstanding. The Company issued

1,685,354 shares of common stock for the conversion of $287,527 of convertible debt, at $0.17 per share. The Company issued 1,300,000 shares of restricted common stock pursuant to consulting contracts with four individuals. These shares were valued at $313,000, or $0.24 per share. All of these contracts are prospective for a period of one year, therefore the Company is amortizing the expense over the life of the contracts. The Company issued 2,000,000 shares of restricted common stock to acquire an additional 38% of IP Global Voice. These shares were valued at $979,000, or $0.4895 per share. The Company issued 550 shares of restricted preferred stock, Series D, to acquire 51% of the common stock of Medical Office Software, Inc. These shares were valued at $365,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

See following Index to Exhibits

        (b) Reports on Form 8-K

     During the first quarter of 2004 and prior to March 31, 2004, we had four Current Reports on Form 8-K as follows:

     Current Report on Form 8-K filed February 10, 2004, which included disclosure under Item 2 relating to the acquisition by the Company of 51% of Medical Office Software, Inc.

     Current Report on Form 8-K filed March 11, 2004, which included disclosure under Item 2 relating to the acquisition by the Company of 51% of Digital Computer Integration Corp.

     Current Report on Form 8-K filed April 30, 2004, which included disclosure under Item 5 relating to a letter to shareholders that communicated the extension of the reporting deadline for the 2003 Annual Report on Form 10KSB pending the closing of the previously announced RKM IT Solutions acquisition and a review of the report by outside counsel.

     Current Report on Form 8-K filed April 5, 2004, which included disclosure under Item 2 relating to the acquisition by the Company of 100% of the issued and outstanding stock of RKM IT Solutions in Caracas, Venezuela.

                                INDEX OF EXHIBITS

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

*    Filed Herewith

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          IPVoice Communications, Inc.
                        -------------------------------
                                  (Registrant)


Date:   May 20, 2004


                     By:  /s/ PHILIP M. VERGES
                       ----------------------------------------------------
                       Philip M. Verges
                       Chairman and Chief Executive Officer,
                       Primary Financial Officer