Form 10QSB
period 2004-06-30
NewMarket Technology Inc
filed 2004-08-12
CIK 1092083

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB


(Mark-One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                        Commission file number: 000-27917


                           NewMarket Technology, INC.
                    ----------------------------------------
        (Exact name of Small Business Issuer as Specified in Its Charter)


      NEVADA                                                    65-0729900
---------------------------                             ------------------------
(State or other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                         14860 Montfort Drive, Suite 210
                               Dallas, Texas 75254
           ----------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (972) 386-3372
           ----------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                           IPVoice Communications Inc.
           ----------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                                             Yes [_]  No  [_]



                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 9, 2004, we had 64,795,397 shares of our common stock outstanding.

                           NEWMARKET TECHNOLOGY, INC.

                                     INDEX






                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

        Consolidated  balance  sheets--  June 30, 2004 and  December  31,
        2004.                                                                F-1

        Consolidated  statements of operations--  Three Months Ended June
        30, 2004 and 2003.                                                   F-2

        Consolidated Statements of Stockholders Equity                       F-3

        Consolidated  statements  of cash flows-- Three Months Ended June
        30, 2004 and 2003.                                                   F-4

        Notes to Consolidated Financial Statements--June 30, 2004.           F-5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.            15

ITEM 3. CONTROLS AND PROCEDURES.                                              22


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                     22

ITEM 2. CHANGES IN  SECURITIES  AND SMALL  BUSINESS  ISSUER  PURCHASES
        OF EQUITY SECURITIES                                                  23

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                       25

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   25

ITEM 5. OTHER INFORMATION.                                                    25

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                                     25


SIGNATURES                                                                    28

CERTIFICATIONS

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

                          INDEX TO FINANCIAL STATEMENTS




Consolidated Balance Sheet...................................................F-1

Consolidated Statements of Operations........................................F-2

Consolidated Statements of Stockholders Equity...............................F-3

Consolidated Statements of Cash Flows........................................F-4

Notes to Consolidated Financial Statements...................................F-5

                           NewMarket Technology, Inc.
                      (f/k/a IPVoice Communications, Inc.)
                           Consolidated Balance Sheet


                                                                           June 30, 2004     December 31, 2003
                                                                         ------------------ --------------------
                              ASSETS                                        (unaudited)
CURRENT ASSETS
   Cash, (includes restricted cash of $886,225)                                  $3,335,956           $1,632,083
   Accounts receivable, net of allowance of $51,252 and $26,535                   2,988,923              257,437
   Inventory                                                                        414,766                    0
   Prepaid expenses, deposits and other current assets                              220,177               32,394
                                                                         ------------------ --------------------
          Total current assets                                                    6,959,822            1,921,914
                                                                         ------------------ --------------------
PROPERTY AND EQUIPMENT
   Computer and office equipment                                                  1,603,188               35,388
   Less: Accumulated depreciation                                                (1,313,372)             (32,023)
                                                                         ------------------ --------------------
          Total property and equipment                                              289,816                3,365
                                                                         ------------------ --------------------
OTHER ASSETS
   Notes receivable                                                                 311,400              759,000
   Investment in unconsolidated subsidiary                                                0            4,000,000
   Goodwill                                                                       9,844,233            2,755,757
   Software code                                                                  5,213,967                    0
   Intangible property                                                               65,600               65,440
                                                                         ------------------ --------------------
          Total other assets                                                     15,435,200            7,580,197
                                                                         ------------------ --------------------
Total Assets                                                                    $22,684,838           $9,505,476
                                                                         ================== ====================
               LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable
      Trade                                                                      $3,100,951              $56,177
      Related parties                                                               271,777                    0
   Accrued expenses
      Trade                                                                       1,183,201              122,183
      Salary and taxes                                                              303,389               36,228
      Income tax payable                                                            318,892                    0
   Deferred revenue                                                                  56,977                    0
   Current portion of long term debt                                                340,195                    0
   Short-term line of credit                                                        183,337              447,823
                                                                         ------------------ --------------------
          Total current liabilities                                               5,758,719              662,411
                                                                         ------------------ --------------------
LONG-TERM LIABILITIES
   Deferred income tax liability                                                     35,140                    0
   Notes payable                                                                  5,758,367            3,800,000
                                                                         ------------------ --------------------
          Total long-term liabilities                                             5,793,507            3,800,000
                                                                         ------------------ --------------------
Total Liabilities                                                                11,552,226            4,462,411
                                                                         ------------------ --------------------
Minority interest in consolidated subsidiaries                                      255,890              100,693
                                                                         ------------------ --------------------
STOCKHOLDERS EQUITY
   Senior convertible preferred stock, $0.001 par value,
     authorized 10,000,000 shares; Series A, 100: Series B,
     0 and 503: Series C 3,300; Series D 550; Series E 2,000
     and  Series F 3,000 and 0 issued  and outstanding shares                            9                     4
   Common stock, $0.001 par value, authorized 100,000,000
     shares; 57,595,397 and 50,934,786 issued and outstanding
     shares                                                                         57,595                50,935
   Deferred compensation                                                           (400,495)                   0
   Additional paid-in capital                                                    22,394,440           15,202,578
   Accumulated comprehensive income (loss)                                         (116,292)                   0
   Accumulated deficit                                                          (11,058,535)         (10,311,145)
                                                                         ------------------ --------------------
          Total stockholders equity                                              10,876,722            4,942,372
                                                                         ------------------ --------------------


Total Liabilities and  Stockholders Equity                                      $22,684,838           $9,505,476
                                                                         ================== ====================


     The accompanying notes are an integral part of the financial statements

                          NewMarket Technology, Inc.
                      (f/k/a IPVoice Communications, Inc.)
                      Consolidated Statements of Operations
                                   (Unaudited)
                          Three Months Ended March 31,


                                                                      Three Months Ended            Six Months Ended
                                                                           June 30,                     June 30,
                                                                 ---------------------------- ----------------------------
                                                                      2004           2003          2004          2003
                                                                 --------------- ------------ -------------- -------------

REVENUES

   Net sales                                                      $    7,610,596 $   $562,972 $  $10,275,267 $   1,054,007
   Less: Cost of sales                                                 4,987,828      420,266      6,819,191       761,148
                                                                 --------------- ------------ -------------- -------------

          Gross Margin                                                 2,622,768      142,706      3,456,076       292,859

OPERATING EXPENSES:
   Compensation
      Employees                                                          997,826       51,622      1,280,687       101,875
      Consulting                                                          35,783            0         48,449             0
      Consulting - related party                                          78,389            0        118,055             0
   General and administrative expenses                                 1,198,359       86,281      2,286,387       159,555
   Selling and marketing                                                 302,270            0        513,196             0
   Depreciation and amortization                                          55,564            0         83,798         9,074
                                                                 --------------- ------------ -------------- -------------

          Total expenses                                               2,668,191      137,903      4,330,572       270,504
                                                                 --------------- ------------ -------------- -------------

Income (Loss) from operations                                            (45,423)       4,803       (874,496)       22,355
                                                                 --------------- ------------ -------------- -------------

OTHER INCOME (EXPENSE):
   Interest income                                                         2,456           64          3,913           136
   Interest expense                                                      (41,791)          (7)       (68,583)          (40)
   Foreign currency transaction gain (loss)                               (5,681)           0         (2,676)            0
   Bad debt expense                                                            0            0              0             0
   Other income                                                                0        4,500          8,980         9,000
                                                                 --------------- ------------ -------------- -------------

          Total other income (expense)                                   (45,016)       4,557        (58,366)        9,096
                                                                 --------------- ------------ -------------- -------------

Net income (loss) before income tax (credit) and minority interest       (90,439)       9,360       (932,862)       31,451

   Foreign income tax (credit)                                            70,020            0         70,418             0
   Minority interest in consolidated subsidiary income (loss)            (53,150)           0        255,890             0
                                                                 --------------- ------------ -------------- -------------

Net income (loss)                                                        (73,569)       9,360       (606,554)       31,451

Other comprehensive income (loss)
   Foreign currency translation gain (loss)                               30,007            0        116,292             0
                                                                 --------------- ------------ -------------- -------------

Comprehensive income (loss)                                            $ (43,562)      $9,360     $ (490,262)      $31,451
                                                                 =============== ============ ============== =============

Income (loss) per weighted average common share                  $        ( 0.01)$        0.1 $        ( 0.1)$       (0.01)
                                                                 =============== ============ ============== =============

Number of weighted average common shares outstanding                  57,595,397    8,529,275     55,454,584     7,553,423
                                                                 =============== ============ ============== =============

     The accompanying notes are an integral part of the financial statements

                           NewMarket Technology, Inc.
                      (f/k/a IPVoice Communications, Inc.)
                 Consolidated Statements of Stockholders Equity




                                        Number of Shares       Par Value of Stock
                                     ------------------------  --------------------
                                     Preferred    Common       Preferred  Common
                                     --------- --------------  --------- ----------

BEGINNING BALANCE, December 31, 2000    2,700     18,866,384          $3   $18,866
1st qtr. - services (0.38/sh.)              0      2,256,000           0     2,256
1st qtr. - conversion of Series B        (20)         98,217           0        98
pref. stock
2nd qtr. - services ($0.13/sh.)             0      3,004,418           0     3,004
2nd qtr. - conversion of Series B        (90)      1,058,805           0     1,059
pref. stock
2nd qtr. - issuance of shares for           0        126,630           0       127
interest
Series B preferred stock dividend           0              0           0         0
2nd qtr. -  bene. conv. feature             0              0           0         0
discount
3rd qtr. - issuance of shares for           0        143,195           0       143
interest
3rd qtr. - conversion of Series B        (50)      1,674,665           0     1,675
pref. stock
4th qtr. - conversion of Series B        (22)      1,717,656           0     1,718
pref. stock
4th qtr. - issuance of shares for           0        268,500           0       268
interest
Net loss                                    0              0           0         0
                                     --------- --------------  --------- ----------

BALANCE, December 31, 2001              2,518     29,214,470           3    29,214
Series B preferred stock dividend           0              0           0         0
1st qtr. - issuance of shares for           0        171,840           0       172
interest
1st qtr. - services ($0.04/sh.)             0     10,500,000           0    10,500
2nd qtr. - services ($0.04/sh. &            0      2,500,000           0     2,500
$0.05/sh.)
3rd qtr, - services ($0.05/sh.)             0      5,000,000           0     5,000
3rd qtr. - conversion of Series B        (48)      5,303,824           0     5,304
pref. stock
4th qtr. - conversion of Series B.        (3)      1,774,375           0     1,774
pref. stock
4th qtr. - conversion of debt               0     60,000,000           0    60,000
4th qtr. - 1 for 30 reverse split           0  (110,648,874)           0 (110,649)
4th qtr. - conversion of Series B.       (26)        588,546         (1)       589
pref stock
4th qtr. - services ($0.09/sh.)             0        200,000           0       200
Bene. conv. feature discount                0              0           0         0
amortization
Net loss                                    0              0           0         0
                                     --------- --------------  --------- ----------

BALANCE, December 31, 2002              2,441      4,604,181           2     4,604
Issuance of common stock for services       0        111,667           0       112
Series B preferred stock dividend           0              0           0         0
Conversion of Series B pref. stock    (1,738)     23,885,332         (1)    23,885
Conversion of Series A pref. stock      (100)        710,218           0       710
Beneficial conver feature discount          0              0           0         0
amort
Conversion of debt to common stock          0     21,623,388           0    21,624
Issuance of Series C pref. stock        3,300              0           3         0
Net income (loss)                           0              0           0         0
                                     --------- --------------  --------- ----------

BALANCE, December 31, 2003              3,903     50,934,786           4    50,935
Conversion of Series B pref. stock      (503)      1,075,257         (1)     1,075
Conversion of debt to common stock          0      1,685,354           0     1,685
Issuance of common stock for services       0      1,900,000           0     1,900
Issuance of common stock for                0      2,000,000           0     2,000
acquisition
Issuance of Series D pref. stock          550              0           1         0
Issuance of Series E pref. stock        2,000              0           2         0
Issuance of Series F pref. stock        3,000              0           3         0
Other comprehensive income (loss)           0              0           0         0
Net income (loss)                           0              0           0         0
                                     --------- --------------  --------- ----------

ENDING BALANCE, June 30, 2004
(unaudited)                          8,950     57,595,397             $9   $57,595
                                     ========= ==============  ========= ==========


     The accompanying notes are an integral part of the financial statements

                           NewMarket Technology, Inc.
                      (f/k/a IPVoice Communications, Inc.)
                 Consolidated Statements of Stockholders Equity


                Beneficial                      Total
 Additional     Conversion                  Stockholders'
  Paid-In        Feature     Accumulated        Equity

  Capital        Discount      Deficit       (Deficiency)
-------------   -----------  -------------  ---------------
  $6,019,085      $833,333   $ (6,830,546)         $40,741
     855,024             0              0          857,280
         (98)            0              0                0

     384,879             0              0          387,883
      (1,059)            0              0                0

      28,441             0              0           28,568

           0             0       (181,125)        (181,125)
           0       212,697              0          212,697

       8,443             0              0            8,586

      (1,675)            0              0                0

      (1,718)            0              0                0

       8,324             0              0            8,592

           0             0     (2,689,747)      (2,689,747)
-------------   -----------  -------------  ---------------

   7,299,646     1,046,030     (9,701,418)      (1,326,525)
           0             0       (173,932)        (173,932)
       8,423             0              0            8,595

     409,500             0              0          420,000
     102,500             0              0          105,000

     245,000             0              0          250,000
      (5,304)            0              0                0

      (1,774)            0              0                0

   1,740,000             0              0        1,800,000
     110,649             0              0                0
        (588)            0              0                0

      17,800             0              0           18,000
           0       (86,333)         86,333               0

           0             0     (1,416,382)      (1,416,382)
-------------   -----------  -------------  ---------------

   9,925,852       959,697    (11,205,399)        (315,244)
      12,171             0              0           12,283
     723,585             0       (260,897)         462,688
     (23,883)            0              0                1
        (710)            0              0                0
           0      (959,697)       959,697                0

   1,265,566             0              0        1,287,190
   3,299,997             0              0        3,300,000
           0             0        195,454          195,454
-------------   -----------  -------------  ---------------

  15,202,578             0    (10,311,145)       4,942,372
      (1,074)            0              0                0
     285,842             0              0          287,527
     565,100             0       (400,495)         166,505
     977,000             0              0          979,000

     364,999             0              0          365,000
   1,999,998             0              0        2,000,000
   2,999,997             0              0        3,000,000
           0             0       (116,292)        (116,292)
           0             0       (747,390)        (747,390)
-------------   -----------  -------------  ---------------


 $22,394,440            $0   $(11,575,322)     $10,876,722
=============   ===========  =============  ===============

                           NewMarket Technology, Inc.
                      (f/k/a IPVoice Communications, Inc.)
                      Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                   (Unaudited)

                                                                                       2004             2003
                                                                                 ---------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                      $(606,554)           $31,451
Adjustments to reconcile net loss to net cash used by operating activities:
   Amortization of stock issued for services/deposits - related party                     118,055                 0
   Amortization of stock issued for services - other                                       48,449                 0
   Depreciation                                                                            51,811             9,074
   Minority interest in consolidated subsidiary income loss                              (255,890)                0
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                          (1,245,759)              870
   (Increase) decrease in inventory                                                       225,607                 0
   (Increase) decrease in prepaid expenses and deposits                                    63,843                 0
   Increase (decrease) in accounts payable - trade                                      1,728,066           (94,651)
   Increase (decrease) in accounts payable - related parties                                  149                 0
   Increase (decrease) in accrued expenses                                                144,828                 0
   Increase (decrease) in accrued salary and taxes                                         98,478           (22,327)
   Increase (decrease) in deferred revenue                                                 (1,530)                0
   Increase (decrease) in income taxes payable                                             70,417                 0
   Increase (decrease) in accrued  dividends payable                                            0           173,932
                                                                                 ---------------- -----------------

Net cash used by operating activities                                                     439,970            98,349
                                                                                 ---------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Notes receivable advances to third parties                                            (311,400)                0
   Purchase of property and equipment                                                        (582)             (488)
                                                                                 ---------------- -----------------

Net cash used by investing activities                                                    (311,982)             (488)
                                                                                 ---------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable                                                             (202,543)                0
   Advances on notes payable                                                              755,988            11,000
   Cash purchased in acquisitions                                                         795,512                 0
                                                                                 ---------------- -----------------

Net cash provided by financing activities                                               1,348,957            11,000
                                                                                 ---------------- -----------------

Effect of exchange rates on cash                                                          226,928                 0
                                                                                 ---------------- -----------------

Net increase (decrease) in cash and equivalents                                         1,703,873           108,861
                                                                                 ---------------- -----------------

CASH, beginning of period                                                               1,632,083            46,642

CASH, end of period                                                                    $3,335,956          $155,503
                                                                                 ================ =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid in cash                                                                  $68,593                $7
                                                                                 ================ =================

Non-Cash Financing Activities:
   Common stock issued to settle debt                                                    $287,527                $0
                                                                                 ================ =================
   Common stock issued for acquisition of consolidated subsidiary                        $979,000                $0
                                                                                 ================ =================
   Preferred stock issued for acquisition of consolidated subsidiaries                 $5,365,000                $0
                                                                                 ================ =================
   Promissory note issued for acquisition of consolidated subsidiary                   $4,900,000                $0
                                                                                 ================ =================


     The accompanying notes are an integral part of the financial statements

                           NewMarket Technology, Inc.
                      (f/k/a IPVoice Communications, Inc.)
                   Notes to Consolidated Financial Statements
                   (Information with regard to the six months ended June 30, 2004 and 2003 is unaudited)


(1)  Summary of Significant Accounting Principles
     The Company NewMarket Technology, Inc, (f/k/a IPVoice Communications, Inc.), (the ompany , is a Nevada corporation which conducts business from its headquarters in Dallas, Texas. The Company was incorporated on February 19, 1997 as Nova Enterprises, Inc., and changed its name to IPVoice Communications, Inc. in March of 1998, and then to IPVoice.com, Inc. in May of 1999, then back to IPVoice Communications, Inc. in January of 2001 and to NewMarket Technology, Inc., in July 2004. The Company is involved in the information technology industry., principally voice over internet, systems integration, homeland defense and medical office information technology. The following summarize the more significant accounting and reporting policies and practices of the Company:

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

     In July 2003, the Company agreed to a term sheet agreement to acquire 100% of InfoTel Technologies, Pte, Limited, a Singapore company, from the debt holders of Appiant Technologies, Inc. This acquisition was based on a $4,000,000 purchase price. The Appiant Debenture holders received 3,000 shares of Series C Convertible Preferred Stock of the Company valued at $3,000,000 and a promissory note for $1,000,000. Subsequently this was modified to $3,300,000 of preferred stock, (3,300 shares), and a $700,000 promissory note. There is a one year look-back holding that the Company common stock underlying the conversion of the preferred stock must have a value of $3,000,000, (now $3,300,000), or the Company is required to either pay the holders the difference between $3,000,000 and the market price in cash, or sell Infotel and apply the proceeds to pay the difference. The preferred stock is convertible, after one year and 100% after two years, at the lesser of the 20 day trailing average price per share of the common stock or $1 per share.

                           NewMarket Technology, Inc.
                      (f/k/a IPVoice Communications, Inc.)
                   Notes to Consolidated Financial Statements

(1)  Summary of significant Accounting Principles (Continued)
     b) Significant acquisitions, continued In January 2004, the Company entered into a term sheet agreement to acquire 51% of the common stock of Digital Computer Integration Corp., (DCI), a Plano, Texas based corporation. Under the terms of the agreement, the Company is required to loan DCI $100,000 spread over the following month, on a convertible note, bearing interest at 8% and convertible into common stock at the closing of the acquisition. Further, the Company is required to loan $250,000 at the acquisition closing under another convertible note bearing 8% rate of interest with no stated maturity and provide a line of purchase order financing to DCI in the amount of $1,000,000. The acquisition is based on a factor of one times signed 2004 revenue at the closing date, or an expected amount of approximately $5,000,000. This price carries a one year look back which can adjust the purchase price upward or downward based on actual recorded revenue for the year ended December 31, 2004, but in no event greater than a 30% adjustment.

     In January 2004, the Company entered into a term sheet agreement to acquire 100% of the common stock of RKM Suministros, C.A., (RKMV), and RKM USA Corp., Inc., (RKMM). RKMV is a Venezuela corporation and is headquartered in Caracas. RKMM is a Miami based US corporation. The purchase price of RKMV is $2,000,000, to be paid in the form of shares of Series C Convertible Preferred Stock of the Company. The sales price is based on one times gross revenue. The sellers cannot convert for the first six months. At the end of six months the seller can convert up to $600,000 worth of the preferred shares and an additional $400,000 after nine months and the balance after the first anniversary. The sellers are restricted from any conversions that would represent a greater than 4.9% stake in the then issued and outstanding common stock of the Company. This agreement carries a one year look back with an adjustment in the sales price of a maximum of 30% upward, (maximum price of $2,600,000), and 20% downward, ($1,600,000 minimum price). This look back is based on the one year revenues of RKMV and RKMM for the immediately preceding 12 months. Revenue variations resulting in exchange rate fluctuations between the US dollar and Venezuelan Bolivare are specifically excluded for these purposes. In addition, there is a second look back provision, which allows for the reversal of some to all of the transaction if the Company common stock does not have a minimum of $20,000,000 in trading volume over the immediately preceding 12 months. If, during the first 12 months after closing, the Company experiences a change of control, the sellers conversion rights are immediately accelerated to 100%. If prior to the conversion of the Prefered stock, the Company is sold or otherwise no longer a publicly traded entity, the sellers may opt to reverse the acquisition. The purchase price of RKMM is $1. The Company is obligated to lend RKM $40,000 within 10 days, $30,000 within 60 days and $30,000 within 90 days after the closing. The Company is also obligated to lend RKM $1,000,000 in additional funds in conjunction with contracted projects which have a mimimum 25% pre-tax profit margin. This acquisition was closed in April 2004.

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

     In February 2004, the Company entered into a term sheet agreement to acquire 51% of the common stock of Wireless Frontier Internet, Inc. The Company has since terminated this term sheet agreement. The Company has no financial obligation past or present in regard to the proposed Wireless Frontier Internet, Inc.

                           NewMarket Technology, Inc.
                      (f/k/a IPVoice Communications, Inc.)
                   Notes to Consolidated Financial Statements

(1)  Summary of significant Accounting Principles (Continued)
     c) Principles of consolidation The consolidated financial statements include the accounts of NewMarket Technology, Inc. and its wholly owned and majority owned subsidiaries. All intercompany balances and transactions have been eliminated.

     d) Net income (loss) per share Basic net income(loss) per weighted average common share is computed by dividing the net income(loss) by the weighted average number of common shares outstanding during the period. e) Stock compensation for services rendered The Company issues shares of common stock in exchange for services rendered. The costs of the services are valued according to accounting principles generally accepted in the United States and are been charged to operations as earned.

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

     g) Intangibles In the second quarter of 2000, the Company engaged a law firm for the preparation and filing of the required applications for rates and tariffs with the state regulatory authorities in 48 continental United States, Hawaii, the District of Columbia and the U.S. FCC at a total cost of $260,000, in accordance with APB 17. The Company intends to amortize this cost over a twelve-month period beginning with the initiation of operations, as these rates and tariffs are renewed on an annual basis. In the fourth quarter of 2002, in conjunction with the redirection of the Company business, this asset has been written off.

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

     i) Interim financial information The financial statements for the six months ended June 30, 2004 and 2003 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

(2) Stockholders Equity The Company has authorized 100,000,00 shares of $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 56,995,397 and 42,386,310 shares of common stock issued and outstanding at March 31, 2004 and 2003, respectively. The Company had 100 and 200 shares of Series A preferred stock issued and outstanding at March 31, 2004 and 2003, respectively. The Company had 0 and 2,318 shares of Series B preferred stock issued and outstanding at March 31, 2004 and 2003, respectively. The Company had 3,300 and 0 shares of Series C preferred stock issued and outstanding at March 31, 2004 and 2003, respectively. The Company had 550 and 0 shares of Series D preferred stock issued and outstanding at March 31, 2004 and 2003, respectively.

                          NewMarket Technology, Inc. 0
                     (f/k/a IPVoice Communications, Inc.) 0
                  Notes to Consolidated Financial Statements 0

(2) Stockholders Equity (Continued) In February 1997, the Company issued 9,000,000 shares to its founder for services rendered to the Company valued at par value, or $9,000. In March 1997, the Company completed a Regulation D Rule 504 Placement for 1,400,000 shares in exchange for $14,000 cash.

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

     In the first quarter 2000, an existing shareholder exercised warrants for 386,000 shares of common stock for $386,000 cash. In the first quarter 2000, an existing 506 investor exercised his warrants for 75,000 shares of common stock by tendering $74,063 cash. In the first quarter 2000, the Company issued 300,000 shares of common stock for services/deposits, valued at the current market rate of $876,778, to two entities, one related party ($730,778 and the other unrelated ($146,000). In the second quarter 2000, the Company made a Tender Offer to the senior convertible (Series A) preferred stockholders who were given the option of: (1) converting all of the units into 17,832 shares of common stock, (2) converting a portion of the units to shares of common stock and amend the notes or (3) retain the units and not to agree to the offer. As a result of the Tender Offer, the Company issued 543,876 shares of common stock in exchange for the cancellation of 950 shares of Series A preferred stock and $759,450 of debt. During the second quarter of 2000, the Company received $2,084,371, net of expenses of $425,629, from the issuance of 2,500 shares of convertible Series B preferred stock with a 7.5% dividend rate. At the election of the shareholders, the Series B preferred stock may be converted into shares of common stock by dividing the purchase price by the conversion. price. The conversion price equals the lesser

                           NewMarket Technology, Inc.
                      (f/k/a IPVoice Communications, Inc.)
                   Notes to Consolidated Financial Statements

(2) Stockholders Equity (Continued) of: (1) 110% of the lowes closing bid price for the common stock for the five trading days prior to the date of issuance or (2) 75% of the average of the three lowest closing bid price for the common stock for the thirty consecutive trading days preceding the conversion date. The Company has recorded a beneficial conversion feature discount on the issuance of convertible Series B preferred stock in the amount of $833,333 in accordance with EITF Topic D-60. Based on the Series B preferred stockholders agreement, the Company is recording the Series B preferred stock dividend over 180 days from May 22, 2000. Also, on the conversion date, the Series B preferred stockholders have an option to acquire up to $2,500,000 of common stock at the conversion price.
     Furthermore, in accordance with the Series B preferred stockholders agreement, the Company issued 350,000 warrants to purchase common stock at an exercise price of $2.136 per share. In July 2000, the Company and International Investment Partners Ltd. (IIP) agreed to terminate the consulting agreement, effective May 31, 2000, under terms which excused IIP from providing any further services and discontinued the Company obligation to make the monthly payments for such services. In addition, IIP agreed to exchange both outstanding warrants for 700,000 shares of common stock. In October 2000, the Company entered into an agreement with Marie Peregrim to provide sales and marketing management consulting services throughout
     Europe, excluding the United Kingdom, in exchange for 300,000 shares of common stock valued at $273,000. On February 14, 2001, the Company SB-2 was declared effective by the Securities and Exchange Commission ( EC . This SB-2 was filed primarily to register shares of common stock underlying the 2,500 shares of convertible Series B preferred stock and related dividends and warrants associated with the issuance.

     On February 20, 2001, the Company Board of Directors adopted the 2001 Stock Award Plan (:Plan under which 2,256,000 shares of common stock are reserved. The Plan was effective upon adoption. Under the Plan, shares of common stock may be awarded to employees and consultants for services rendered. For purposes of the Plan, the shares of common stock were valued at $0.38 per share. A registration on Form S-8 was filed with the SEC on February 20, 2001 so that the shares of common stock, when awarded, will be freely marketable by the individual recipients. Our officers and directors are eligible to participate in the Plan. In consideration of this personal guarantees of several obligations of the Company, Mr. Howson and Ms. Will have each been awarded 500,000 shares of common stock under the Plan. The remaining shares have been awarded to four consultants for services, including 1,120,000 to Jeremy Feakins, a principal of International Investment Partners Ltd. In April 26, 2001, the Company Board of Directors adopted the 2001 Stock Award Plan II ( lan II to reserve an additional 3,004,418 shares of common stock. Plan II was effective upon adoption. For purposes of Plan II, these shares of common stock were valued at an average price of $0.13 per share. In consideration for their service, Mr. Howson and Ms. Will each have been awarded 1,000,000 shares of common stock under this Plan II. The remaining shares were issued to Company employees as part of severance arrangements or for accepting certain wage concessions.

     In the first half of 2002, the Company filed a Form S-8 to register 12,500,000 shares of common stock at a price of $0.04 per share, which were subsequently issued to certain officers, directors, related parties and others. In April 2002, the Company filed a Form S-8 to register 500,000 shares of common stock at a price of $0.05 per share, which were issued to the Company law firm. In April 2002, the Company issued 171,840 restricted common shares as payment of $8,592 in accrued interest to the remaining Series A unit holders. In the third quarter 2002, the Company issued 5,000,000 common shares in exchange for services valued at $250,000, or $0.05 per share, pursuant to an S-8 registration statement. In the third and fourth qarters 2002, 51 shares of the Series B preferred stock were converted to 7,078,199 common shares. In October 2002, 60,000,000 common shares were issued to convert $1,800,000 of the promissory note issued to acquire the net assets of Vergetech. In October 2002, the Company completed a 1 for 30 reverse split of its common stock, resulting in 110,648,874 shares being retired. Subsequent to the reverse split, 26 shares of the Series B preferred stock were converted into 588,546 shares of common stock, and 200,000 shares of common stock were issued in exchange for services valued at $18,000, or $0.09 per share.

                           NewMarket Technology, Inc.
                      (f/k/a IPVoice Communications, Inc.)
                   Notes to Consolidated Financial Statements

(2) Stockholders Equity (Continued) In 2003 The Company issue 111,667 shares of restricted common stock in exchange for services valued at $12,283. In 2003, the holders of the Series B preferred stock converted the remaining balance of 2,2483 shares into 23,885,332 shares of common stock. In 2003 the holders of $1,387,191 of convertible debt, including interest, exchanged the debt and interest for 22,333,606 shares of common stock. In October 2003, the Company issued 3,300 shares of Series C Preferred Stock to close the acquisition of Infotel.

     In the first quarter of 2004, the Company issued 1,075,257 shares of common stock for the conversion of the final remaining 503 shares of Preferred Series B outstanding. The Company issued 1,685,354 shares of common stock for the conversion of $287,527 of convertible debt, at $0.17 per share. The Company issued 1,300,000 shares of restricted common stock pursuant to consulting contracts with four individuals. These shares were valued at $313,000, or $0.24 per share. All of these contracts are prospective for a period of one year, therefore the Company is amortizing the expense over the life of the contracts. The Company issued 2,000,000 shares of restricted common stock to acquire an additional 38% of IP Global Voice. These shares were valued at $979,000, or $0.4895 per share. The Company issued 550 shares of restricted preferred stock, Series D, to acquire 51% of the common stock of Medical Office Software, Inc. These shares were valued at $365,000. In the second quarter of 2004 the Company issued 600,000 shares of restricted common stock pursuant to consulting contracts with two individuals. These shares were valued at $253,000, or $0.42 per share. Both of these contracts are prospective for a period of six months and one year, therefore the Company is amortizing the expense over the life of the contracts. The Company issued 2,000 shares of restricted preferred stock, Series E, to acquire 100% of the common stock of RKM Suministros, S.A. These shares were valued at $2,000,000. The Company issued 3,000 shares of restricted preferred stock, Series F, to acquire 100% of the common stock of Netsco, Inc. These shares were valued at $3,000,000. Netsco is being merging as a wholly owned subsidiary of DCI.

(3) Income Taxes Deferred income taxes (benefits) are provide for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $11,058,500 which expire beginning December 31, 2117. There may be certain limitations on the Company ability to utilize the loss carry-forwards in the event of a change of control, should that occur. The amount recorded as a deferred tax asset, cumulative as of June 30, 2004, is $4,423,000, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $4,423,000, as the Company has no history of profitable operations. The significant components of the net deferred tax asset as of June 30, 2004 are:


                Net operating losses            $4,423,000
                                              ------------
                Valuation allowance            (4,423,000)
                                              ------------
                Net deferred tax asset                  $0
                                              ============

(4)  Commitment and Contingencies
     a) Leases The Company has entered into a sale-leaseback agreement with Creative Capital Leasing Group ( essor in February 2001. The Lessor purchased certain equipment from the Company at a price of $300,000; the book value of the assets was in excess of $300,000. The Company was required to make monthly payments commencing February 1, 2001 in the amount of $11,288 for 66 months. The former President of the Company had pledged personal assets as collateral. The Company paid approximately $28,400 in rentals during 2002. (See note 8)

     b) Lawsuits In December 1999, SatLink filed a lawsuit alleging breach of contract as a result of the rescission of the acquisition in October 1999, as discussed in Note 5 above. In December 1999, the former CFO of the Company filed a lawsuit alleging breach of contract as a result of the rescission of the employment agreement in October 1999.The Company believes this suit has no merit and intends to vigorously defend it.

                           NewMarket Technology, Inc.
                      (f/k/a IPVoice Communications, Inc.)
                   Notes to Consolidated Financial Statements

(4)  Commitment and Contingencies, continued
     b) Lawsuits On April 25, 2000, Michael McKim filed a lawsuit against the Company alleging breach of employment contract and fraud. The Company formerly employed Mr. McKim as Vice President of Research and Development. In addition, for a period of time, he was a member of the Company Board of directors. As a part of his compensation, Mr. McKim was to receive 300,000 shares of common stock, followed by an additional 750,000 shares of common stock over a three-year period, subject to various limitations.

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

     c) Stock option plan In December 1999, the stockholders adopted an executive incentive plan (the ption Plan or 000 Executive Incentive Plan under which 1,000,000 shares of common stock are reserved for grants under the Option Plan. The Option Plan took effect on January 1, 2000 and terminates on December 31, 2005. Options granted under the Option Plan may qualify as ncentive stock options as defined in Section 422 of the internal Revenue Code of 1986, as amended, and become exercisable in accordance with the terms approved at the time of the grant. To be eligible, a grantee must be an employee, officer, director or consultant of the Company. It is intended that all options be granted at fair market value on a particular date determined by the Compensation and Option Committee of the Board of Directors. As of March 31, 2001, options to purchase 50,000 shares at an exercise price of $1.21 per share have been granted to 1 employee and are unexercised. Subsequent to the reverse split this option is for 1,667 shares with an exercise price of $36.30 per share.

(5) Change of Control On June 19, 2002, the Company entered into an Asset Purchase Agreement to purchase substantially all of the assets of Vergetech, Inc. of Dallas in exchange for a promissory note in the amount of $3,000,000. At that time, the existing officers and directors resigned after appointing a new director and officer.

(6) Asset abandonment Subsequent to the change of control, new management attempted to take control and possession of the Company assets. Prior management informed new management that the assets had been relocated to Lancaster, Pennsylvania, under the control of Jeremy Feakins, a stockholder of the Company. Mr. Feakins has refused to disclose the physical location of the assets. Management is evaluating the options and remedies available to it. As a result, management elected to write-off these assets. Creative Capital, (note 5), elected to foreclose on the assets pledged by the previous President. Therefore, the Company elected to write down the balance of this lease to zero.

(7) Long term debt In 2003, the Company retired $1,387,191 of convertible debt and accrued interest. This debt was retired by issuing 22,333,606 shares of common stock. In November and December 2003, the Company borrowed $1,800,000 in four traunches from two parties, both of whom have been holders of the Company preferred and common stock. The terms of all four traunches are the same; payment of principal two years from the date of issuance; 8% interest rate, payable quarterly in cash or common stock of the Company and a 12% discount from the face amount of the note. The combination of the amortization of the discount and stated interest rate equals a 14% rate of interest annually. The debt is convertible in whole or in part into share of the Company common stock at the debt holders option. The conversion price is the trailing ten day average closing price of the common stock .

                           NewMarket Technology, Inc.
                      (f/k/a IPVoice Communications, Inc.)
                   Notes to Consolidated Financial Statements

(7) Long term debt, continued. In December 2003, the Company issued a $700,000 promissory note to the debt holders of Appiant Technology, Inc. as a portion of the purchase price of Infotel Technologies, Pte, Limited. The terms of this note are: $100,000 payable in February and March 2004, $50,000 each month thereafter. This note carries no stated interest rate.

(9) Short term debt In November 2003, the Company borrowed $400,000 with 90 day terms. This note carried a 2% discount from the face amount, equaling an 24% annual rate of interest.

(10) Subsequent events
     a) Significant acquisitions In August 2004, the Company acquired 51% of Logicorp, a Canadian company. The Company will pay $1,100,000 in cash and issue a 24 month $1,000,000 promissory note to complete this acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     Overview

     This analysis should be read in conjunction with the consolidated financial statements, the notes thereto, included in this Form 10-QSB and the financial statements and notes thereto included in NewMarket Technology, Inc.'s December31, 2003 Annual Report on Form 10-KSB. The Annual Report includes a more detailed overview of the Company Business Plan. The overview herein is abbreviated as a review to preamble the subsequent management discussion and analysis relevant to this Form 10-SB.

     The NewMarket Technology, Inc. business model and market concentration is founded on the belief that emerging communication technology will be the single greatest influence on business and government efficiency improvements over the next 10 years. Management contends that communication technology will out pace all other business innovation in contribution to economic efficiency, continuous product differentiation, and an improved world wide standard of living. Management is committed to building NewMarket into a globally recognized leader in the continuous introduction of emerging communication Technologies.

     NewMarket has implemented a long-term plan to continuously find and acquire early stage technology companies; incrementally invest to market refine acquired technology offerings; concentrate initial sales efforts on focused pilot opportunities; expand pilots to a level that proves market viability; spin technology companies out into a next stage expanded capital opportunity while retaining at NewMarket the support service contract functions such as customer service support, systems installation and integration, maintenance and version update supplemental programming. To build a first rate competitive support service capacity, NewMarket is developing support resources in specific oversees economies that offer a reduced labor expense and an opportunity to sell into fast growing economic regions with less brand name competition than in North America.

     Until we achieve a sustained level of profitability, we must be considered a start-up entity. Until that time, we may periodically depend on financing resources for cash flows to meet certain operating expenses and no assurance of our financial success or economic survival can be given during this period.

     We have only recently begun to experience revenue from the sale of NewMarket products and services. We believe our strategy, introduced in June of 2002, to package our own IP Telephony products and services with recognized brand names and to pursue sales in the high demand Telecommunications, Healthcare and Homeland Security Markets will be successful.

     We expect to  realize  $20,000,000  in overall  sales in fiscal  year 2004.
Management   anticipates  that  while  in  an  aggressive  growth  phase,  those forecasted sales will produce only a small profit.

     In addition to the products and services we currently offer in the Telecommunications market, we plan to further expand the current product line into the Healthcare and Homeland Security markets in fiscal 2004. Our plans call for accelerating market entry into the Healthcare and Homeland Security industries through strategic mergers and acquisitions. In the first quarter of 2004, NewMarket has already acquired Medical Office Software Inc. ("MOS"), and Digital Computer Integration Inc. ("DCI") as part of that strategy.

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

     In the second quarter of 2004, NewMarket acquired one hundred percent of the stock of NETSCO Inc. NETSCO Inc. is an eight-year-old corporation headquartered in Research Triangle Park of North Carolina. The company is a software product and services company that specializes in mission critical distributed computing solutions for large-scale enterprise applications. NETSCO has particular expertise in Java(TM), J2EE(TM) XML, UNIX and LINUX. The NETSCO Framework is a proprietary technology that provides a set of services commonly required for distributed enterprise systems, such as Workflow, Dynamic Configuration, Persistence and Global User Management. Different versions of the NETSCO Framework (NFW) were utilized by both global commercial and military organizations. Examples of NETSCO software integrated solutions include multi-channel (i.e. rich-client, web-client, and wireless), specialized Customer Relationship Management (CRM), Supply-Chain Management, Logistics, Fulfillment, Enterprise Resource Planning (ERP), and Command Control Communication (CCC) infrastructure. Utilizing its proven software technology products and large-scale systems integration experiences, NETSCO now offers turnkey RFID solutions.

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


     Results of Operations

     Net Sales. Quarter Ended June 30, 2004 Compared to the Quarter Ended June 30, 2003. Net sales increased over one thousand two hundred and fifty-one percent (1251 %) from $562,972 for the quarter ended June 30, 2003 to $7,610,696 for the quarter ended June 30, 2004. Organic sales growth from the previously existing core operations and previously acquired operations accounted for $2,847,000 or forty percent (40%) of the $7,610,696. The balance of the increased sales resulted from the acquisition of operating companies.

     Cost of Sales. Cost of sales increased one thousand and eighty-seven percent (1087%) from $420,266 for the quarter ended June 30, 2003 to $4,987,828 for the quarter ended June 30, 2004. This increase was due to the acquisitions made over the last year and the related organic growth. Our cost of sales, as a percentage of sales has gone down. The cost of sales for the quarter ended June 30, 2003 was approximately 74.5% and 66.5% for the quarter ended June 30, 2004. Management plans to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows. Management will leverage the increased purchasing volume to improve purchasing contracts and reduce overall cost of sales. Management will also implement resource utilization strategies that can demonstrate notable savings when applied over higher volumes of production.

     Compensation Expense. Compensation expense increased one thousand eight hundred and thirty-three percent (1833%) from $51,622 for the quarter ended June 30, 2003 to $997,826 for the quarter ended June 30, 2004. The overall increase is due in large part to the substantial increase in the number of employees from approximately 35 employees as of June 30 2003 to approximately 200 employees as of June 30, 2004. Management is working to keep Compensation in reasonable proportion to the overall Company sales and expenses. Management has significantly decreased its stock-based compensation to outside consultants, officers and related party consultants and plans to continue to limit such compensation. No performance incentive Compensation program has yet been in place since the implementation of the new business model in June 2002, but management plans to construct and implement such a plan in 2004 intended to support the aforementioned objective of keeping overall Compensation in proportion to Company sales and expenses.

     General and Administrative Expense. General and administrative expenses for the quarter ended June 30, 2003 were $86,281 compared to $1,198,359 for the quarter ended June 30, 2004. The general and administrative expenses for the quarter ended June 30, 2004, are dramatically higher than for the quarter ended June 30, 2003 as a direct result of both the general and administrative expenses of the acquisitions made over the last year, as well as the one time expenses associated with completing such acquisitions. Management plans to reduce the general and administrative expenses as a portion of overall sales and total expenses in 2004 through the consolidation of redundant processes in resources inherited in the recent acquisitions.

     Depreciation and amortization Expense. Depreciation and amortization expense increased substantially from a negligible expense for the quarter ended June 30, 2003 to $55,564 for the quarter ended June 30, 2004. This increase is a direct result of the acquisitions made over the last year . Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

     Liquidity and Capital Resources

     At June 30, 2003, the Company had cash of $155,503 and a working capital deficit of ($1,588,460) as compared to cash of $3,335,965 and working capital surplus of $1,201,103 at June 30, 2004. This improved working capital situation was due primarily to the implementation of the previously herein described new business model implemented in June 2002, which includes as part of the plan the acquisitions made over the last year. In addition we have been successful attracting investment capital to carry out this business model.

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

We have not until recently generated significant revenues and we incurred losses in fiscal years 2001 and 2002.

     We have a limited operating history and incurred losses for 2001 and 2002. There can be no assurance that we will be successful in increasing revenues, or generating acceptable margins, or, if we do, that operation of our business will be a profitable business enterprise. We will likely have to seek additional outside sources of capital for our business. There can be no assurance that we will be able to obtain such capital on favorable terms and conditions or at all. If this occurs the market price of our common stock could suffer.

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

     Our success depends in large part on the continued service of our management and other key personnel and our ability to continue to attract, motivate and retain highly qualified employees. In particular, the service of Philip Verges, our Chairman and Chief Executive Officer is integral to the execution of our business strategy. If one or more of our key employees leaves NewMarket, we will have to find a replacement with the combination of skills and attributes necessary to execute our strategy. Because competition from other technology companies for skilled employees is intense, and the process of finding qualified individuals can be lengthy and expensive, we believe that the loss of services of key personnel could negatively affect our business, financial condition and results of operations.

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

     The market price of our common stock has been and is likely to continue to be volatile and significantly affected by various factors, including:

     * general market conditions and market conditions affecting technology stocks in particular;
     *    actual  or  anticipated   fluctuations  in  our  quarterly  or  annual
          operating results;
     *    announcements  relating  to  contracts,   investments,   acquisitions,
          divestitures;
     *    discontinued operations, layoffs or corporate actions;
     *    industry conditions or trends; and
     *    limited public float, market making activity an research coverage.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

     As of June 30, 2004, the company's management, including its Chief Executive Officer and Principal Financial Officer, have reviewed and evaluated the effectiveness of the company's disclosure controls and procedures pursuant to Rule 13a- 15(b) of the Securities Exchange Act of 1934. Based on that review and evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that the company's disclosure controls and procedures are adequate and effective and that no changes are required at this time.

Changes in Internal Controls:

     In connection with the evaluation by management, including its Chief Executive Officer and Principal Financial Officer, of the company's internal control over reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended June 30, 2004 were identified that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.



                           PART II OTHER INFORMATION

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

     On December 22, 1999, Peter Stazzone, who became the Company's Secretary and Treasurer in connection with the failed merger of Satlink 3000, filed a complaint against the Company in the Superior Court of the State of Arizona,

County of Maricopa, Case No. CV 99-22828, alleging various causes of action against us, including breach of an employment contract with us, breach of fiduciary duty, tortious interference and intentional and negligent misrepresentation, all in connection with our rescission of the Satlink 3000 merger. Mr. Stazzone is seeking $1.95 million plus interest in compensation for his salary, liquidated damages, award of stock and options, interest and attorneys' fees. The Company considers the claim with out merit. We are currently in settlement negotiations with Mr. Stazzone while also vigorously defending the claim in ongoing court proceedings.

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

     In the first quarter of 2004, the Company issued 1,075,257 shares of common stock for the conversion of the final remaining 503 shares of Preferred Series B outstanding. The Company issued 1,685,354 shares of common stock for the conversion of $287,527 of convertible debt, at $0.17 per share. The Company issued 1,300,000 shares of restricted common stock pursuant to consulting contracts with four individuals. These shares were valued at $313,000, or $0.24 per share. All of these contracts are prospective for a period of one year, therefore the Company is amortizing the expense over the life of the contracts. The Company issued 2,000,000 shares of restricted common stock to acquire an additional 38% of IP Global Voice. These shares were valued at $979,000, or $0.4895 per share. The Company issued 550 shares of restricted preferred stock, Series D, to acquire 51% of the common stock of Medical Office Software, Inc. These shares were valued at $365,000. The Company issued 2,000 shares of restricted preferred stock, Series E, to acquire 100% of the common stock of RKM. These shares were valued at $2,000,000. the Company issued 3000 of restricted preferred stock, Series F, to acquire 100% of the common stock of Netsco. These shares were valued at $3,000,000.


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


ITEM 5. OTHER INFORMATION

Not Applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.    Description
----------  -------------------------------------
2.1 Purchase Agreement dated October 14, 2003 by and among NewMarket Technology, Inc. and Intercoastal Financial Services Corporation. (Filed as Exhibit 20.1 to the Company's Current Report on Form 8-K filed October 15, 2003 and incorporated herein by reference.)

2.2 Stock Purchase Agreement dated August 26, 2003 by and between NewMarket Technology, Inc. and IP Global Voice, Inc. (Filed as Exhibit
          21.0 to the Company's Current Report on Form 8-K filed September 2, 2003 and incorporated herein by reference.)

3.1 Articles of Incorporation of Nova Enterprises, Inc. (Filed as Exhibit 3.(i).1 to the Company's Form 10-SB filed November 3, 1999 and incorporated herein by reference.)

3.2 Certificate of Amendment of Articles of Incorporation changing name to NewMarket Technology, Inc. (Filed as Exhibit 3.(i).2 to the Company's Form 10-SB filed November 3, 1999 and incorporated herein by reference.)

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

31.1  *   Certification  of Chief Executive  Officer Pursuant to Rule 13a-14(a),
          as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2  *   Certification  of  Principal   Financial   Officer  Pursuant  to  Rule
          13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1  *   Certification of the Chief Executive  Officer and Principal  Financial
          Officer  Pursuant to 18 U.S.C.  Section 1350,  as Adopted  Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.
--------------------
*   Filed herewih.


     (b) Reports on Form 8-K

     During the first and second quarter of 2004 and prior to August 9, 2004, we had four Current Reports on Form 8-K as follows:

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

     Current Report on Form 8-K filed June 2, 2004, which included disclosure under Item 2 and 7 relating to the audit of the previously acquired Infotel Technologies Ltd (pte) of Singaproe.

     Current Report on Form 8-K filed June 2, 2004, which included disclosure under Item 2 and 7 relating to the audit of the previously acquired RKM IT Solutions in Caracas, Venezuela.

     Current Report on Form 8-K filed June 11, 2004, which included disclosure under Item 2 relating to the acquisition by the Company of 100% of Netsco Inc.

     Current Report on Form 8-K filed August 9, 2004, which included disclosure under Item 2, 5 and 7 relating to the acquisition by the Company of 100% of Logicorp Inc. and to the name change from IPVoice Communications Inc. to NewMarket Technology Inc.

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           NewMarket Technology, Inc.
                           -------------------------
                                  (Registrant)

Date:   August 12, 2004
                                 By: /s/ PHILIP M. VERGES
                                 -------------------------------------
                                 Philip M. Verges
                                 Chairman and Chief Executive Officer,
                                 Primary Financial Officer