Form 10QSB
period 2004-09-30
NewMarket Technology Inc
filed 2004-11-15
CIK 1092083

United States
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB


(Mark-One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

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

                                             Yes [_]  No  [_]



                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 11, 2004, we had 73,445,397 shares of our common stock outstanding.

                                            INDEX
                                  NEWMARKET TECHNOLOGY, INC.


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

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

SIGNATURES

CERTIFICATIONS

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                          INDEX TO FINANCIAL STATEMENTS




Consolidated Balance Sheet..................................................F-2

Consolidated Statements of Operations.......................................F-3

Consolidated Statements of Stockholders Equity..............................F-4

Consolidated Statements of Cash Flows.......................................F-5

Notes to Consolidated Financial Statements..................................F-6

                           NewMarket Technology, Inc.
                      (f/k/a IPVoice Communications, Inc.)
                           Consolidated Balance Sheet

                                            ASSETS                              September 30, 2004  December 31, 2003
                                                                                ------------------ ------------------
                                                                                   (unaudited)
CURRENT ASSETS
   Cash, (includes restricted cash of $401,654 and $0)                          $        2,395,741 $        1,632,083
   Accounts receivable, net of allowance of $41,911 and $26,535                          3,419,716            257,437
   Inventory                                                                               611,474                  0
   Prepaid expenses, deposits and other current assets                                     149,300             32,394
                                                                                ------------------ ------------------
          Total current assets                                                           6,576,231          1,921,914
                                                                                ------------------ ------------------
PROPERTY AND EQUIPMENT
   Computer and office equipment                                                         1,581,021             35,388
   Less: Accumulated depreciation                                                       (1,338,089)           (32,023)
                                                                                ------------------ ------------------
          Total property and equipment                                                     242,932              3,365
                                                                                ------------------ ------------------
OTHER ASSETS
   Notes receivable                                                                      1,550,631            759,000
   Investment in unconsolidated subsidiary                                                       0          4,000,000
   Goodwill                                                                              9,817,600          2,755,757
   Software code                                                                         5,100,653                  0
   Intangible property                                                                      65,600             65,440
                                                                                ------------------ ------------------
          Total other assets                                                            16,534,484          7,580,197
                                                                                ------------------ ------------------
Total Assets                                                                    $       23,353,647 $        9,505,476
                                                                                ================== ==================
              LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable
      Trade                                                                     $        1,593,582 $           56,177
      Related parties                                                                      379,139                  0
   Accrued expenses
      Trade                                                                              1,062,820            122,183
      Salary and taxes                                                                     231,052             36,228
      Income tax payable                                                                   312,887                  0
   Deferred revenue                                                                         57,477                  0
   Current portion of long term debt                                                       320,610                  0
   Short-term line of credit                                                               135,844            447,823
                                                                                ------------------ ------------------
          Total current liabilities                                                      4,093,411            662,411
                                                                                ------------------ ------------------
LONG-TERM LIABILITIES
   Deferred income tax liability                                                            34,376                  0
   Notes payable                                                                         5,116,368          3,800,000
                                                                                ------------------ ------------------
          Total long-term liabilities                                                    5,150,744          3,800,000
                                                                                ------------------ ------------------
Total Liabilities                                                                        9,244,155          4,462,411
                                                                                ------------------ ------------------
Minority interest in consolidated subsidiaries                                             373,252            100,693
                                                                                ------------------ ------------------
STOCKHOLDERS EQUITY
   Senior convertible preferred stock, $0.001 par value, authorized 10,000,000 shares; Series A, 100: Series B, 0 and 503: Series C 3,300; Series D 550;
     Series E 2,000 and Series F 3,000 and 0 issued  and outstanding shares                      9                  4
   Common stock, $0.001 par value, authorized 100,000,000 shares; 69,445,397 and
     50,934,786 issued and outstanding shares                                               69,445             50,935
   Deferred compensation                                                                  (356,119)                 0
   Additional paid-in capital                                                           24,817,816         15,202,578
   Accumulated comprehensive income (loss)                                                (249,450)                 0
   Accumulated deficit                                                                 (10,545,461)       (10,311,145)
                                                                                ------------------ ------------------
          Total stockholders equity                                                     13,736,240          4,942,372
                                                                                ------------------ ------------------
Total Liabilities and  Stockholders Equity                                      $       23,353,647 $        9,505,476
                                                                                ================== ==================



     The accompanying notes are an integral part of the financial statements

                           NewMarket Technology, Inc.
                      (f/k/a IPVoice Communications, Inc.)
                      Consolidated Statements of Operations
                                   (Unaudited)
                         Nine Months Ended September 30,

                                                                     Three Months Ended           Nine Months Ended
                                                                       September 30,                September 30,
                                                                ---------------------------- ----------------------------
                                                                     2004           2003          2004          2003
                                                                --------------- ------------ -------------- -------------
REVENUES
   Net sales                                                    $     7,877,721 $    669,550 $   18,152,988 $   1,723,557
   Less: Cost of sales                                                4,153,300      491,139     10,972,491     1,252,287
                                                                --------------- ------------ -------------- -------------
          Gross Margin                                                3,724,421      178,411      7,180,497       471,270

OPERATING EXPENSES:
   Compensation
      Employees                                                       1,591,760       50,975      2,872,447       152,850
      Consulting                                                         45,500            0         93,949             0
      Consulting - related party                                        146,375            0        264,430             0
   General and administrative expenses                                1,218,391       87,346      3,504,778       246,901
   Selling and marketing                                                262,470            0        775,666             0
   Depreciation and amortization                                         49,630            0        133,428         9,074
                                                                --------------- ------------ -------------- -------------
          Total expenses                                              3,314,126      138,321      7,644,698       408,825
                                                                --------------- ------------ -------------- -------------
Income (Loss) from operations                                           410,295       40,090      (464,201)        62,445
                                                                --------------- ------------ -------------- -------------
OTHER INCOME (EXPENSE):
   Interest income                                                        2,617          135          6,530           271
   Interest expense                                                     (32,990)           0       (101,573)          (40)
   Foreign currency transaction gain (loss)                              14,198            0         11,522             0
   Bad debt expense                                                           0            0              0             0
   Other income                                                           5,189        4,500         14,169        13,500
                                                                --------------- ------------ -------------- -------------
          Total other income (expense)                                  (10,986)       4,635        (69,352)       13,731
                                                                --------------- ------------ -------------- -------------
Net income (loss) before income tax (credit)
    and minority interest                                               399,309       44,725       (533,553)       76,176

   Foreign income tax (credit)                                            3,598            0         74,016             0
   Minority interest in consolidated
    subsidiary income (loss)                                            117,362            0        373,252             0
                                                                --------------- ------------ -------------- -------------
Net income (loss)                                                       513,073       44,725       (234,317)       76,176

Other comprehensive income (loss)
   Foreign currency translation gain (loss)                            (365,742)           0       (249,450)            0
                                                                --------------- ------------ -------------- -------------
Comprehensive income (loss)                                     $       147,331 $     44,725 $    (483,767) $      76,176
                                                                =============== ============ ============== =============
Income (loss) per weighted average common share                 $          0.01 $       0.01 $       ( 0.01)$        0.01
                                                                =============== ============ ============== =============
Number of weighted average common shares outstanding                              20,011,212                   13,614,552
                                                                =============== ============ ============== =============

     The accompanying notes are an integral part of the financial statements

                           NewMarket Technology, Inc.
                      (f/k/a IPVoice Communications, Inc.)
                 Consolidated Statements of Stockholders Equity


                                                                Par Value of
                                         Number of Shares          Stock         Additional
                                        -------------------    --------------     Paid-In
                                         Pfd      Common       Pfd   Common       Capital
                                        ------ ------------    ---- ---------   ------------
BEGINNING BALANCE, December 31,
 2001                                   2,518  29,214,470       $3   $29,214     $7,299,646
Series B preferred stock dividend           0            0       0         0              0
1st qtr. - issuance of shares for
           interest                         0      171,840       0       172          8,423
1st qtr. - services ($0.04/sh.)             0   10,500,000       0    10,500        409,500
2nd qtr. - services ($0.04/sh. &
           $0.05/sh.                        0    2,500,000       0     2,500        102,500
3rd qtr, - services ($0.05/sh.)             0    5,000,000       0     5,000        245,000
3rd qtr. - conversion of Series
           B pref. stock                  (48)   5,303,824       0     5,304         (5,304)
4th qtr. - conversion of Series
           B. pref. stock                  (3)   1,774,375       0     1,774         (1,774)
4th qtr. - conversion of debt               0   60,000,000       0    60,000      1,740,000
4th qtr. - 1 for 30 reverse split           0 (110,648,874)      0  (110,649)       110,649
4th qtr. - conversion of Series
           B. pref. stock                 (26)     588,546      (1)      589           (588)
4th qtr. - services ($0.09/sh.)             0      200,000       0       200         17,800
Bene. conv. feature discount
   amortization                             0            0       0         0              0
Net loss                                    0            0       0         0              0
                                        ------ ------------    ---- ---------   ------------

BALANCE, December 31, 2002              2,441    4,604,181       2     4,604      9,925,852
Issuance of common stock for services       0      111,667       0       112         12,171
Series B preferred stock dividend           0            0       0         0        723,585
Conversion of Series B pref. stock     (1,738)  23,885,332      (1)   23,885        (23,883)
Conversion of Series A pref. stock       (100)     710,218       0       710           (710)
Beneficial conver feature discount amort    0            0       0         0              0
Conversion of debt to common stock          0   21,623,388       0    21,624      1,265,566
Issuance of Series C pref. stock        3,300            0       3         0      3,299,997
Net income (loss)                           0            0       0         0              0
                                        ------ ------------    ---- ---------   ------------
BALANCE, December 31, 2003              3,903   50,934,786       4    50,935     15,202,578
Conversion of Series B pref. stock       (503)   1,075,257      (1)    1,075         (1,074)
Conversion of debt to common stock          0   13,035,354       0    13,035      2,559,818
Issuance of common stock for services       0    2,400,000       0     2,400        714,500
Issuance of common stock for acquisition    0    2,000,000       0     2,000        977,000
Issuance of Series D pref. stock          550            0       1         0        364,999
Issuance of Series E pref. stock        2,000            0       2         0      1,999,998
Issuance of Series F pref. stock        3,000            0       3         0      2,999,997
Amortization of deferred compensation       0            0       0         0              0
Other comprehensive income (loss)           0            0       0         0              0
Net income (loss)                           0            0       0         0              0
                                        ------ ------------    ---- ---------   ------------
ENDING BALANCE, September 30,
2004 (unaudited)                        8,950  69,445,397        $9   $69,445    $24,817,816
                                        ====== ============    ==== =========   ============


     The accompanying notes are an integral part of the financial statements

                           NewMarket Technology, Inc.
                      (f/k/a IPVoice Communications, Inc.)
                 Consolidated Statements of Stockholders Equity
                                  (Continued)

               Accum                          Total
               Comp                        Stockholders
 Deferred     Income       Accumulated        Equity
    Comp      (Loss)         Deficit       (Deficiency)
 ---------- -----------   --------------   ------------


 $        0 $         0   $   (8,655,388)  $ (1,326,525)
          0           0         (173,932)      (173,932)

          0           0                0          8,595
          0           0                0        420,000

          0           0                0        105,000
          0           0                0        250,000

          0           0                0              0

          0           0                0              0
          0           0                0      1,800,000
          0           0                0              0

          0           0                0              0
          0           0                0         18,000

          0           0                0              0
          0           0       (1,416,382)    (1,416,382)
 ---------- -----------   --------------   ------------

          0           0      (10,245,702)      (315,244)
          0           0                0         12,283
          0           0         (260,897)       462,688
          0           0                0              1
          0           0                0              0
          0           0                0              0
          0           0                0      1,287,190
          0           0                0      3,300,000
          0           0          195,454        195,454
 ---------- -----------   --------------   ------------
          0           0      (10,311,145)     4,942,372
          0           0                0              0
          0           0                0      2,572,853
   (714,500)          0                0          2,400
          0           0                0        979,000
          0           0                0        365,000
          0           0                0      2,000,000
          0           0                0      3,000,000
    358,381           0                0        358,381
          0    (249,450)                0      (249,450)
          0           0         (234,316)      (234,316)
 ---------- -----------   --------------   ------------

 $(356,119) $  (249,450)  $  (10,545,461)  $ 13,736,240
 ========== ===========   ==============   ============

                           NewMarket Technology, Inc.
                      (f/k/a IPVoice Communications, Inc.)
                      Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                   (Unaudited)

                                                                                     2004         2003
                                                                                ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $    (234,317)$      76,176
Adjustments to reconcile net loss to net cash used by operating activities:
   Amortization of stock issued for services/deposits - related party                 264,430             0
   Amortization of stock issued for services - other                                   93,949             0
   Depreciation                                                                       133,428         9,074
   Minority interest in consolidated subsidiary income loss                          (373,252)            0
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                        (760,075)     (237,735)
   (Increase) decrease in inventory                                                    15,205             0
   (Increase) decrease in prepaid expenses and deposits                                40,289             0
   Increase (decrease) in accounts payable - trade                                    184,395       104,744
   Increase (decrease) in accounts payable - related parties                         (101,921)            0
   Increase (decrease) in accrued expenses                                            205,732             0
   Increase (decrease) in accrued salary and taxes                                    190,252       (30,170)
   Increase (decrease) in deferred revenue                                             10,478             0
   Increase (decrease) in income taxes payable                                         74,016             0
   Increase (decrease) in accrued  dividends payable                                        0             0
                                                                                ------------- -------------
Net cash used by operating activities                                                (257,391)      (77,911)
                                                                                ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Notes receivable advances to third parties                                        (791,631)            0
   Purchase of property and equipment                                                 (40,787)         (488)
                                                                                ------------- -------------
Net cash used by investing activities                                                (832,418)         (488)
                                                                                ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable                                                         (286,287)            0
   Advances on notes payable                                                        1,304,613       269,750
   Cash purchased in acquisitions                                                     795,512             0
                                                                                ------------- -------------
Net cash provided by financing activities                                           1,813,838       269,750
                                                                                ------------- -------------
Effect of exchange rates on cash                                                       39,629             0
                                                                                ------------- -------------
Net increase (decrease) in cash and equivalents                                       763,658       191,351
                                                                                ------------- -------------
CASH, beginning of period                                                           1,632,083        46,642
CASH, end of period                                                             $   2,395,741 $     237,993
                                                                                ============= =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid in cash                                                        $      68,593 $           7
                                                                                ============= =============
Non-Cash Financing Activities:
   Common stock issued to settle debt                                           $   2,572,853 $           0
                                                                                ============= =============
   Common stock issued for acquisition of consolidated subsidiary               $     979,000 $           0
                                                                                ============= =============
   Preferred stock issued for acquisition of consolidated subsidiaries          $   5,365,000 $           0
                                                                                ============= =============
   Promissory note issued for acquisition of consolidated subsidiary            $   4,900,000 $           0
                                                                                ============= =============

     The accompanying notes are an integral part of the financial statements

                           NewMarket Technology, Inc.
                      (f/k/a IPVoice Communications, Inc.)
                   Notes to Consolidated Financial Statements
                   (Information with regard to the nine months
                 ended September 30, 2004 and 2003 is unaudited)

(1)  Summary of Significant Accounting Principles

     The Company NewMarket Technology, Inc, (f/k/a IPVoice Communications, Inc.), (the ompany , is a Nevada corporation which conducts business from its headquarters in Dallas, Texas. The Company was incorporated on February 19, 1997 as Nova Enterprises, Inc., changed its name to IPVoice Communications, Inc. in March of 1998, then to IPVoice.com, Inc. in May of 1999, back to IPVoice Communications, Inc. in January of 2001 and to NewMarket Technology, Inc., in July 2004. The Company is involved in the information technology industry., principally voice over internet, systems integration, homeland defense and medical office information technology. The following summarize the more significant accounting and reporting policies and practices of the Company:

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

     In June 2003, the Company entered into a term sheet agreement to acquire 51% of the common stock of IP Global Voice, Inc., (IPGV), a Delaware corporation headquartered in San Francisco, California. At the time of the agreement IPGV was a newly formed corporation. This term sheet required the Company to loan IPGV $100,000 on a Senior Secured Convertible Promissory Note, carrying an interest rate of 10% and maturing on March 30, 2004. Closing of the acquisition would occur when the Company loaned IPGV an additional $400,000 with the same terms as the initial $100,000. The Company completed the initial $100,000 on the date of signing the term sheet, a second $100,000 in August 2003, and the remaining $300,000 in

                           NewMarket Technology, Inc.
                      (f/k/a IPVoice Communications, Inc.)
                   Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Principles (Continued)
     b)  Significant   acquisitions,   continued,
     September 2003, at which time the acquisition was considered closed. At closing the Company committed to invest $4,500,000 in IPGV in exchange for 6,000,000 shares of IPGV common stock; a warrant to purchase an additional 1,000,000 shares of IPGV common stock at a price of $1 per share and 2,250,000 shares of IPGV common stock in exchange for 2,250,000 shares of Series C Preferred Stock of the Company. In March 2004, the Company issued 2,000,000 shares of common stock, valued at $979,000, to acquire an additional 38% of IPGV.

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

                           NewMarket Technology, Inc.
                      (f/k/a IPVoice Communications, Inc.)
                   Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Principles (Continued)
     b)  Significant  acquisitions,  continued
     In January 2004, the Company entered into a term sheet agreement to acquire 100% of the common stock of RKM Suministros, C.A., (RKMV), and RKM USA Corp., Inc., (RKMM). RKMV is a Venezuela corporation and is headquartered in Caracas. RKMM is a Miami based US corporation. The purchase price of RKMV is $2,000,000, to be paid in the form of shares of Series C Convertible Preferred Stock of the Company. The sales price is based on one times gross revenue. The sellers cannot convert for the first six months. At the end of six months the seller can convert up to $600,000 worth of the preferred shares and an additional $400,000 after nine months and the balance after the first anniversary. The sellers are restricted from any conversions that would represent a greater than 4.9% stake in the then issued and outstanding common stock of the Company. This agreement carries a one year look back with an adjustment in the sales price of a maximum of 30% upward, (maximum price of $2,600,000), and 20% downward, ($1,600,000 minimum price). This look back is based on the one year revenues of RKMV and RKMM for the immediately preceding 12 months. Revenue variations resulting in exchange rate fluctuations between the US dollar and Venezuelan Bolivare are specifically excluded for these purposes. In addition, there is a second look back provision, which allows for the reversal of some to all of the transaction if the Company common stock does not have a minimum of $20,000,000 in trading volume over the immediately preceding 12 months. If, during the first 12 months after closing, the Company experiences a change of control, the sellers conversion rights are immediately accelerated to 100%. If prior to the conversion of the Prefered stock, the Company is sold or otherwise no longer a publicly traded entity, the sellers may opt to reverse the acquisition. The purchase price of RKMM is $1. The Company is obligated to lend RKM $40,000 within 10 days, $30,000 within 60 days and $30,000 within 90 days after the closing. The Company is also obligated to lend RKM $1,000,000 in additional funds in conjunction with contracted projects which have a minimum 25% pre-tax profit margin. This acquisition was closed in April 2004.

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

     In February 2004, the Company entered into a term sheet agreement to acquire 51% of the common stock of Wireless Frontier Internet, Inc. The Company is obligated to provide $100,000 on April 1, 2004, on a convertible note carrying an 8% rate of interest. The purchase price is $15,000,000, payable as $13,800,000 in shares of Convertible Preferred Stock of the

                           NewMarket Technology, Inc.
                      (f/k/a IPVoice Communications, Inc.)
                   Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Principles (Continued)
     b)  Significant  acquisitions,  continued
     Company and $1,100,000 in cash, with $300,000 due at the closing; $300,000 each at 90 days and 180 days subsequent to closing and the final $200,000 at 270 days subsequent to closing. The Convertible Preferred Stock of the Company will bear a stated dividend rate of 4% and is restricted from conversion into common stock for two years from issuance.

     In August 2004, the Company acquired 51% of Logicorp, a Canadian company. The Company will pay $1,100,000 in cash and issue a 24 month $1,000,000 promissory note to complete this acquisition.

     c) Principles of consolidation The consolidated financial statements include the accounts of NewMarket Technology, Inc. and its wholly owned and majority owned subsidiaries. All inter-company balances and transactions have been eliminated.

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

     In June 2002, goodwill in the amount of $2,756,327 was recorded in conjunction with the net asset acquisition from Vergetech. Goodwill amounting to $7,061,273 was recorded in conjunction with the acquisitions in 2003 and 2004. The Company will evaluate this asset periodically to determine any impairment of the asset.

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

     i) Interim financial information The financial statements for the nine months ended September 30, 2004 and 2003 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

(2) Stockholders Equity The Company has authorized 300,000,00 shares of $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 69,445,397 shares of common stock issued and outstanding at September 30, 2004. The Company had 100shares of Series A preferred stock issued and outstanding at September 30, 2004. The Company had 0 shares of Series B preferred stock issued and outstanding at September 30, 2004. The Company had 3,300 shares of Series C preferred stock issued and outstanding at September 30, 2004. The Company had 550 shares of Series D preferred stock issued and outstanding at September 30, 2004. The Company had 2,000 shares of Series E preferred stock issued and outstanding at September 30, 2004. The Company had 3,000 shares of Series F preferred stock issued and outstanding at September 30, 2004.

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

                           NewMarket Technology, Inc.
                      (f/k/a IPVoice Communications, Inc.)
                   Notes to Consolidated Financial Statements

(2)  Stockholders  Equity  (Continued)
     In 2003 The Company issued 111,667 shares of restricted common stock in exchange for services valued at $12,283. In 2003, the holders of the Series B preferred stock converted the remaining balance of 2,2483 shares into 23,885,332 shares of common stock. In 2003 the holders of $1,387,191 of convertible debt, including interest, exchanged the debt and interest for 22,333,606 shares of common stock. In October 2003, the Company issued 3,300 shares of Series C Preferred Stock to close the acquisition of Infotel.

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

(3) Income Taxes Deferred income taxes (benefits) are provide for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $10,545,500 which expire beginning December 31, 2117. There may be certain limitations on the Company ability to utilize the loss carry-forwards in the event of a change of control, should that occur. The amount recorded as a deferred tax asset, cumulative as of September 30, 2004, is $4,218,000, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $4,218,000, as the Company has no history of profitable operations. The significant components of the net deferred tax asset as of September 30, 2004 are:

Net operating losses                            $4,218,000
                                     ---------------------
Valuation allowance                            (4,218,000)
                                     ---------------------
Net deferred tax asset                                  $0
                                     =====================

                           NewMarket Technology, Inc.
                      (f/k/a IPVoice Communications, Inc.)
                   Notes to Consolidated Financial Statements

(4)  Commitment and Contingencies
     a) Leases The Company entered into a sale-leaseback agreement with Creative Capital Leasing Group ( essor in February 2001. The Lessor purchased certain equipment from the Company at a price of $300,000; the book value of the assets was in excess of $300,000. The Company was required to make monthly payments commencing February 1, 2001 in the amount of $11,288 for 66 months. The former President of the Company had pledged personal assets as collateral. The Company paid approximately $28,400 in rentals during 2002. (See note 8)

     b) Lawsuits In December 1999, SatLink filed a lawsuit alleging breach of contract as a result of the rescission of the acquisition in October 1999, as discussed in Note 5 above. In December 1999, the former CFO of the Company filed a lawsuit alleging breach of contract as a result of the rescission of the employment agreement in October 1999.The Company believes this suit has no merit and intends to vigorously defend it.

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

                           NewMarket Technology, Inc.
                      (f/k/a IPVoice Communications, Inc.)
                   Notes to Consolidated Financial Statements

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

     We expect to  realize  $24,000,000  in overall  sales in fiscal  year 2004.
Management   anticipates  that  while  in  an  aggressive  growth  phase,  those forecasted sales will produce only a small profit.

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

     As part of NewMarket's overall plan to build sales and delivery capacity through the acquisition of systems integration and IT outsourcing firms, NewMarket acquired fifty-one percent (51%) stock ownership in Logicorp Data Systems Ltd. of Canada in August 2004. This is a significant acquisition that expands NewMarket's capacity, geographic reach and revenue and customer base. Logicorp's annualized revenue is approximately nineteen million U.S. dollars per year ($19 million). The revenue benefit of this acquisition will not be fully recognized in NewMarket's financial reports until 2005 due to a two quarter difference in the fiscal year ends between Logicorp and NewMarket.

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

     Results of Operations

     Net Sales. Quarter Ended September 30, 2004 Compared to the Quarter Ended September 30, 2003. Net sales increased over one thousand one hundred and seventy-seven percent (1177 %) from $669,550 for the quarter ended September 30, 2003 to $7,877,721 for the quarter ended September 30, 2004. The substantial sales growth is due to both the acquisition of existing businesses operations as well as the organic sales growth from the acquired operations. Over $3,000,000 in sales this quarter result from organic growth from acquired business operations.

     Cost of Sales. Cost of sales increased eight hundred and forty-six percent (846%) from $491,139 for the quarter ended September 30, 2003 to $4,153,300 for the quarter ended September 30, 2004. This increase was due to the acquisitions made over the last year and the related organic growth. Our cost of sales, as a percentage of sales has gone down. The cost of sales for the quarter ended
September 30, 2003 was approximately 73.4% and 52.7% for the quarter ended September 30, 2004. Management plans to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows. Management will leverage the increased purchasing volume to improve purchasing contracts and reduce overall cost of sales. Management will also implement resource utilization strategies that can demonstrate notable savings when applied over higher volumes of production.

     Compensation Expense. Compensation expense increased three thousand four hundred and ninety-nine percent (3499%) from $50,975 for the quarter ended September 30, 2003 to $1,783,635 for the quarter ended September 30, 2004. The overall increase is due in large part to the substantial increase in the number of employees from approximately 35 employees as of September 30, 2003 to approximately 300 employees as of September 30, 2004. Management is working to keep Compensation in reasonable proportion to the overall Company sales and expenses. Management has significantly decreased its stock-based compensation to outside consultants, officers and related party consultants and plans to continue to limit such compensation. No performance incentive Compensation program has yet been in place since the implementation of the new business model in June 2002, but management plans to construct and implement such a plan in 2004 intended to support the aforementioned objective of keeping overall Compensation in proportion to Company sales and expenses.

     General and Administrative Expense. General and administrative expenses for the quarter ended September 30, 2003 were $87,346 compared to $1,218,391 for the quarter ended September 30, 2004. The general and administrative expenses for the quarter ended September 30, 2004, are dramatically higher than for the quarter ended September 30, 2003 as a direct result of both the general and administrative expenses of the acquisitions made over the last year, as well as the one time expenses associated with completing such acquisitions. Management plans to reduce the general and administrative expenses as a portion of overall sales and total expenses in 2004 through the consolidation of redundant processes in resources inherited in the recent acquisitions.

     Depreciation and amortization Expense. Depreciation and amortization expense increased substantially from a negligible expense for the quarter ended September 30, 2003 to $49,630 for the quarter ended September 30, 2004. This increase is a direct result of the acquisitions made over the last year. Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

     Liquidity and Capital Resources

     At September 30, 2003, the Company had cash of $237,993 and a working capital deficit of ($1,630,520) as compared to cash of $2,395,741 and working capital surplus of $2,482,820 at September 30, 2004. This improved working capital situation was due primarily to the implementation of the previously herein described new business model implemented in June 2002, which includes as part of the plan the acquisitions made over the last year. In addition we have been successful attracting investment capital to carry out this business model.

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

                          Risks Related to Our Company

We have incurred operating losses in two of the last three years.

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

     We have a limited operating history with our recently acquired subsidiaries and we have incurred losses for 2001 and 2002. There can be no assurance that we will be successful in increasing revenues, or generating acceptable margins, or, if we do, that operation of our business will be a profitable business enterprise. We will likely have to seek additional outside sources of capital for our business. There can be no assurance that we will be able to obtain such capital on favorable terms and conditions or at all. If this occurs the market price of our common stock could suffer.

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


ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

     As of September 30, 2004, the company's management, including its Chief Executive Officer and Principal Financial Officer, have reviewed and evaluated the effectiveness of the company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that review and evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that the company's disclosure controls and procedures are adequate and effective and that no changes are required at this time.

Changes in Internal Controls:

     In connection with the evaluation by management, including its Chief Executive Officer and Principal Financial Officer, of the company's internal control over reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended September 30, 2004 were identified that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

     On or about September 2, 2003, Fisher-Anderson, L.C. filed a complaint for breach of contract and conversion against us in the Superior Court of the State of Arizona, County of Maricopa, Case No. CV 2003-018065 seeking damages and other relief in connection with one or more leases of certain furniture and equipment provided by Fischer Anderson to the Company. We believe that we do not possess the furniture or equipment at issue. In the same lawsuit, we, along with other defendants, are defending claims in the nature of contract and breach of fiduciary duty brought by Mr. James Howson, our former Chairman and Chief
Executive Officer and a former stockholder that had personally guaranteed the lease obligations of the Company. This complaint has been settled to the mutual satisfaction of all parties.

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

     During the second quarter of 2000, we received $2,084,371, net of expenses of $425,629, from the issuance of 2,500 shares of convertible Series B preferred stock with a 7.5% dividend rate. At the election of the shareholders, the Series B preferred stock may be converted into shares of common stock by dividing the purchase price by the conversion price. The conversion price equals the lesser of: (1) 110% of the lowest closing bid price for the common stock for the five trading day prior to the date of issuance or (2) 75% of the average of the three lowest closing bid price for the common stock for the thirty consecutive trading days preceding the conversion date. We hav recorded a beneficial conversion feature discount on the issuance of convertible Series B preferred stock in the amount of $833,333. Based on the Series B preferred stockholders' agreement, we are recording the Series B preferred stock dividend over 180 days from May 22, 2000. Also, on the conversion date, the Series B preferred stockholders have an option to acquire up to $2,500,000 of common stock at the conversion price. Furthermore, in accordance with the Series B preferred stockholders' agreement, we issued 350,000 warrants to purchase common stock at an exercise price of $2.136 per share.

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




                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           NewMarket Technology, Inc.
                        -------------------------------
                                  (Registrant)



Date:   November 15, 2004

By:/s/ PHILIP M. VERGES
-------------------------------
Philip M. Verges
Chairman and Chief Executive Officer, Primary Financial Officer