Form 10KSB
period 2004-12-31
NewMarket Technology Inc
filed 2005-04-13
CIK 1092083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Yes |X| No |_|


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |X|


State issuer's revenues for its most recent fiscal year. $ 24,977,134


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


The aggregate market value of the common stock of the registrant held by non-affiliates as of March 24, 2005 is $31,200,000 based upon the most recent price on that date at which the registrant's common equity was sold. This non-affiliate market value was calculated on the assumption that the only affiliate holding a notable common equity position is VTI represented by Philip Verges.


     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 31, 2005, we had 83,979,300 shares of our common stock outstanding.


DOCUMENTS INCORPORATED BY REFERENCE:


Transitional Small Business Disclosure Format (Check one): Yes |_|; No |X|

                          NewMarket Technology, INC.

                          ANNUAL REPORT ON FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004


PART I   .....................................................................4
   Item 1.  Description of Business...........................................4
   Item 2.  Description of Properties........................................21
   Item 3.  Legal Proceedings................................................22
   Item 4.  Submission of Matters to a Vote of Security Holders..............24

PART II  ....................................................................25
   Item 5.  Market for Common Equity and Related Stockholder Matters.........25
   Item 6.  Management Discussion and Analysis or Plan of Operation..........27
   Item 7.  Financial Statements............................................F-1
   Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure..........................52
   Item 8A. Controls and Procedures..........................................52
   Item 8B. Other Information. .. ...........................................53


PART III ....................................................................53
   Item 9.  Directors, Executive Officers, Promoters and Control Persons:
                Compliance with Section 16(a) of the Exchange Act............53
   Item 10. Executive Compensation...........................................55
   Item 11. Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters..............................56
   Item 12. Certain Relationships and Related Transactions...................58
   Item 13. Exhibits.........................................................58
   Item 14. Principal Accountant Fees and Services...........................62

PART IV  ....................................................................63
   Signatures................................................................63

     Our trademarks, service marks and trade names include MultiCom, TrueConnect, 4Com, IP Jack-in-the-Box, and FLAT25, among others. This report also contains trademarks, service marks, copyrights and trade name of other companies.



                                     PART I

Item 1. Description of Business

Forward-Looking Information

Certain matters discussed in this report or in the information incorporated by reference may constitute forward-looking statements. Forward- looking statements can generally be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," or "anticipates" or the negative of these terms or other comparable terminology, or by discussions of strategy, plans or intentions. Statements contained in this report that are not historical facts are forward- looking statements. Without limiting the generality of the preceding statement, all statements in this report concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are necessarily estimates reflecting our best judgment based upon current information and involve a number of risks and uncertainties. Other factors may affect the accuracy of these forward-looking statements, and our actual results may differ materially from the results anticipated in these forward-looking statements. While it is impossible to identify all relevant factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described in "Management Discussion and Analysis or Plan of Operation" as well as changes in the regulation of the IP telephony industry at either or both of the federal and state levels, competitive pressures in the IP telephony industry and our response to these factors, and general conditions in the economy and capital markets.

All subsequent written and oral forward-looking statements attributable to NewMarket Technology, Inc. ("NewMarket " or the "Company") and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this report.

The Company

     History of the Business

Nova Enterprises, Inc (the "Company") was incorporated in the State of Nevada on February 19, 1997, to develop and produce a unique proprietary software solution for use in Internet Telephony (hereafter referred to as "IP Telephony"). In March 1998, the Company entered into a reorganization agreement, pursuant to which our predecessor exchanged 9,000,000 shares of its common stock for all of the outstanding common shares of a private operating company known as IPVoice Communications, Inc. ("IPVCDE"), a transaction commonly referred to as a "reverse acquisition." In general terms, a reverse acquisition is a transaction in which the inactive public entity acquires an operating company and then changes its name as the surviving parent corporation to the name of the subsidiary and allows the subsidiary to appoint management in the surviving public entity. Thereafter, the subsidiary may formally merge with the parent or may continue to operate as a separate operating subsidiary. In this case, the subsidiary transferred all of its assets to the parent. The reorganization agreement was accounted for as a reorganization of IPVCDE.

In May 1999, the corporate name was changed to IPVoice.com, Inc. In January 2001, in connection with the acquisition of 100% of the issued and outstanding shares of the common stock of IPVoice Communications, Inc., a Delaware corporation, the name was changed to IPVoice Communications, Inc. As a result of that acquisition, the prior Delaware corporation ceased to exist, and the Nevada corporation became known as IPVoice Communications, Inc. The prior officers and directors resigned and were replaced by the officers and directors of the Delaware incorporated IPVoice Communications, Inc. This transaction was accounted for as a reorganization of IPVoice Communications, Inc.

Until August 1999, the Company conducted business from its headquarters in Denver, Colorado at which time the headquarters was relocated to Phoenix, Arizona. In June 2002, the headquarters relocated again to its current location in Dallas, Texas.

Until June 2004, the Company's common stock was traded on the OTC Bulletin Board under the symbol "IPVO.OB."

From inception until June 2002, the business efforts were largely dedicated to research and development in the integration of emerging communication technologies. The original strategy centered on building proprietary IP Telephony software that would enable the Company to provide unique converged communication services and dramatic operational network efficiencies. Accordingly, the Company would then be positioned to deliver a clearly differentiated communication product at a price competitive with traditional communication products.

The primary research and development effort historically centered on the Company's proprietary MultiCom Business Management Software ("MultiCom") for use in IP telephony applications (telephone, fax, data, images and video over the Internet). MultiCom is the business management system behind the Company's TrueConnect Gateway product. The TrueConnect Gateway allows a packet of information (voice, video, e-mail, data, images, etc.) to cross multiple networks while traveling to a final destination and also allows packets from multiple communication streams to share a single network. IP Telephony has been generally recognized by the telecommunications market as a more cost effective voice service than the incumbent Public Switched Telephone Network (PSTN) solution prevalent today. Late in 1999, the Company began to deploy a global Voice-over-Internet Protocol (VoIP) network constructed on the MultiCom and TrueConnect Gateway proprietary technology in order to establish the first revenue stream through the sales of communication products direct to consumers worldwide.

The VoIP network rollout proceeded as anticipated. However, the corresponding sales and marketing efforts to establish initial consumers suffered significantly as a result of the technology market turndown beginning in early 2000. Diminished consumer confidence in technology start-ups negatively impacted the early sales efforts. The corresponding complete dissolution of all of joint marketing partnerships also greatly reduced the overall sales capacity. With initial sales volume far below plan, combined with the inevitable issues associated with first implementations of new technologies, the Company was unable to establish sustainable revenue momentum. The few early customers established just prior to the technology market turndown likewise lost confidence, eroding the limited customer base even further.

Management remained confident in the converged communications industry and remained committed to becoming a leader in the industry by providing proprietary technologies that enable enhanced communication services at costs competitive with, or superior to, traditional communication services. After the failed first service launch, management concentrated on conserving corporate resources in order to preserve shareholder value while exploring alternative strategies to penetrate the converged communications market.

A renewed strategy was founded on the Company's proprietary technologies. The prior investment in research and development had created a line of proprietary technologies that enable enhanced communications and network efficiencies. The renewed strategic plan called for leveraging this proprietary technology
foundation  by  packaging   in-house   proprietary   software  with   recognized
communication technology brands. Potential customers, such as Lucent Technologies, Cisco Systems and Nortel Networks, were and are competing to develop emerging technology product lines that enable converged communication service offerings delivered across an IP network. The renewed strategy called for partnering with branded providers of known technologies by packaging both branded and emerging proprietary products in a single value proposition marketed directly to prospective strategic decision makers.

In order to accelerate the necessary strategic relationship development with branded communication industry customers, the Company systematically set out to identify, qualify and acquire a systems integration firm with established branded channel relationships. As a result of this effort, the Company found and negotiated an opportunity to acquire VergeTech Inc. ("VTI")

On June 19, 2002, the Company acquired all of the assets of VTI in exchange for a $3,000,000 promissory note convertible into 50% of the issued and outstanding shares of IPVoice as of the date of issuance. VTI was a privately held communications industry technology services firm founded in 1997 and headquartered in Dallas, Texas. VTI specialized in identifying, enhancing and building new technologies that created enhanced communications services and enabled the convergence of existing voice, video and data communications.

VTI customers were primarily communication providers (LECs, CLECs, ISPs, ASPs, and MSOs) leveraging emerging technologies to create differentiation and complementary lines of communication services. VTI customers purchased, and continue to purchase, software, software maintenance and integration services.

Consistent with the VTI asset acquisition agreement, the Company board of directors and the management team resigned and VTI management assumed the vacated management positions. Philip Verges, the founder of VTI, became our Chief Executive Officer and Chairman of the Company.

As part of the Company's renewed business strategy, two additional acquisitions were completed in the 2003 fiscal year. In 2003, the Company acquired all of the issued and outstanding stock of Infotel Technology PTE Ltd. ("Infotel") in Singapore as part of a strategy to establish a foothold operation in Asia. The Company also acquired a majority of the issued and outstanding stock of IP Global Voice, Inc. ("IP Global Voice") of San Francisco, California as part of a strategy to accelerate business development. Each of these businesses is now operated as a majority or wholly owned subsidiary of the Company. Infotel is a communications systems integrator primarily in the business of reselling and integrating specialty communication devices to various government agencies and commercial customers. IP Global Voice was a start-up with certain intellectual and physical assets that had been acquired from the breakup of a previous company. In 2003, IP Global Voice was in the process of developing a full feature Voice-over IP service offering that went into production in December, 2003. IP Global Voice was subsequently renamed Xiptel Communications Inc.

Four additional acquisitions were completed in 2004 that resulted in four new majority owned subsidiaries. Three stock purchases of twenty percent or more of three technology firms that augment NewMarket's business model were also executed in 2004.

NewMarket launched its Healthcare industry sector earlier this year by acquiring Medical Office Software Inc, a 20 year old technology company providing practice management and claims processing IP software and maintenance to 3,000 ongoing physician clients. NewMarket further added to its Healthcare strategy with the twenty percent acquisition of Sensitron, a wireless health records maintenance provider.

NewMarket also launched their Homeland Security industry sector this year by acquiring Digital Computer Integration Corporation ("DCI"). DCI provides custom integrated technology solutions to military and civil government agencies that include a number of proprietary IP communication homeland security technologies. NewMarket subsequently acquired Netsco Inc., a software firm with a proprietary RFID technology already trialed for military application and marketed in partnership with Sun Microsystems Inc.

NewMarket continued to expand its Telecommunications industry sector strategy in 2004 with the acquisition of Redmoon Broadband Inc. ("RedMoon") RedMoon specializes in the engineering and management of municipal wireless broadband networks.

NewMarket also expanded its support service capacity and customer base with the acquisition of Logicorp Inc, in Canada.

To better reflect the Company's renewed business plan and the product line expansion beyond only voice communications, the Company changed its name form IPVoice Communications Inc. to NewMarket Technology Inc. in June 2004. The common stock is currently traded on the OTC Bulletin Board under the symbol "NMKT."

The Company has never been the subject of a bankruptcy, receivership or similar proceeding.

     Current Corporate Strategy

NewMarket Technology is in the business of developing market entry technology products and services into early and mainstream technology products and services. NewMarket has introduced a unique business model to this end with two substantial differentiating features.

     1) we believe the NewMarket business model overcomes the profit margin pressure facing the technology service sector resulting from the globalization of the technology labor force and,
     2) we believe the business model enhances the return on investment opportunity for shareholders through regularly generating the issue of equity dividends.

In general, the component functions of the NewMarket business model are to:

     1)   find and acquire timely early stage technology companies;
     2)   incrementally   invest  to  market  refine  the  acquired   technology
          offering;
     3)   concentrate initial sales efforts on focused pilot opportunities;
     4)   expand pilot opportunities to a level that prov market viability;

     5) spin the technology company out into a next stage, stand alone company to support expanded capital formation;
     6) maintain the support service economy of scale b retaining support service contract functions at NewMarket Technology; and
     7) build service and sales capacity in developing economies oversees to take advantage of reduced labor expense and to sell into fast growing economic regions with less brand name competition than in North America.

Technology sector businesses face two substantial market wide systemic issues. The first is the growing global technical labor force is creating significant profit margin pressure as technology companies continue to ratchet down expenses and sell at prices below their competition by employing the ever growing technology labor force from developing economic countries around the world. The global technology labor force is growing and technology companies will continue to chase each other's downward spiraling labor expense in turn continuing to squeeze technology company profit margins for the foreseeable future. Secondly, since the collapse of the dotcom investment market, the technology sector has not been able to re-establish consistent investment community interest in technology innovation. Profit margin pressure deters investment community interest at the same time making internal research and development investment an unlikely alternative. Technology innovation is critical to the technology sector. Updated technology products with enhanced features and performance that replace last generation products are a significant and critical portion of the overall technology market.

We believe NewMarket improves technology product and service profit margins by combining traditional product and service revenues with income monetized from the overall business value of a technology offering. The equity value is usually a factor of the future earnings potential of a new technology. Earnings potential is generally derived by projecting the currently realized revenue and earnings of a product or service offering, within its market entry customer scope, across the entire market of potential customers that are likely future candidates for the new product or service offering. NewMarket contains each technology product and service offering within a subsidiary company. As the product and service offering matures, NewMarket plans to monetize the overall value of the technology offering through an incremental liquidation of stock in the subsidiary company housing the now mature product or service offering. The revenue and profits of the now mature product or service offering combined with the income from the incremental sale of stock in the associated subsidiary will provide NewMarket with a profit margin advantage.

The NewMarket corporate structure that enables the incremental sale of subsidiary stock in order to boost product and service revenues and profits is also the aspect of the NewMarket business model that attracts investment in technology product and service innovation. In addition to selling stock in subsidiary companies to combine equity income with traditional product and service revenue and profits, the subsidiary structure provides an attractive long term and incremental return on investment opportunityfor both institutional and retail common shareholders. When a subsidiary company is positioned for incremental liquidation through an independent public listing or the sale of subsidiary stock to a third-party company, NewMarket will issue subsidiary stock to common shareholders through a dividend declaration. By issuing stock in subsidiary companies to NewMarket common shareholders, NewMarket believes it will enhance long-term return opportunity for common shareholders by adding dividend returns to NewMarket stock appreciation, if any. The ability of NewMarket common shareholders to liquidate subsidiary stock issued in a
NewMarket dividend creates incremental return opportunities that can be immediately realized without liquidating NewMarket stock.

We believe the NewMarket Technology business opportunity is perpetuated by the ongoing demand for technology innovation. New technologies likewise require ongoing investment. However, since the 2001 collapse of the high tech IPO market, new technologies have struggled to find investment and investors have not found an attractive start-up investment model.

NewMarket Technology has set out to replace the high tech IPO market with the micro-cap public market. The technology start-ups are appropriately much smaller organizations with more reasonable start-up goals. The required capital investments are correspondingly smaller.

In order to create a meaningful organization through smaller investments, the counter strategy to smaller investments is more investments. NewMarket is concentrating on Internet Protocol (IP) Communication Technologies. The Company currently has three market sector concentrations each leveraging a core expertise in IP Technology - Telecommunications, Healthcare and Homeland

Security. NewMarket creates multiple investment and return opportunities around a single technology concentration. NewMarket plans to add Financial Services as a new market sector concentration in 2005.

The combination of multiple companies creates an inherent economy of scale opportunity. While the company is currently concentrating on three market sectors, it is building only one support service organization. Installation, integration, ongoing development, maintenance and customer service support are all folding under one organization to support all three markets. NewMarket plans to substantially reorganize its current support service operations in 2005 to optimize the inherent economy of scale opportunity.

Part of the Company's growth strategy includes expansion into high-growth developing economic regions. These developing economic regions provide both an environment for accelerated growth as well as a parallel platform for acquiring early stage subsidiary technology companies and developing them into mainstream technology service and product companies. NewMarket has entered into a joint venture with GaozhiSoft in Shanghai China. The two companies have already combined resources to win initial sales contracts..

Recent developments in 2005 include the January 15, 2005 definitive agreement to acquire Gaozhi Communications of Shanghai, China, executed by NewMarket Technology and the Shareholders of Gaozhi Communications. This acquisition is the first step in an overall strategy to extend the NewMarket business model into China. The agreement is currently under a routine review by Chinese authorities and will be released promptly in an amended SEC Form 8K disclosure once the review is complete.

Recent developments in 2005 also include the February 28, 2005 agreement with,Defense Technology Systems, Inc. ("DFTS"), whereby DFTS will acquire NMKT's majority interest in Digital Computer Integration Corporation. A copy of the Agreement and the Certificates of Designation have been filed as an SEC Form 8K disclosure.

In 2005 NewMarket expanded a partnership with TekVoice to include a twenty five percent interest in TekVoice Communications Inc. TekVoice will further expand the NewMarket business model into a Hispanic and Latin America and establish an independent public listing on an United States Exchange. Currently, TekVoice is a Hispanic and Latin America VoIP service provider.

While having made substantial progress in 2004, NewMarket remains in the development stage and is still acquiring the necessary operating assets and management expertise to continue with the proposed business. In addition to continuing to acquire necessary assets and management, NewMarket must also reorganize the operating assets already acquired in order to derive the benefit intended to the Company through the original acquisition. There is no assurance that any benefit will result from such activities.

Future plans call for acquiring companies that augment and complement current products and customers. Such plans involve various risks to future business operations and financial condition. If the Company fails to perform adequate due diligence, NewMarket may acquire a company or technology that:

     (a)  is not complementary to the business;
     (b)  is difficult to assimilate into the business;
     (c) subjects the Company to possible liability for technology or product defects; or
     (d)  involves substantial additional costs exceeding estimated costs.

In addition, the Company also faces the following risks in connection with its acquisitions:

     (a) the Company may spend significant funds conducting negotiations and due diligence regarding a potential acquisition that may not result in a successfully completed transaction;
     (b) the Company may be unable to negotiate acceptable terms of an acquisition;
     (c) if financing is required to complete the acquisition, the Company may be unable to obtain such financing on reasonable terms, if at all; and
     (d) negotiating and completing an acquisition, as well as integrating the acquisition into our operations, will divert management time and resources away from our current operations and increase our costs.

Our Principal Products/Services:

We provide  full  service  software  and systems  development,  integration  and maintenance and maintain product reseller and integrator partnerships with Microsoft, Cisco and Sun Microsystems among other software and systems corporations. We maintain our own line of emerging proprietary technologies that compliment and enhance the functions and features of our corporate brand name partners. Our in house proprietary offerings include:

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

Revenue/Products Breakdown:

To date our revenues have come primarily in the following product areas:

     o    Software Licensing;
     o    Long-Distance Telephone Services, both Domestic and International;
     o    Technical Independent Consulting; and
     o    Security.

     Our Customers:

We have three major types of customers: large and small national corporations, such as CompUSA, Cisco Systems, and Siemens; service providers (domestic and foreign) to include Internet Service Providers (ISPs), Application Service Providers (ASPs), Local Exchange Carriers (LECs) and Competitive Local Exchange Carriers (CLECs); and governments (domestic and foreign).

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

     Competitive Business Conditions:

The Internet-based communications software products industry is highly competitive and varied. Many of our existing and potential competitors have financial, personnel, marketing, customer bases and other financial resources significantly greater than ours. Among our various competitors are many of our potential customers such as Bell South, Qwest, Cisco Systems and Lucent Technologies. These competitors have the flexibility to introduce new service and pricing options that may be more attractive to our existing and potential customers. As a result, these competitors have greater growth and profit potential than we do. We will attempt to overcome the competitive advantages of our competitors by pursuing our new strategy of acquiring businesses that are complementary to our own and which provide us with brand name recognition.

     Suppliers/Raw Materials:

Our principal suppliers are provided below:

     o    Cisco Systems
     o    Sun Microsystems
     o    Microsoft
     o    Broadsoft

Although there can be no assurances, management believes that we have good relations with each of our principal suppliers. Our business does not require the use of raw materials to any significant degree. Those raw materials that we do need are readily available through numerous commercial sources.

     Dependence on Major Customers:

During 2004, we were not dependent upon a few or a single major customer. During 2004, no single customer accounted for more than 10% of our revenues. A significant portion of our organic growth came through our acquired assets in Latin America and the revenue from the new contracts is not recurring. There is no guarantee the contracts will be renewed.

     Patents, Trademarks and Licenses:

We have one provisional patent for our RFID shipping management product. Otherwise we do not hold, and have not applied for, any patents. We have previously filed for service mark protection with the U.S. Patent and Trademark Office for the following marks but, we do not immediately intend to vigorously follow up on those filings:

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

     Regulatory Matters:

Federal

We have no current domestic license with the Federal Communications Commission ("FCC"). We use the Internet for transmission of long- distance telephone calls. Presently, the FCC does not regulate companies that provide IP Telephony services as common carriers or telecommunications service providers. Notwithstanding the current state of the rules, the FCC's potential jurisdiction over the Internet is broad because the Internet relies on wire and radio communications facilities and services over which these regulatory authorities have long-standing authority.

We have previously requested our Competitive Local Exchange Carrier (CLEC) and Inter eXchange Carrier (IXC) status in the U.S., but do not presently intend to vigorously continue pursuing the CLEC and IXC status. A CLEC designation permits the resale of local telecommunications services and an IXC designation allows for the resale of long-distance telecommunications services. We also have received a 214 international license from the FCC for international long-distance service.

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

In a report to the United States Congress, the FCC stated its intention to consider regulating voice and fax telephony services provided over the Internet as "telecommunications" even though Internet access itself would not be regulated. The FCC is also considering whether such Internet- based telephone service should be subject to universal service support obligations or pay carrier access charges on the same basis as traditional telecommunications companies.

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

     Research and Development:

Since our inception, we have spent $142,509 on research and development. During 2001, we spent $16,946 on research and development. No funds were spent on research and development in 2002, 2003 or 2004.

     Employees:

We currently have 200 employees. We currently have one officer and three board members. Philip Verges is the Chief Executive Officer and Chairman. Mr. Verges also serves as our Principal Financial Officer. Michael Tinsley and Daniel Scofield occupy the two additional board of director seats. Lisa Hargraves is our staff controller. None of the current employees is represented by a labor union for purposes of collective bargaining. We consider our relations with our existing employees to be good.

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

Our principal executive offices are located at 14860 Montfort Drive, Suite 210, Dallas, Texas 75254. Our telephone number is 972-386-3372.

Available Information

Our website address is www.newmarkettechnology.com, We make available free of charge through our Internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and Forms 3, 4 and 5 filed on behalf of directors and executive officers, and any amendments to these reports, filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission.


Item 2. Description of Properties

At year-end December 31, 2004, our headquarters operated out of approximately 671 square feet of leased facilities located at 14860 Montfort Drive, Suite 210,

Dallas, Texas 75254. Our telephone number is (972) 386-3372. Our lease expires on December 31, 2008. Our monthly rental payments are $1,079.75. We have a number of additional leases for office space associated with our subsidiary operating companies.

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

On December 22, 1999, Peter Stazzone, who became the Company's Secretary and Treasurer in connection with the failed merger of Satlink 3000, filed a complaint against the Company in the Superior Court of the State of Arizona, County of Maricopa, Case No. CV 99-22828, alleging various causes of action against us, including breach of an employment contract with us, breach of fiduciary duty, tortious interference and intentional and negligent misrepresentation, all in connection with our rescission of the Satlink 3000 merger. Mr. Stazzone seeks his salary, liquidated damages, award of stock and options, interest and attorneys' fees. In April of 2005 we reached a mutually agreeable settlement of this matter with Mr. Stazzone.

On or about September 2, 2003, Fisher-Anderson, L.C. filed a complaint for breach of contract and conversion against us in the Superior Court of the State of Arizona, County of Maricopa, Case No. CV 2003-018065 seeking damages and other relief in connection with one or more leases of certain furniture and equipment provided by Fisher-Anderson to the Company. In the course of 2004 this matter was settled and the terms of the settlement agreement were completely executed.

Davis vs. New Market Technology, Inc. ,No. 02-19150-PHX-RTB, Adv. Pro. No. 04-1222, is an action brought by the Chapter 7 bankruptcy trustee of Barbara Will, an ex-president of the Company, alleging breach of an employment agreement. The action was brought in Phoenix, Arizona and seeks $1,195,850 plus interest. The Company has filed a motion to stay the proceedings or dismiss pursuant to an arbitration clause and for lack of personal jurisdiction. The Company believes the claim is without merit and intends to vigorously defend the action.

On December 16, 2004, the Company entered into a Subscription Agreement whereby Segic Company Ltd (the "Purchaser") agreed to purchase up to $3,000,000 of promissory notes (the "Notes"). The agreement included warrants to purchase the number of shares of common stock of the Company equal to $1,000,000. On December 16, 2004, the Purchaser purchased $250,000 of the Notes and was also required to purchase $250,000 of the Notes on the filing of a registration statement and $500,000 upon the registration statement going effective. The final $2,000,000 was to be purchased as required by the Company during the 12 months subsequent to the registration statement being declared effective. Subsequent to the initial closing on December 16, 2004, it became evident as a result of regulatory authorities review of similar financings that the Company would not be able to register the shares of common stock underlying the Notes and the warrants. The Company attempted to restructure the financing with the Purchaser but was unsuccessful. The Company contacted the Purchaser and requested that the financing be terminated and offered to repay the initial $250,000, which has been deposited into an escrow account. As of the date hereof, the Purchaser has not agreed to terminate or restructure the original financing agreement. In response to the current inability to reach a mutually acceptable termination or restructure, the Company has filed a petition in the State of Texas to have the agreement declared as terminated, Case No. 05-02233-F, File No 1872-001.

We are not aware of any contemplated legal proceeding by a governmental authority in which we may be involved.


Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of security holders during 2004.









                [Balance of this page intentionally left blank.]

                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock has been since July 1998, and is currently, quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "NMKT". The high, low and average bid information for each quarter for the two most recent fiscal years is presented below. The quotations are interdealer prices without adjustment for retail markups, markdowns or commissions and do not necessarily represent actual transactions. These prices may not necessarily be indicative of any reliable market value. On March 24, 2005, the last reported sale price of the common stock on the OTCBB was $0.52 per share.

      Quarter           High         Low        Average
-------------           -----        -----      -------
2003
First Quarter           $0.14        $0.07      $0.09
Second Quarter          $0.28        $0.10      $0.18
Third Quarter           $0.22        $0.13      $0.16
Fourth Quarter          $0.60        $0.17      $0.34

2004
First Quarter           $1.01        $0.40      $0.73
Second Quarter          $1.35        $0.26      $0.69
Third Quarter           $0.68        $0.33      $0.51
Fourth Quarter          $0.87        $0.48      $0.61

     Holders:

As of December 31, 2004, we had 81,766,003 shares of our common stock outstanding held of record by approximately 184 share holders of record. We currently have only one class of common stock outstanding.

     Dividends:

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business operations. Any decisions as to future payment of cash dividends will depend on our earnings and financial position and such other factors as the Board of Directors deems relevant. We are also subject to certain restrictions related to the declaration of dividends on our common stock by the terms of our outstanding preferred stock.

     Recent Sales of Unregistered Securities:

In March of 2003 in a private placement exempt from registration, we issued 111,667 shares of common stock in satisfaction of consulting services contracts with third parties. On October 14, 2003, we issued 3,300 shares of Series C Preferred Stock in connection with our acquisition of Infotel. On November 24, 2003, we issued a $408,000 promissory note to VTI, an affiliate, for a short-term loan of a like amount. At various times between September 2003 and December 2003, we issued six convertible notes having two year maturities to two institutional investors in face amounts aggregating approximately $1.8 million. At various times throughout 2003, holders of the Series A and B Convertible Preferred Stock submitted conversion notices and we issued 24,595,550 shares of common stock in satisfaction of such conversion notices. At various times throughout 2003, holders of convertible notes issued by us in 2000 and 2001 submitted conversion notices to us and we issued 21,623,388 shares of common stock in satisfaction of such conversion notices. All of these issuances were exempt from registration as private placements of securities.

In February of 2004 we issued 550 shares of Series D Preferred Stock in connection with the 51% stock acquisition of Medical Office Software. In April of 2004 we issued 2000 shares of Series E Preferred Stock in connection with the 51% stock acquisition of RKM in Venezuela. In August of 2004 we issued 3000 shares of Series F Preferred Stock in connection with the acquisition of 100% of the common stock of Netsco. In March of 2004 we issued a $4.9 million promissory note to Digital Computer Integration (DCI) in connection with 51% acquisition of DCI. In June, September and December of 2004 we issued promissory notes totaling $5,200,000 to VTI, an affiliate, for loans of a cumulative like amount. At various times throughout 2004, holders of the Series B Convertible Preferred Stock submitted conversion notices and we issued 1,075,257 shares of common stock in satisfaction of such conversion notices. At various times throughout 2004 we issued 2,668,845 shares of common stock in satisfaction of consulting services with third parties. At various times through 2004 we issued a total of

25,087,115 shares of common stock in satisfaction of debt. The majority of these shares were distributed to VTI, and affiliate, in connection with a $3,000,000 promissory note issued to VTI in June 2002 in connection with the acquisition of VTI assets in June 2002.

On December 16, 2004, the Company entered into a Subscription Agreement whereby Segic Company Ltd (the " Purchaser") agreed to purchase up to $3,000,000 of promissory notes (the "Notes"). The agreement included warrants to purchase the number of shares of common stock of the Company equal to $1,000,000. On December 16, 2004, the Purchaser purchased $250,000 of the Notes and was also required to purchase $250,000 of the Notes on the filing of a registration statement and $500,000 upon the registration statement going effective. The final $2,000,000 was to be purchased as required by the Company during the 12 months subsequent to the registration statement being declared effective. Subsequent to the initial closing on December 16, 2004, it became evident as a result of regulatory authorities review of similar financings that the Company would not be able to register the shares of common stock underlying the Notes and the warrants. The Company attempted to restructure the financing with the Purchaser but was unsuccessful. The Company contacted the Purchaser and requested that the financing be terminated and offered to repay the initial $250,000, which has been deposited into an escrow account. As of the date hereof, the Purchaser has not agreed to terminate or restructure the original financing agreement. In response to the current inability to reach a mutually acceptable termination or restructure, the Company has filed a petition in the State of Texas to have the agreement declared as terminated, Case No. 05-02233-F, File No 1872-001.


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

Overview

While we have achieved an operating profitability, until we achieve a sustained level of profitability for multiple years, we must be considered an early stage entity. Until that time, we may periodically depend on financing resources for cash flows to meet certain operating expenses and no assurance of our financial success or economic survival can be given during this period.

We believe our strategy, introduced in June of 2002, to package our own proprietary technology products and services with recognized brand names and to pursue sales in the high demand Telecommunications, Healthcare and Homeland Security Markets will be successful.

We have generated $24,977,134 in overall sales in fiscal year 2004, which has produced only a small profit of $574,087.

In addition to the products and services we currently offer in the Telecommunications market, the Healthcare and Homeland Security markets we plan to expand into the Financial Services market in fiscal 2005. Our plans call for accelerating market expansion into the Telecommunications, Healthcare, Homeland Security and Financial Service industries through strategic mergers and acquisitions.

In 2005 we intend to expand the NewMarket business model through the initiation of sister operations in Latin America and Asia. In 2006 we plan to similarly expand into Eastern Europe.

While  we  have  and  continue  to   aggressively   grow  through   mergers  and
acquisitions, management plans for our long-term growth to be achieved through organic sales growth.

We expect to raise additional capital in fiscal 2005 to support our growth plan. Currently, management anticipates raising at least $2 million in additional working capital for the Company and an additional $5 million in working capital for the majority owned subsidiaries of the Company. Management plans to raise the additional $5 million directly into the majority owned subsidiaries and not directly impact the capital structure of the Company in regard to raising the additional $5 million in capital.

Results of Operations

Net Sales. Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003 Net Sales. Net sales increased over one thousand percent (1000%) from $2,346,945 for the year ended December 31, 2003 to $24,977,134 for the year ended December 31, 2004. This increase was due primarily to the implementation of the previously herein described new business model implemented in June 2002 and the corresponding herein described acquisitions starting with VTI in June 2002 in addition to the operations and growth from the acquired assets.

Net Income. Year end net income as of December 31, 2004 was $574,087 compared to the year ended December 31,2003 net income of $195,454. Income increased one hundred and ninety four percent (194%) from 2003 to 2004. 2004 net income represented 2.3% of net sales compared to the 2003 net income which represented 8.3% of net sales. The net increase in profit and the decrease in the percentage of netsales were due primarily to the implementation of the previously herein described new business model implemented in June 2002 and the corresponding herein described acquisitions starting with VTI in June 2002 in addition to the operations and growth from the acquired assets and the investment in operations made to effect such growth.

Cost of Sales. Cost of sales increased seven hundred thirty nine (739%) from $1,602,778 for the year ended December 31, 2003 to $13,453,358 for the year ended December 31, 2004. This increase was primarily due to the corresponding increase in overall sales. Our cost of sales, as a percentage of sales for the year ended December 31, 2003 was approximately 68% and 54% for the year ended December 31, 2004. Management plans to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows. Management will leverage the increased purchasing volume to improve purchasing contracts and reduce overall cost of sales. Management will also implement resource utilization strategies that can demonstrate notable savings when applied over higher volumes of production.

Compensation Expense. Compensation expense increased one hundred eighty seven percent (187%) from $304,713 for the year ended December 31, 2003 to $5,995,152 for the year ended December 31, 2004. Management is working to keep Compensation in reasonable proportion to the overall Company sales and expenses. Management has significantly decreased its stock-based compensation to outside consultants, officers and related party consultants and plans to continue to limit such compensation. No performance incentive Compensation program has yet been in place since the implementation of the new business model in June 2002, but management plans to construct and implement such a plan in the future intended to support the aforementioned objective of keeping overall Compensation in proportion to Company sales and expenses.

General and Administrative Expense. General and administrative expenses for the year ended December 31, 2003 expenses were $594,719 compared to $3,335,294 for the year ended December 31, 2004. The increase in general and administrative expenses was primarily due to the overall increase in sales and operational expenses. Management plans to reduce the general and administrative expenses as a percentage of overall sales through the consolidation of redundant processes in resources inherited in the recent acquisitions.

Depreciation and amortization Expense. Depreciation and amortization expense increased from $9,074 for the year ended December 31, 2003 to $168,044 for the year ended December 31, 2003. The increase is due primarily to the overall increase in sales and operational expenses. Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

Liquidity and Capital Resources

At December 31, 2003, the Company had cash of $1,632,083 and a working capital surplus of $1,295,731 at December 31, 2003 and cash of $2,555,907 and a working capital surplus of $2,198,905 at December 31, 2004. This improved working capital situation was due primarily to the implementation of the previously herein described new business model implemented in June 2002. This increase was due primarily to the implementation of the previously herein described new business model implemented in June 2002 and the corresponding herein described acquisitions starting with VTI in June 2002 in addition to the operations and growth from the acquired assets.

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

Risks Related to Our Company

We have incurred operating losses from time to time in each of the last three years.

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

We have only recently begun to generate significant revenues and we still incurred losses in fiscal years 2001 and 2002.

We have a limited operating history and incurred losses for 2001 and 2002. We will need to achieve greater revenues to maintain profitability. There can be no assurance that we will be successful in increasing revenues, or generating acceptable margins, or, if we do, that operation of our business will be a profitable business enterprise. We may have to seek additional outside sources of capital for our business. There can be no assurance that we will be able to obtain such capital on favorable terms and conditions or at all. If this occurs the market price of our common stock could suffer.

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

Although we expect that our current cash and cash from operations will be sufficient to satisfy our working capital and ordinary course capital expenditure needs over the next 12 months, if our revenues do not continue to grow to cover our expenses, we will need to seek additional third-party investment in order to provide additional working capital and, in any event, additional capital will be required to finance our growth plans. We cannot be certain that financing from third parties will be available on acceptable terms to us or at all. Our future capital requirements will depend upon several factors, including the rate of market acceptance of our products and services, our ability to expand our customer base and our level of expenditures for sales and marketing. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If we cannot raise funds on acceptable terms, we may not be able to develop our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our ability to grow our business. Further, if we issue equity securities, you will experience dilution of your ownership percentage, and the new equity securities may have rights, preferences or privileges senior to those of our common stock.

Many of our competitors have significantly greater resources than we do and may be able to respond more quickly to new or emerging technologies and changes in customer requirements.

Companies that represent competition in our markets include Bell South, Cisco Systems, Nortel Networks and Qwest, among others.

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

Our success depends in large part on the continued service of our management and other key personnel and our ability to continue to attract, motivate and retain highly qualified employees. In particular, the service of Philip Verges, our Chairman and Chief Executive Officer is integral to the execution of our business strategy. If one or more of our key employees leaves NewMarket , we will have to find a replacement with the combination of skills and attributes necessary to execute our strategy. Because competition from other technology companies for skilled employees is intense, and the process of finding qualified individuals can be lengthy and expensive, we believe that the loss of services of key personnel could negatively affect our business, financial condition and results of operations.

Risks Related to Our Industry

Deterioration of the IP Communications industry could lead to further reductions in capital spending budgets by our customers, which could further adversely affect our revenues, gross margins and income.

Our revenues and gross margins will depend significantly on the overall demand for IP communication products. Reduced capital spending budgets by our customers caused by the ongoing industry downturn have led to continued soft demand for our products and services, which has resulted in, and may continue to result in, decreased revenues, earnings levels or growth rates. The global economy in general, and the technology market in particular, has weakened and market conditions continue to be challenging. As a result, individuals and companies are delaying or reducing expenditures. We have observed effects of the global economic downturn in many areas of our business. In addition, the technology industry has experienced significant consolidation, and this trend is expected to continue. It is possible that we and one or more of our competitors each supply products to the companies that have merged or will merge. This consolidation could result in further delays in purchasing decisions by merged companies or in us playing a decreased role in the supply of products to the merged companies. Further delays or reductions in spending could have a material adverse effect on demand for our products and services and, consequently, our results of operations, prospects and stock price.

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







                [Balance of this page intentionally left blank.]

Item 7. Financial Statements

                          INDEX TO FINANCIAL STATEMENTS



Reports of Independent Registered Public Accounting Firms ...................F-2

Consolidated Balance Sheet...................................................F-4

Consolidated Statements of Operations........................................F-5

Consolidated Statements of Stockholders' Equity..............................F-6

Consolidated Statements of Cash Flows........................................F-8

Notes to Consolidated Financial Statements...................................F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
NewMarket Technology, Inc.
Dallas, Texas

We have audited the accompanying balance sheet of NewMarket Technology, Inc., as of December 31, 2004, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit) and cash flows for the two year in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NewMarket Technology, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.



                                       /s/Pollard-Kelley Auditing Services, Inc.
                                          Pollard-Kelley Auditing Services, Inc.

Fairlawn, Ohio
March 31, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
NewMarket Technology, Inc.
Dallas, Texas

We have audited the accompanying balance sheet of NewMarket Technology, Inc., as of December 31, 2003, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit) and cash flows for the year in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smart Technology, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.



                                                /s/Durland & Company, CPAs, P.A.
                                                   Durland & Company, CPAs, P.A.

Palm Beach, Florida
March 22, 2005

                           NewMarket Technology, Inc.
                           Consolidated Balance Sheet
                                  December 31,

                                                                      2004           2003
                                                                 -------------- --------------
                ASSETS
CURRENT ASSETS
   Cash                                                          $    2,555,907 $    1,632,083
   Accounts receivable, net of allowance of $55,936 and $26,389       4,241,243        257,437
   Inventory, at cost                                                   260,258              0
   Prepaid expenses, deposits and other current assets                  133,886         32,394
                                                                 -------------- --------------
          Total current assets                                        7,191,294      1,921,914
                                                                 -------------- --------------
PROPERTY AND EQUIPMENT
   Computer and office equipment                                      2,435,939         35,388
   Less: Accumulated depreciation                                    (2,221,573)       (32,023)
                                                                 -------------- --------------
          Total property and equipment                                  214,366          3,365
                                                                 -------------- --------------
OTHER ASSETS
   Notes receivable                                                           0        759,000
   Investment in unconsolidated affiliates/subsidiaries               2,262,512      4,000,000
   Goodwill                                                           9,817,600      2,755,757
   Software code                                                      5,358,231              0
   Intangible property                                                  304,532         65,440
                                                                 -------------- --------------
          Total other assets                                         17,742,875      7,580,197
                                                                 -------------- --------------
Total Assets                                                     $   25,148,535 $    9,505,476
                                                                 ============== ==============
        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable
      Trade                                                      $    1,884,832 $       56,177
      Related parties                                                   322,481              0
      Former related parties                                             33,612              0
   Accrued expenses
      Trade                                                           1,013,692        122,183
      Income and sales tax payable                                        4,831              0
   Deferred revenue                                                     127,958              0
   Warranty reserve                                                      63,801              0
   Customer deposits                                                    607,761              0
   Short-term debt                                                      933,421        447,823
                                                                 -------------- --------------
          Total current liabilities                                   4,992,389        626,183
                                                                 -------------- --------------
LONG-TERM LIABILITIES
   Deferred income tax liability                                         36,112              0
   Notes payable                                                      2,910,458      3,800,000
                                                                 -------------- --------------
          Total long-term liabilities                                 2,946,570      3,800,000
                                                                 -------------- --------------
Total Liabilities                                                     7,938,959      4,426,183
                                                                 -------------- --------------
Minority interest in consolidated subsidiaries                           66,761        100,693
                                                                 -------------- --------------
STOCKHOLDERS' EQUITY

   Senior convertible preferred stock, $0.001 par value,
     authorized 10,000,000 shares; Series A, 100: Series B,
     and 503: Series C 3,300; Series D 550; Series E 2,000
     and Series F 3,000 and 0 issued  and outstanding shares                  9              4

   Common stock, $0.001 par value, authorized 300,000,000
     shares; 69,445,397 and 50,934,786 issued and outstanding
     shares                                                              81,766         50,935

   Deferred compensation                                               (107,278)             0
   Additional paid-in capital                                        26,643,875     15,202,578
   Accumulated comprehensive income (loss)                              261,500              0
   Accumulated deficit                                               (9,737,057)   (10,311,145)
                                                                 -------------- --------------
          Total stockholders' equity                                 17,142,815      4,942,372
                                                                 -------------- --------------
Total Liabilities and  Stockholders' Equity                      $   25,148,535 $    9,469,248
                                                                 ============== ==============

    The accompanying notes are an integral part of the financial statements.
                                      F-4

                           NewMarket Technology, Inc.
                      Consolidated Statements of Operations
                            Years Ended December 31,

                                                                                      2004              2003
                                                                                ---------------- ---------------
REVENUES
   Service revenues                                                             $     14,575,415 $     2,346,945
   Contract revenues                                                                   3,237,743               0
   Product revenues                                                                    7,163,976               0
                                                                                ---------------- ---------------
             Total revenues                                                           10,401,719               0
COST OF SALES
    Services COS                                                                       6,149,952       1,602,778
    Contract COS                                                                       2,114,694               0
    Product COS                                                                        5,188,712               0
                                                                                ---------------- ---------------
            Total Cost of sales                                                       13,453,358       1,602,778
                                                                                ---------------- ---------------
          Gross Margin                                                                (3,051,639)     (1,602,778)
OPERATING EXPENSES:
   Employee compensation                                                               5,995,152         304,713
   General and administrative expenses                                                 3,335,294         594,719
   Selling and marketing                                                                 925,680         114,584
   Research & Development                                                                 63,251               0
   Depreciation and amortization                                                         168,044           9,074
                                                                                ---------------- ---------------
          Total expenses                                                              10,487,421       1,023,090
                                                                                ---------------- ---------------
Income (Loss) from operations                                                        (13,539,060)     (2,625,868)
                                                                                ---------------- ---------------
OTHER INCOME (EXPENSE):
   Interest income                                                                       169,335             526
   Interest expense                                                                     (155,487)         (6,040)
   Foreign currency transaction gain (loss)                                               (9,081)              0
   Bad debt expense                                                                     (157,363)              0
   Warranty reserve                                                                      (28,109)              0
   Inventory reserve                                                                    (253,587)              0
   Inflation effects                                                                      46,331               0
   Gain on write-off of accounts payable                                                       0         288,836
   Other income                                                                           14,188          18,000
                                                                                ---------------- ---------------
          Total other income (expense)                                                  (373,773)        301,322
                                                                                ---------------- ---------------
Net income before income tax (credit) and minority interest                          (13,912,833)     (2,324,546)
   Foreign income tax (credit)                                                           (21,734)              0
   Minority interest in consolidated subsidiary income (loss)                            (66,761)        173,055
                                                                                ---------------- ---------------
Net income                                                                           (14,001,328)     (2,151,491)
Other comprehensive income (loss)
   Foreign currency translation gain (loss)                                              261,500               0
                                                                                ---------------- ---------------
Comprehensive income                                                            $        835,587 $       195,454
                                                                                ================ ===============
Income per weighted average common share - basic                                $           0.01 $          0.01
                                                                                ================ ===============
Income per weighted average common share - fully diluted                        $           0.01 $          0.01
                                                                                ================ ===============
Number of weighted average common shares outstanding - basic                          64,218,004      19,514,021
                                                                                ================ ===============
Number of weighted average common shares outstanding -  fully diluted                108,323,004      19,514,021
                                                                                ================ ===============

    The accompanying notes are an integral part of the financial statements.
                                      F-5

                           NewMarket Technology, Inc.
                Consolidated Statements of Stockholders' Equity


                                          Number of Shares  Par Value of Stock   Additional
                                      --------------------- ------------------    Paid-In
                                          Pfd       Common    Pfd       Common    Capital
                                      --------------------- ------------------  -----------
BEGINNING BALANCE,
December 31, 2002                       2,441     4,604,181 $    2    $  4,604  $ 9,925,852
Issuance of common stock
for services                                0       111,667      0         112       12,171
Series B preferred stock dividend           0             0      0           0      723,585
Conversion of Series B pref. stock     (1,738)   23,885,332     (1)     23,885      (23,883)
Conversion of Series A pref. stock       (100)      710,218      0         710         (710)
Beneficial conver feature
discount amort                              0             0      0           0            0
Conversion of debt to common stock          0    21,623,388      0      21,624    1,265,566
Issuance of Series C pref. stock        3,300             0      3           0    3,299,997
Net income                                  0             0      0           0            0
                                      --------------------- ------------------  -----------

BALANCE, December 31, 2003              3,903    50,934,786      4      50,935   15,202,578
Conversion of Series B pref. stock       (50      1,075,257     (1)      1,075       (1,074)
Conversion of debt to common stock          0    25,087,115      0      25,087    4,303,756
Issuance of common stock for services       0     2,668,845      0       2,669      796,621
Issuance of common stock
for acquisition                             0     2,000,000      0       2,000      977,000
Issuance of Series D pref. stock          550             0      1           0      364,999
Issuance of Series E pref. stock        2,000             0      2           0    1,999,998
Issuance of Series F pref. stock        3,000             0      3           0    2,999,997
Amortization of deferred compensation       0             0      0           0            0
Other comprehensive income (loss)           0             0      0           0            0
Net income                                  0             0      0           0            0
                                      --------------------- ------------------  -----------
ENDING BALANCE,
December 30, 2004                       8,950    81,766,003 $   9     $ 81,766  $26,643,875
                                      ===================== ==================  ===========

                           NewMarket Technology, Inc.
                Consolidated Statements of Stockholders' Equity
                                  (Continued)

            Accum                       Total
            Comp                       Stockholders'
Deferred   Income        Accumulated      Equity
   Comp      (Loss)        Deficit     (Deficiency)
-----------------------------------------------------


$      0   $      0      $(10,050,248) $  (315,244)
       0          0                 0       12,283
       0          0          (260,897)     462,688
       0          0                 0            1
       0          0                 0            0

       0          0                 0            0
       0          0                 0    1,287,190
       0          0                 0    3,300,000
       0          0           195,454      195,454
--------------------------------------------------

       0          0       (10,311,145)   4,746,918
       0          0                 0            0
       0          0                 0    4,328,843
(714,500)         0                 0       84,790

       0          0                 0      979,000
       0          0                 0      365,000
       0          0                 0    2,000,000
       0          0                 0    3,000,000

 607,222          0                 0      607,222
       0    261,501                 0      261,501
       0          0           574,088      574,088
--------------------------------------------------

$ (107,278)$ 261,501    $ (9,737,057) $ 16,947,362
======================= ===========================



    The accompanying notes are an integral part of the financial statements.
                                      F-7

                           NewMarket Technology, Inc.
                      Consolidated Statements of Cash Flows
                            Years Ended December 31,

                                                                                     2004          2003
                                                                                -------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $     574,087  $     195,454
Adjustments to reconcile net income to net cash used by operating activities:
    Minority interest in consolidated subsidiary income (loss)                          66,761      (173,055)
   Bad debt, warranty and inventory reserves                                           439,059             0
   Stock issued for services and amortization of deferred compensation                 692,012        12,283
   Depreciation                                                                        168,044         4,801
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                       (2,711,737)       34,534
   (Increase) decrease in inventory                                                    181,004             0
   (Increase) decrease in prepaid expenses and deposits                                (40,869)      (29,850)
   Increase (decrease) in accounts payable - trade                                     217,141        10,933
   Increase (decrease) in accounts payable - related parties                           205,591             0
   Increase (decrease) in customer deposits                                            548,575             0
   Increase (decrease) in deferred revenue                                             112,525             0
   Increase (decrease) in accrued expenses                                             192,384        94,707
   Increase (decrease) in payables to affiliates                                      (137,734)            0
   Increase (decrease) in income taxes payable                                        (238,645)            0
   Increase (decrease) in accrued  dividends payable                                         0             0
                                                                                -------------- -------------
Net cash provided by operating activities                                              268,772       345,261
                                                                                -------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Notes receivable advances to future subsidiaries                                          0      (759,000)
   Investment in unconsolidated affiliates                                          (1,283,512)
   Acquisition of intangible asset                                                    (478,185)      (10,000)
   Purchase of property and equipment                                                  (90,133)       (3,366)
                                                                                -------------- -------------
Net cash used by investing activities                                               (1,851,830)     (772,366)
                                                                                -------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital leases                                                          (20,926)            0
   Advances on notes payable                                                         2,304,613     1,800,000
   Payments on notes payable                                                          (317,630)
   Advances on short term line of credit                                                     0       408,000
   Payments on short term line of credit                                              (286,287)            0
   Cash purchased in acquisitions                                                      795,512             0
                                                                                -------------- -------------
Net cash provided by financing activities                                            2,475,282     2,208,000
                                                                                -------------- -------------
Effect of exchange rates on cash                                                        32,170             0
                                                                                -------------- -------------
Net increase (decrease) in cash and equivalents                                        924,394     1,780,895
                                                                                -------------- -------------

CASH, beginning of period                                                            1,632,083        46,642

CASH, end of period                                                             $    2,556,477 $   1,827,537
                                                                                ============== =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid in cash                                                        $      155,487 $          40
                                                                                ============== =============
Non-Cash Financing Activities:
   Common stock issued to settle debt                                           $    4,328,843 $   1,265,566
                                                                                ============== =============
   Common stock issued for acquisition of affiliate                             $      979,000 $           0
                                                                                ============== =============
   Preferred stock issued for acquisition of consolidated subsidiaries          $    5,365,000 $           0
                                                                                ============== =============
   Issuance of promissory note and preferred stock to acquire subsidiaries      $    5,365,000 $   4,000,000
                                                                                ============== =============
   Common stock issued to pay Series B preferred stock dividend                 $            0 $     723,585
                                                                                ============== =============
   Common stock issued to pay interest                                          $            0 $      30,776
                                                                                ============== =============

    The accompanying notes are an integral part of the financial statements.
                                      F-8

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Principles
     The Company NewMarket Technology, Inc, (f/k/a IPVoice Communications, Inc.), (the "Company"), is a Nevada corporation which conducts business from its headquarters in Dallas, Texas. The Company was incorporated on February 19, 1997 as Nova Enterprises, Inc., changed its name to IPVoice Communications, Inc. in March of 1998, then to IPVoice.com, Inc. in May of 1999, back to IPVoice Communications, Inc. in January of 2001 and to NewMarket Technology, Inc., in July 2004. The Company is involved in the information technology industry., principally voice over internet, systems integration, homeland defense and medical office information technology. The following summarize the more significant accounting and reporting policies and practices of the Company:

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

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Principles (Continued)
     b) Significant acquisitions, continued Subsequently this was modified to $3,300,000 of preferred stock, (3,300 shares), and a $700,000 promissory note. There is a one year look-back holding that the Company's common stock underlying the conversion of the preferred stock must have a value of $3,000,000, (now $3,300,000), or the Company is required to either pay the holders the difference between $3,000,000 and the market price in cash, or sell Infotel and apply the proceeds to pay the difference. The preferred stock is convertible, 1/2 after one year and 100% after two years, at the lesser of the 20 day trailing average price per share of the common stock or $1 per share. In January 2004, the Company entered into a term sheet agreement to acquire 51% of the common stock of Digital Computer Integration Corp., (DCI), a Plano, Texas based corporation. Under the terms of the agreement, the Company is required to loan DCI $100,000 spread over the following month, on a convertible note, bearing interest at 8% and convertible into common stock at the closing of the acquisition. Further, the Company is required to loan $250,000 at the acquisition closing under another convertible note bearing 8% rate of interest with no stated maturity and provide a line of purchase order financing to DCI in the amount of $1,000,000. The acquisition is based on a factor of one times signed 2004 revenue at the closing date, or an expected amount of approximately $5,000,000. This price carries a one year look back which can adjust the purchase price upward or downward based on actual recorded revenue for the year ended December 31, 2004, but in no event greater than a 30% adjustment.

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

     In February 2004, the Company entered into a purchase agreement to acquire 51% of the common stock of Medical Office Software, Inc., (MOS), a Florida corporation headquartered in Ft. Lauderdale, Florida. The purchase price is $1,000,000, payable by conversion of a $150,000 note that a major stockholder of MOS owes to VTI, a related party of the Company, $300,000 in cash and $550,000 , (550 shares), in shares of Convertible Preferred Stock of the Company. In August 2004, the Company acquired 100% of NetsCo., Inc.,

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Principles (Continued)
     b) Significant acquisitions, continued. a North Carolina corporation. The Company issued 3,000 shares Series F Convertible Preferred Stock of the Company, valued at $3,000,000. These shares were issued without any registration rights for the underlying common shares. The sellers are restricted from any conversions that would represent a greater than 4.9% stake in the then issued and outstanding common stock of the Company. This agreement carries a one year look back with an adjustment in the sales price of a maximum of 30% upward for revenues greater than $1 million, (maximum price of $3,900,000), and 30% downward for revenues less than $1 million, ($2,100,000 minimum price). In August 2004, the Company acquired 51% of Logicorp Data Systems, Ltd., a Canadian company. The Company will pay $1,100,000 in cash and issue a 24 month $1,000,000 promissory note to complete this acquisition. If at the end of 12 months, Logicorp has achieved $18 million of revenue, then the 49% stakeholder of Logicorp will have the right to require NewMarket to acquire the remaining 49% of Logicorp for $1,900,000 of NewMarket common stock, which will carry piggyback registration rights. NewMarket will also be able to require such sale. Subsequent to fiscal year end, NewMarket began renegotiation this acquisition.

     c) Principles of consolidation The consolidated financial statements include the accounts of NewMarket Technology, Inc. and its wholly owned and majority owned subsidiaries. All inter-company balances and transactions have been eliminated.

     d) Net income per share Basic net income per weighted average common share is computed by dividing the net income(loss) by the weighted average number of common shares outstanding during the period. Fully diluted includes all common shares that would be required to be issued of various convertible instruments at their stated conversion rates using December 31, 2004, market price of the underlying common stock.

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

     g) Intangibles In June 2002, goodwill in the amount of $2,756,327 was recorded in conjunction with the net asset acquisition from Vergetech. Goodwill amounting to $7,061,273 was recorded in conjunction with the acquisitions in 2003 and 2004. The Company will evaluate this asset periodically to determine any impairment of the asset.

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Principles (Continued)
     h) Revenue recognition As a result of the multiple acquisitions in 2003 and 2004, the Company now has three distinct revenue streams: (1) Services, (approximately 58% of revenue), and computer programming services. This revenue is recognized as services are provided and billed to the customers.
     (2) Contract, (approximately 13of revenue), which is principally an ongoing service revenue stream, such as training contracts, technical support contracts., etc. This form of revenue is recognized monthly as earned and billed. And, (3), products, (approximately 29of revenue), which is the sale of hardware and software, generally installed. Sometimes the hardware and/or software are customized under the terms of the purchase contract. This revenue is recognized as the products are delivered and the customer accepts said products. Any portions of such contracts which may include installation, training, conversion, etc. are recognized when such services have been completed. Any ongoing support, training, etc. is spearately structured and is accounted for in contract revenue and in accordance with the contracts.

     i) Concentrations of risks. As result of the various acquisitions in 2003 and 2004, the Company now has offices, employees and customers in a variety of foreign countries. Its two foreign based subsidiaries are located in and Singapore serving Asia. DCI, also based in Dallas, serves customers located in Western Europe, as well as within the United States. RKM, based in Caracas, Venezuela, and serving Latin America, represents approximately 10% of the Company's total revenue and 2.6% of total assets. Infotel, based in Singapore, and serving Asia, represents approximately 23% of the Company's total revenue and 31% of total assets. DCI, a 51% owned subsidiary, based in Dallas, Texas, serves certain customers in Western Europe, represents approximately 14% of the Company's total revenue and 3% of total assets.

(2) Stockholders' Equity The Company has authorized 100,000,000 shares of $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had
     81,766,003 shares of common stock issued and outstanding at December 31, 2004. The Company had 100shares of Series A preferred stock, 0 shares of Series B preferred stock, 3,300 shares of Series C preferred stock, 550 shares of Series D preferred stock, 2,000 shares of Series E preferred stock and 3,000 shares of Series F preferred stock issued and outstanding, respectively, at December 31, 2004.

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

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements


(2)  Stockholders' Equity (Continued)
     In the first quarter of 2004, the Company issued 1,075,257 shares of common stock for the conversion of the final remaining 503 shares of Preferred Series B outstanding. The Company issued 25,087,115 shares of common stock for the conversion of $4,328,843 of convertible debt, at $0.17 per share. The Company issued 2,668,845 shares of restricted common stock pursuant to consulting contracts with four individuals. These shares were valued at $799,190, or $0.30 per share. Most of these contracts are prospective for a period of one year, therefore the Company is amortizing their expense over the life of the contracts. The Company issued 2,000,000 shares of restricted common stock to acquire an additional 38% of IP Global Voice. These shares were valued at $979,000, or $0.4895 per share. The Company issued 550 shares of restricted preferred stock, Series D, to acquire 51% of the common stock of Medical Office Software, Inc. These shares were valued at $365,000. The Company issued 2,000 shares of restricted preferred stock, Series E, to acquire 100% of the common stock of RKM Suministros, S.A. These shares were valued at $2,000,000. The Company issued 3,000 shares of restricted preferred stock, Series F, to acquire 100% of the common stock of Netsco, Inc. These shares were valued at $3,000,000.

     At December 31, 2004, the shares of preferred stock represented approximately 12,558,000 shares of common stock, had they been eligible to be and been elected to be converted on December 31, 2004. Had the preferred shares that were eligible to be converted, been converted at December 31, 2004, they represented approximately 4,105,000 shares of common stock.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $9,737,000 which expire beginning December 31, 2117. There may be certain limitations on the Company's ability to utilize the loss carry-forwards in the event of a change of control, should that occur. The amount recorded as a deferred tax asset, cumulative as of December 31, 2004, is $3,895,000, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of
     $3,895,000, as the Company has no long-term history of profitable operations. The significant components of the net deferred tax asset as of December 31, 2004 are:


        Net operating losses                     $     3,895,000
                                                 ---------------
        Valuation allowance                           (3,895,000)
                                                 ---------------
        Net deferred tax asset                   $             0
                                                 ===============

(4)  Commitment and Contingencies
     a) Lawsuits In December 1999, SatLink filed a lawsuit alleging breach of contract as a result of the rescission of the acquisition in October 1999, as discussed in Note 5 above. In December 1999, the former CFO of the Company filed a lawsuit alleging breach of contract as a result of the rescission of the employment agreement in October 1999.The Company believes this suit has no merit and intends to vigorously defend it.

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(4)  Commitment and Contingencies (Continued)
     a) Lawsuits (continued) On April 25, 2000, Michael McKim filed a lawsuit against the Company alleging breach of employment contract and fraud. The Company formerly employed Mr. McKim as Vice President of Research and Development. In addition, for a period of time, he was a member of the Company's Board of directors. As a part of his compensation, Mr. McKim was to receive 300,000 shares of common stock, followed by an additional 750,000 shares of common stock over a three-year period, subject to various limitations. In his complaint, Mr. McKim alleges that the Company failed to issue the 300,000 shares to him, thereby breaching the employment agreement. In addition, he alleges that, in failing to provide the shares to him, the Company committed fraud. The Company filed its answer on June 19, 2000 denying the allegations of the complaint. The Company also filed a counterclaim against Mr. McKim alleging that, during the course of his employment, Mr. McKim engaged in intentional misrepresentation, breach of fiduciary duty and intentional interference with business relationships. This lawsuit was settled in 2003. The Company issued 11,667 shares of restricted common stock to Mr. McKim to settle this lawsuit.

(5) Convertible debt In 2003, the Company retired $1,387,191 of convertible debt and accrued interest. This debt was retired by issuing 22,333,606 shares of common stock. In November and December 2003, the Company borrowed $1,800,000 in four traunches from two parties, both of whom have been holders of the Company's preferred and common stock. The terms of all four traunches are the same; payment of principal two years from the date of issuance; 8% interest rate, payable quarterly in cash or common stock of the Company and a 12% discount from the face amount of the note. The combination of the amortization of the discount and stated interest rate equals a 14% rate of interest annually. The debt is convertible in whole or in part into share of the Company's common stock at the debt holders option. The conversion price is the trailing ten day average closing price of the common stock .

     In December 2003, the Company issued a $700,000 promissory note to the debt holders of Appiant Technology, Inc. as a portion of the purchase price of Infotel Technologies, Pte, Limited. The terms of this note are: $100,000 payable in February and March 2004, $50,000 each month thereafter. This note carries no stated interest rate.

     In 2004, the Company retired $4,328,843 of convertible debt by issuing 25,087,115 shares of restricted common stock. At December 31, 2004, the Company has $3,844,000, carrying an 8% interest rate, of debt that is convertible into approximately 40 million restricted common shares at the election of the debt-holder, a related party.

(6)  Subsequent events
     (a) Significant acquisition In January 2005, the terms of the acquisition of Infotel were modified to convert the remaining $400,000 payable to the Appiant creditors into $400,000 of additional Series C Convertible Preferred Stock.

     In January 2005, the Company entered into a definitive agreement to acquire Gaozhi Communications of Shanghai, People's Republic of China. NewMarket formed a new then wholly owned subsidiary, NewMarket Technology China, Inc., will own 90% of Gaozhi, and in turn will be owned 51% by NewMarket, 40% by the stockholders of Gaozhi and 9% by a third party.

     (b) Significant transaction In February 2005, the Company entered into a definitive agreement to sell its 51% stockholding of DCI to Defense Technology Systems, Inc., (DFTS), in exchange for two classes, (C & D), of DFTS preferred stock. Class C will be convertible into common stock representing a 51% stockholding of DFTS.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 23, 2005, the Board of Directors of NewMarket Technology, Inc. (the "Company") was notified by Durland & Company, CPAs ("Durland") that it was resigning as its independent registered public accountants due to the fact that Durland only has one partner and, as a result, cannot satisfy the partner rotation requirement. On February 23, 2005, the Company engaged the firm of Pollard-Kelley Auditing Services, Inc. ("PKASI") to serve as its independent registered public accountants for the fiscal year ended December 31, 2004.

During the two fiscal years ended December 31, 2003 and 2002 and through February 23, 2005, (i) there were no disagreements between the Company and Durland on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Durland would have caused Durland to make reference to the matter in its reports on the Company's financial statements, and (ii) Durland's reports on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles; provided, however, Durland issued a going concern opinion with respect to its report on the Company's financial statements for the year ended December 31, 2002. During the two fiscal years ended December 31, 2003 and 2002 and through February 23, 2005, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.


Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of December 31, 2004, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Item 8B. Other Information

None.



                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act

The following table sets forth information with respect to the sole executive officer and directors of NewMarket Technology, Inc. as of December 31, 2004.

Name                 Age        Position
----------------     ---        ----------------------------------
Philip M. Verges      39        Chairman, Chief Executive Officer,
                                Principal Financial Officer,
                                Director since June 2002
Michael Tinsley       52        Board Member
Daniel Scofield       50        President and Board Member

PHILIP VERGES, Chief Executive Officer, Principal Financial Officer and Chairman of NewMarket Technology, Inc., previously managed VTI since its inception. Mr. Verges is an experienced executive manager, with a track record in both telecommunications and high technology. Mr. Verges is a 1988 graduate of the United States Military Academy. His studies at West Point centered on national security. Accelerated for early promotion, Mr. Verges served with distinction as a U.S. Army Captain in a wide variety of important engagements to include research and development of counterterrorism communication technologies and practices.

Mr. Verges' early career after the Army includes time in the Computer Sciences Research and Development Department of General Motors as well as experience teaching systems engineering methodology and programming to Electronic Data Systems ("EDS") employees from 1991 to 1995. Mr. Verges' first business start-up experience was at EDS in a new division concentrating on call center technology in financial institutions. Later in 1995, he added to his start-up experience at a $30 million technology services business with the responsibility to open a new geographic region with a Greenfield operation. Mr. Verges founded VTI in 1997.

MICHAEL TINSLEY, board member, is a Partner at Corporate Revitalization Partners, LLC. He has more than 20 years of operational experience at the CEO level and diverse industry background, most of which is outside the technology industry. Previously Mr. Tinsley has 12 years of experienced focused on turn-around operations. International experience includes management responsibility for operations outside the United States in Canada, Mexico, England, Ireland, France and China.

DAN SCOFIELD, President and board member, has 15 years in operations and service management for consumer and technology companies, including computer and telecom manufacturing organizations. Mr. Scofield led a $260 million revenue business and launched major new product initiatives. He was also in senior management positions with CompUSA and Uniden, where he served as Division President and VP of Operations. Prior to Uniden, he was a VP of professional services for MicroAge Computer Centers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers, directors and 10% stockholders file reports of securities ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and 10% owners also are required to furnish us with copies of all
Section 16(a) forms they file. VTI has informed us that as a result of the difficulties in calculating the number of shares of common stock beneficially owned by VTI as a result of the convertible debt issued by the Company to VTI, it was delinquent in filing certain of those reports during fiscal 2004.

Code of Ethics

Because of our limited size and resources we have not currently adopted a code of ethics applicable to our executive officers and directors. We are currently looking to expand the size of the board of directors and expect to adopt such a code of ethics in connection with that expansion.


Item 10. Executive Compensation

This table summarizes the before-tax compensation for the Chief Executive Officer who was the only executive officer of the Company during fiscal 2004.

Summary Compensation

                                                              Long-Term      All Other
                                                            Compensation   Compensation
                                             Annual        --------------
                                           Compensation       Awards
                                           --------------- --------------
                                                            Securities
                Name and                                    Underlying
           Principal Position         Year  Salary   Bonus    Options
------------------------------------- ---- --------- ----- -------------- ------------
Philip M. Verges (1)                  2004  $ 60,000    --        --           --
   Chairman, Chief Executive Officer, 2003    60,000    --        --           --
   Director                           2002    60,000    --        --           --
    (since June 2002)
------------------------------------- ---- --------- ----- -------------- ------------
Daniel Scofield,                      2004  $100,000   --     100,000         --
   President and Board Member         2003        0    --        --           --
                                      2002        0    --        --           --
------------------------------------- ---- --------- ----- -------------- ------------

(1) Mr. Verges became Chairman, Chief Executive Officer and a Director in June of 2002. Mr. Verges was paid a pro rated salary for fiscal 2002 based on an annual salary of $60,000.

Option Grants in 2004

We maintain no stock option plan or long-term incentive plans at this time.

Option Exercises in 2004 and 2004 Year-End Option Values

We maintain no stock option plan at this time. As such, none of the executive officers listed in the Summary Compensation Table exercised stock options or held unexercised stock options during 2004.

Compensation of Directors

We have no arrangements for compensating our directors for attendance at meetings of the board of directors. We do reimburse directors' necessary travel expenses in connection with meetings. The Chairman and Chief Executive Officer of the Company served as the sole member of the board of directors until 2004. Given the composition of the board of directors, we do not currently maintain a compensation or audit committee. In 2005 we expect to form a compensation and audit committee consisting of independent members, using the definition of independence set forth by the National Association of Securities Dealers' listing standards.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of NewMarket Technology, Inc. Common Stock

The following table shows how much of each class of our stock was beneficially owned as of March 24, 2005, by:

     o    our Chairman, Chief Executive Officer and
     o each stockholder known by us to own beneficially at least 5% of our common stock.

Beneficial ownership is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. In general, beneficial ownership includes any shares a director, executive officer or other 5% holder can vote or transfer, shares subject to stock options and warrants that are exercisable currently or become exercisable within 60 days and shares subject to convertible securities that are convertible currently or within 60 days. These shares are considered to be outstanding for the purpose of calculating the percentage of ownership of the stockholder holding these options, warrants or convertible securities, but are not considered to be outstanding for the purpose of calculating the percentage ownership of any other person. Percentage ownership is based on 81,766,003 shares of common stock and the cumulative shares of convertible preferred stock (each share of preferred stock is, at the holder's option, convertible into shares of common stock, subject to certain antidilution protection) outstanding as of March 24, 2005 and resulting in a fully diluted weighted average of 108,323,004 shares of common stock. Except as otherwise noted, the stockholders named in this table have sole voting and dispositive power for all shares shown as beneficially owned by them.

                                          Shares of Common                       Shares of
                                               Stock                            Convertible      Percentage
                                            Beneficially       Percentage     Preferred Stock  of Convertible
                                               Owned        of Common Stock Beneficially Owned Preferred Stock
----------------------------------------- ---------------- ---------------- ------------------ ---------------
Named Executive Officers and Directors
----------------------------------------- ---------------- ---------------- ------------------ ---------------
Philip M. Verges (1)                       22,000,000 (3)        20.3%               --               --
----------------------------------------- ---------------- ---------------- ------------------ ---------------
All current directors and executive        22,100,000            20.4%                --               --
officers as a group (1 person)
----------------------------------------- ---------------- ---------------- ------------------ ---------------
Other 5% Stockholders
----------------------------------------- ---------------- ---------------- ------------------ ---------------
Verge Tech, Inc. (2)                       22,000,000 (4)        20.3%               --               --
----------------------------------------- ---------------- ---------------- ------------------ ---------------

* Less than 1%.

(1) Mr. Verges's address is c/o NewMarket Technology, Inc., 14860 Montfort Drive, Suite 210, Dallas, Texas 75254.
(2) Verge Tech, Inc.'s address 14860 Montfort Drive, Suite 210, Dallas, Texas 75254.
(3) Shares of Common Stock beneficially owned include 2,000,000 shares of common stock owned directly and 20,000,000 shares of common stock issuable upon conversion of all of the remaining portion of the June 19, 2002 Promissory Note issued by the Company to acquire the assets of VergeTech, Inc., which is convertible at the option of Verge Tech, Inc. Mr. Verges, as the sole director and officer and a substantial stockholder of Verge Tech, Inc. is deemed to have beneficial ownership of those shares. The 2002 Promissory Note was converted into common stock in 2004.
(4) Shares of Common Stock beneficially owned include 2,000,000 shares of common stock owned Mr. Mr Verges and 20,000,000 shares of common stock issuable upon conversion of all of the remaining portion of the June 19, 2002 Promissory Note issued by the Company to acquire the assets of VergeTech, Inc., which is convertible at the option of Verge Tech, Inc. Mr. Verges is the sole director and officer and a substantial stockholder of Verge Tech, Inc. and, as such, Verge Tech, Inc. may be deemed to have beneficial ownership of those shares. Verge Tech, Inc. disclaims such ownership of Mr. Verges' shares.


Item 12. Certain Relationships and Related Transactions

None


Item 13. Exhibits

(a) Exhibits

EXHIBIT
NO.        DESCRIPTION OF EXHIBIT
-------   ---------------------------------------
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

3.5 Certificate of Amendment of Correction completing the description of the Senior Convertible Preferred Shares listed in the Certificate of Amendment of Articles of Incorporation filed on April 19, 1999. (Filed as Exhibit 3.(i).5 to the Company's Quarterly Report of Form 10- QSB filed May 15, 2000 and incorporated herein by reference.)

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

4.9 Certificate of Designation, Preferences and Rights of Class C Cumulative Convertible Preferred Stock (Filed as Exhibit 10.2 to the Company's Form 8-K filed March 3, 2005 and incorporated herein by reference.)

4.10      Certificate  of  Designation,   Preferences  and  Rights  of  Class  D
          Cumulative Preferred Stock (Filed as Exhibit 10.3 to the Company's Form 8-K filed March 3, 2005 and incorporated herein by reference.)

10.1 Secured Convertible Promissory Note dated August 26, 2003 from IP Global Voice, Inc. (Filed as Exhibit 20.0 to the Company's Current Report on Form 8-K filed September 2, 2003 and incorporated herein by reference.

10.2 DCI Acquisition Agreement (Filed as Exhibit 10.1 to the Company's Form 8-K filed March 3, 2005 and incorporated herein by reference.)

10.3 8% Promissory Note by and between NewMarket Technology, Inc., as Borrower, and Glenwood Partners, L.P. dated as of March 9, 2005 (Filed as Exhibit 10.3 to the Company's Form 8-K filed March 15, 2005 and incorporated herein by reference.)

16.1 Durland & Company, CPAs, PA letter regarding change of accountant. (Filed as Exhibit 16.1 to the Company's Form 8-K filed February 28, 2005 and incorporated herein by reference.)

31.1 * Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 * Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
-------------------------
* Filed Herewith

Item 14. Principal Accountant Fees and Services

Summarized below is the aggregate amount of various professional fees billed by our principal accountants, Durland and Company, CPAs, PA, with respect to our last two fiscal years:

                                        2004          2003
                                     ---------      ---------

Audit fees                           $  50,000      $  27,500
Audit-related fees                      37,500          6,400
Tax fees                                     0            0
All other fees, including tax
consultation and preparation                 0            0

No fees were paid to Pollard-Kelley Auditing Services Inc. in 2004. All audit fees are approved by our board of directors. Durland and Company, CPAs, PA, and Pollard-Kelley Auditing Services Inc. do not provide any non-audit services to the Company.













                [Balance of this page intentionally left blank.]

                                     PART IV

                                   Signatures

In accordance with Section 13 or Section 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           NewMarket Technology, Inc.
                         ------------------------------
                                  (Registrant)


Date:   April 12, 2005


                     By: /s/ Philip M. Verges
                       ----------------------------------------------------
                       Philip M. Verges
                       Chairman, Chief Executive Officer,
                       Principal Financial Officer and Principal
                       Accounting Officer


In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature               Title                          Date

/s/Philip M. Verges
---------------------     Chairman of the Board, Chief      April 12, 2005
  Philip M. Verges        Executive Officer, Primary
                          Financial Officer