Form 10KSB/A
period 2004-12-31
NewMarket Technology Inc
filed 2005-04-13
CIK 1092083

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

Net Income. Year end net income as of December 31, 2004 was $574,087 compared to the year ended December 31,2003 net income of $195,454. Income increased two hundred and ninety four percent (294%) from 2003 to 2004. 2004 net income represented 2.3% of net sales compared to the 2003 net income which represented 8.3% of net sales. The net increase in profit and the decrease in the percentage of netsales were due primarily to the implementation of the previously herein described new business model implemented in June 2002 and the corresponding herein described acquisitions starting with VTI in June 2002 in addition to the operations and growth from the acquired assets and the investment in operations made to effect such growth.

Cost of Sales. Cost of sales increased eight hundred thirty nine (839%) from $1,602,778 for the year ended December 31, 2003 to $13,453,358 for the year ended December 31, 2004. This increase was primarily due to the corresponding increase in overall sales. Our cost of sales, as a percentage of sales for the year ended December 31, 2003 was approximately 68% and 54% for the year ended December 31, 2004. Management plans to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows. Management will leverage the increased purchasing volume to improve purchasing contracts and reduce overall cost of sales. Management will also implement resource utilization strategies that can demonstrate notable savings when applied over higher volumes of production.

Compensation Expense. Compensation expense increased one thousand nine hundred sixty seven percent (1967%) from $304,713 for the year ended December 31, 2003 to $5,995,152 for the year ended December 31, 2004. Management is working to keep Compensation in reasonable proportion to the overall Company sales and expenses. Management has significantly decreased its stock-based compensation to outside consultants, officers and related party consultants and plans to continue to limit such compensation. No performance incentive Compensation program has yet been in place since the implementation of the new business model in June 2002, but management plans to construct and implement such a plan in the future intended to support the aforementioned objective of keeping overall Compensation in proportion to Company sales and expenses.

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

Depreciation and amortization Expense. Depreciation and amortization expense increased from $9,074 for the year ended December 31, 2003 to $168,044 for the year ended December 31, 2004. The increase is due primarily to the overall increase in sales and operational expenses. Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

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
                                                                 ============== ==============

    The accompanying notes are an integral part of the financial statements.
                                      F-4

                           NewMarket Technology, Inc.
                      Consolidated Statements of Operations
                            Years Ended December 31,

                                                                                      2004              2003
                                                                                ---------------- ---------------
REVENUES
   Service revenues                                                             $     14,575,415 $     2,346,945
   Contract revenues                                                                   3,237,743               0
   Product revenues                                                                    7,163,976               0
                                                                                ---------------- ---------------
             Total revenues                                                           24,977,134       2,346,945
COST OF SALES
    Services COS                                                                       6,149,952       1,602,778
    Contract COS                                                                       2,114,694               0
    Product COS                                                                        5,188,712               0
                                                                                ---------------- ---------------
            Total Cost of sales                                                       13,453,358       1,602,778
                                                                                ---------------- ---------------
          Gross Margin                                                                11,523,776         744,167
OPERATING EXPENSES:
   Employee compensation                                                               5,995,152         304,713
   General and administrative expenses                                                 3,335,294         594,719
   Selling and marketing                                                                 925,680         114,584
   Research & Development                                                                 63,251               0
   Depreciation and amortization                                                         168,044           9,074
                                                                                ---------------- ---------------
          Total expenses                                                              10,487,421       1,023,090
                                                                                ---------------- ---------------
   Income (Loss) from operations                                                       1,036,355        (278,923)
                                                                                ---------------- ---------------
OTHER INCOME (EXPENSE):
   Interest income                                                                       169,335             526
   Interest expense                                                                     (155,487)         (6,040)
   Foreign currency transaction gain (loss)                                               (9,081)              0
   Bad debt expense                                                                     (157,363)              0
   Warranty reserve                                                                      (28,109)              0
   Inventory reserve                                                                    (253,587)              0
   Inflation effects                                                                      46,331               0
   Gain on write-off of accounts payable                                                       0         288,836
   Other income                                                                           14,188          18,000
                                                                                ---------------- ---------------
          Total other income (expense)                                                  (373,773)        301,322
                                                                                ---------------- ---------------
Net income before income tax (credit) and minority interest                              662,582          22,399
   Foreign income tax (credit)                                                           (21,734)              0
   Minority interest in consolidated subsidiary income (loss)                            (66,761)        173,055
                                                                                ---------------- ---------------
 Net income                                                                              574,087         195,454
Other comprehensive income (loss)
   Foreign currency translation gain (loss)                                              261,500               0
                                                                                ---------------- ---------------
Comprehensive income                                                            $        835,587 $       195,454
                                                                                ================ ===============
Income per weighted average common share - basic                                $           0.01 $          0.01
                                                                                ================ ===============
Income per weighted average common share - fully diluted                        $           0.01 $          0.01
                                                                                ================ ===============
Number of weighted average common shares outstanding - basic                          64,218,004      19,514,021
                                                                                ================ ===============
Number of weighted average common shares outstanding -  fully diluted                108,323,004      19,514,021
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
                                      ===================== ==================  ===========

                           NewMarket Technology, Inc.
                Consolidated Statements of Stockholders' Equity
                                  (Continued)

            Accum                       Total
            Comp                       Stockholders'
Deferred   Income        Accumulated      Equity
   Comp      (Loss)        Deficit     (Deficiency)
-----------------------------------------------------


$      0   $      0      $(10,050,248) $  (315,244)
       0          0                 0       12,283
       0          0          (260,897)     462,688
       0          0                 0            1
       0          0                 0            0

       0          0                 0            0
       0          0                 0    1,287,190
       0          0                 0    3,300,000
       0          0           195,454      195,454
--------------------------------------------------

       0          0       (10,311,145)   4,746,918
       0          0                 0            0
       0          0                 0    4,328,843
(714,500)         0                 0       84,790

       0          0                 0      979,000
       0          0                 0      365,000
       0          0                 0    2,000,000
       0          0                 0    3,000,000

 607,222          0                 0      607,222
       0    261,501                 0      261,501
       0          0           574,088      574,088
--------------------------------------------------

$ (107,278)$ 261,501    $ (9,737,057) $ 16,947,362
==================================================



    The accompanying notes are an integral part of the financial statements.
                                      F-7

                           NewMarket Technology, Inc.
                      Consolidated Statements of Cash Flows
                            Years Ended December 31,

                                                                                     2004          2003
                                                                                -------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $     574,087  $     195,454
Adjustments to reconcile net income to net cash used by operating activities:
    Minority interest in consolidated subsidiary income (loss)                          66,761      (173,055)
   Bad debt, warranty and inventory reserves                                           439,059             0
   Stock issued for services and amortization of deferred compensation                 692,012        12,283
   Depreciation                                                                        168,044         4,801
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                       (2,711,737)       34,534
   (Increase) decrease in inventory                                                    181,004             0
   (Increase) decrease in prepaid expenses and deposits                                (40,869)      (29,850)
   Increase (decrease) in accounts payable - trade                                     217,141        10,933
   Increase (decrease) in accounts payable - related parties                           205,591             0
   Increase (decrease) in customer deposits                                            548,575             0
   Increase (decrease) in deferred revenue                                             112,525             0
   Increase (decrease) in accrued expenses                                             192,384        94,707
   Increase (decrease) in payables to affiliates                                      (137,734)            0
   Increase (decrease) in income taxes payable                                        (238,645)            0
   Increase (decrease) in accrued  dividends payable                                         0             0
                                                                                -------------- -------------
Net cash provided by operating activities                                              268,198       149,807
                                                                                -------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Notes receivable advances to future subsidiaries                                          0      (759,000)
   Investment in unconsolidated affiliates                                          (1,283,512)
   Acquisition of intangible asset                                                    (478,185)      (10,000)
   Purchase of property and equipment                                                  (90,133)       (3,366)
                                                                                -------------- -------------
Net cash used by investing activities                                               (1,851,830)     (772,366)
                                                                                -------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital leases                                                          (20,926)            0
   Advances on notes payable                                                         2,304,613     1,800,000
   Payments on notes payable                                                          (317,630)
   Advances on short term line of credit                                                     0       408,000
   Payments on short term line of credit                                              (286,287)            0
   Cash purchased in acquisitions                                                      795,512             0
                                                                                -------------- -------------
Net cash provided by financing activities                                            2,475,282     2,208,000
                                                                                -------------- -------------
Effect of exchange rates on cash                                                        32,170             0
                                                                                -------------- -------------
Net increase (decrease) in cash and equivalents                                        923,820     1,585,441
                                                                                -------------- -------------
CASH, beginning of period                                                            1,632,083        46,642

CASH, end of period                                                             $    2,555,903 $   1,632,083
                                                                                ============== =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid in cash                                                        $      155,487 $          40
                                                                                ============== =============
Non-Cash Financing Activities:
   Common stock issued to settle debt                                           $    4,328,843 $   1,265,566
                                                                                ============== =============
   Common stock issued for acquisition of affiliate                             $      979,000 $           0
                                                                                ============== =============
   Preferred stock issued for acquisition of consolidated subsidiaries          $    5,365,000 $           0
                                                                                ============== =============
   Issuance of promissory note and preferred stock to acquire subsidiaries      $    5,365,000 $   4,000,000
                                                                                ============== =============
   Common stock issued to pay Series B preferred stock dividend                 $            0 $     723,585
                                                                                ============== =============
   Common stock issued to pay interest                                          $            0 $      30,776
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