Form 10KSB/A
period 2004-12-31
NewMarket Technology Inc
filed 2005-04-18
CIK 1092083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
                                  AMENDMENT 2

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

     Employees:

We currently have 200 employees. We currently have one officer and two board members. Philip Verges is the Chief Executive Officer and Chairman. Mr. Verges also serves as our Principal Financial Officer. Michael Tinsley occupies the additional board of director seat. Daniel Scofield was a board of director member through 2004 and part of first quarter 2005. Due to personal reasons Mr. Scofield resigned from his position as President and board member on March 18, 2005. Lisa Hargraves is our staff controller. None of the current employees is represented by a labor union for purposes of collective bargaining. We consider our relations with our existing employees to be good.

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

DAN SCOFIELD, President and board member, has 15 years in operations and service management for consumer and technology companies, including computer and telecom manufacturing organizations. Mr. Scofield led a $260 million revenue business and launched major new product initiatives. He was also in senior management positions with CompUSA and Uniden, where he served as Division President and VP of Operations. Prior to Uniden, he was a VP of professional services for MicroAge Computer Centers. Daniel Scofield was a board of director member through 2004 and part of first quarter 2005. Due to personal reason Mr. Scofield resigned from his position as President and board member on March 18, 2005.

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


     Signature               Title                          Date

/s/Philip M. Verges
---------------------     Chairman of the Board, Chief      April 12, 2005
  Philip M. Verges        Executive Officer, Primary
                          Financial Officer


/s/Michael Tinsley
---------------------     Director                          April 12, 2005
  Michael Tinsley