Form 10QSB
period 2005-03-31
NewMarket Technology Inc
filed 2005-05-23
CIK 1092083

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB


(Mark-One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005.

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

                                    No Change
           ----------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 31, 2004, we had 83,979,300 shares of our common stock outstanding.

                                      INDEX
                           NEWMARKET TECHNOLOGY, INC.


                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated balance sheets-- March 31, 2005 and March 31, 2004.

     Consolidated statements of operations-- Three Months Ended March 31, 2005 and 2004.

     Consolidated statements of cash flows-- Three Months Ended March 31, 2005 and 2004.

     Notes to Consolidated Financial Statements-- March 31, 2005.

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



                          INDEX TO FINANCIAL STATEMENTS





Consolidated Balance Sheet...................................................F-2

Consolidated Statements of Operations........................................F-3

Consolidated Statements of Stockholders' Equity..............................F-4

Consolidated Statements of Cash Flows........................................F-6

Notes to Consolidated Financial Statements...................................F-7

                           NewMarket Technology, Inc.
                           Consolidated Balance Sheet

                                                                                  March 31, 2005     December 31, 2004
                                                                                ------------------- -------------------
                                                                                   (unaudited)
             ASSETS
CURRENT ASSETS
   Cash                                                                         $         2,949,760 $         2,555,907
   Accounts receivable, net of allowance of $107,935 and $55,936                         10,504,993           4,241,243
   Inventory, at cost                                                                       308,878             260,258
   Prepaid expenses, deposits and other current assets                                      295,843             133,886
                                                                                ------------------- -------------------
          Total current assets                                                           14,059,474           7,191,294
                                                                                ------------------- -------------------
PROPERTY AND EQUIPMENT
   Computer and office equipment                                                          5,423,526           2,435,939
   Less: Accumulated depreciation                                                        (5,026,490)         (2,221,573)
                                                                                ------------------- -------------------
          Total property and equipment                                                      397,036             214,366
                                                                                ------------------- -------------------
OTHER ASSETS
   Notes receivable                                                                       1,090,799                   0
   Investment in unconsolidated affiliates/subsidiaries                                   1,012,512           2,262,512
   Goodwill                                                                              19,946,321          10,013,084
   Software code                                                                          5,358,231           5,358,231
   Intangible property                                                                      360,533             304,532
                                                                                ------------------- -------------------
          Total other assets                                                             27,768,396          17,938,359
                                                                                ------------------- -------------------
Total Assets                                                                    $        42,224,906 $        25,344,019
                                                                                =================== ===================
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable
      Trade                                                                     $         9,726,734 $         1,884,832
      Related parties                                                                         7,360             322,481
      Former related parties                                                                 33,612              33,612
   Accrued expenses
      Trade                                                                               1,227,316           1,013,692
      Income and sales tax payable                                                           58,864               4,831
   Deferred revenue                                                                       1,557,827             127,958
   Warranty reserve                                                                               0              63,801
   Customer deposits                                                                         12,506             607,761
   Short-term debt                                                                        4,289,271             933,421
                                                                                ------------------- -------------------
          Total current liabilities                                                      16,913,490           4,992,389
                                                                                ------------------- -------------------
LONG-TERM LIABILITIES
   Deferred income tax liability                                                              3,672              36,112
   Notes payable                                                                          6,857,730           2,910,458
                                                                                ------------------- -------------------
          Total long-term liabilities                                                     6,861,402           2,946,570
                                                                                ------------------- -------------------
Total Liabilities                                                                        23,774,892           7,938,959
                                                                                ------------------- -------------------
Minority interest in consolidated subsidiaries                                                    0              66,791
                                                                                ------------------- -------------------
STOCKHOLDERS' EQUITY
   Senior convertible preferred stock, $0.001 par value, authorized 10,000,000 shares; Series A, 100: Series B, 0 and 503: Series C 1,650 and 3,300;
     Series D 550; Series E 2,000 and Series F 3,000 and 0 issued
     and outstanding shares, respectively                                                         8                   9
   Common stock, $0.001 par value, authorized 300,000,000 shares; 84,400,194
     and 81,766,003 issued and outstanding shares                                            84,400              81,766
   Deferred compensation                                                                   (159,424)           (107,278)
   Additional paid-in capital                                                            27,598,077          26,643,875
   Accumulated comprehensive income (loss)                                                  261,532             261,500
   Accumulated deficit                                                                   (9,334,579)         (9,541,603)
                                                                                ------------------- -------------------
          Total stockholders' equity                                                     18,450,014          17,338,269
                                                                                ------------------- -------------------
Total Liabilities and  Stockholders' Equity                                     $        42,224,906 $        25,344,019
                                                                                =================== ===================


                  The accompanying notes are an integral part
                 of these consolidated financial statements.

                           NewMarket Technology, Inc.
                      Consolidated Statements of Operations
                          Three Months Ended March 31,
                                   (unaudited)

                                                                                         2005                   2004
                                                                                ----------------------- --------------------
REVENUES
   Services revenue                                                             $             8,712,899 $          2,664,671
   Contract revenues                                                                            435,662                    0
   Product revenues                                                                           1,038,521                    0
                                                                                ----------------------- --------------------
             Total revenues                                                                  10,187,082            2,664,671
COST OF SALES
    Services COS                                                                              4,545,970            1,831,363
    Contract COS                                                                                 75,890                    0
    Product COS                                                                                 828,945                    0
                                                                                ----------------------- --------------------
            Total Cost of sales                                                               5,450,805            1,831,363
                                                                                ----------------------- --------------------
          Gross Margin                                                                        4,736,277              833,308
OPERATING EXPENSES:
   Employee compensation                                                                      2,612,743              282,861
   General and administrative expenses                                                        1,638,772            1,140,360
   Selling and marketing                                                                        343,005              210,926
   Research & Development                                                                        11,360                    0
   Depreciation and amortization                                                                 67,795               28,234
                                                                                ----------------------- --------------------
          Total expenses                                                                      4,673,675            1,662,381
                                                                                ----------------------- --------------------
Income (Loss) from operations                                                                    62,602             (829,073)
                                                                                ----------------------- --------------------
OTHER INCOME (EXPENSE):
   Interest income                                                                               63,083                1,457
   Interest expense                                                                            (222,149)             (26,792)
   Foreign currency transaction gain (loss)                                                     (13,898)               3,005
   Bad debt expense recovery                                                                    574,712                    0
   Inflation effects                                                                            144,032                    0
   Lawsuit settlement                                                                          (424,000)                   0
   Other income                                                                                  23,210                8,980
                                                                                ----------------------- --------------------
          Total other income (expense)                                                          144,990              (13,350)
                                                                                ----------------------- --------------------
Net income before income tax (credit) and minority interest                                     207,592             (842,423)
   Foreign income tax (credit)                                                                     (568)                 398
   Minority interest in consolidated subsidiary income (loss)                                         0              309,040
                                                                                ----------------------- --------------------
Net income                                                                                      207,024             (532,985)
Other comprehensive income (loss)
   Foreign currency translation gain (loss)                                                          32             (146,299)
                                                                                ----------------------- --------------------
Comprehensive income                                                            $               207,056 $           (679,284)
                                                                                ======================= ====================
Income per weighted average common share - basic                                $                  0.01 $              (0.01)
                                                                                ======================= ====================
Income per weighted average common share - fully diluted                        $                  0.01 $              (0.01)
                                                                                ======================= ====================
Number of weighted average common shares outstanding - basic                                 83,017,693           54,854,584
                                                                                ======================= ====================
Number of weighted average common shares outstanding -  fully diluted                       126,047,081           54,854,584
                                                                                ======================= ====================




                  The accompanying notes are an integral part
                 of these consolidated financial statements.

                           NewMarket Technology, Inc.
                 Consolidated Statements of Stockholders' Equity



                                                                                     Par Value of
                                                       Number of Shares                 Stock
                                                  ---------------------------    --------------------
                                                     Pfd         Common           Pfd       Common
                                                  --------- -----------------    ------  ------------

BEGINNING BALANCE, December 31, 2002                  2,441         4,604,181    $    2  $      4,604
Issuance of common stock for services                     0           111,667         0           112
Series B preferred stock dividend                         0                 0         0             0
Conversion of Series B pref. stock                   (1,738)       23,885,332        (1)       23,885
Conversion of Series A pref. stock                     (100)          710,218         0           710
Beneficial conver feature discount amort                  0                 0         0             0
Conversion of debt to common stock                        0        21,623,388         0        21,624
Issuance of Series C pref. stock                      3,300                 0         3             0
Net income                                                0                 0         0             0
                                                  --------- -----------------    ------  ------------
BALANCE, December 31, 2003                            3,903        50,934,786         4        50,935
Conversion of Series B pref. stock                     (503)        1,075,257        (1)        1,075
Conversion of debt to common stock                        0        25,087,115         0        25,087
Issuance of common stock for services                     0         2,668,845         0         2,669
Issuance of common stock for acquisition                  0         2,000,000         0         2,000
Issuance of Series D pref. stock                        550                 0         1             0
Issuance of Series E pref. stock                      2,000                 0         2             0
Issuance of Series F pref. stock                      3,000                 0         3             0
Amortization of deferred compensation                     0                 0         0             0
Other comprehensive income (loss)                         0                 0         0             0
Net income                                                0                 0         0             0
                                                  --------- -----------------    ------  ------------
BALANCE, December 30, 2004                            8,950        81,766,003         9        81,766
Conversion of Series C pref. stock                   (1,650)        1,075,612        (1)        1,076
Issuance of common stock for loan penalty                 0           100,000         0           100
Conversion of debt to common stock                        0           408,579         0           409
Issuance of common stock for services                     0           650,000         0           650
Issuance of common stock - settle lawsuit                 0           400,000         0           400
Amortization of deferred compensation                     0                 0         0             0
Other comprehensive income (loss)                         0                 0         0             0
Net income                                                0                 0         0             0
                                                  --------- -----------------    ------  ------------
ENDING BALANCE, March 31,
2005 (unaudited)                                      7,300        84,400,194    $    8  $     84,400
                                                  ========= =================    ======  ============


                  The accompanying notes are an integral part
                 of these consolidated financial statements.

                           NewMarket Technology, Inc.
                 Consolidated Statements of Stockholders' Equity
                                  (Continued)


                                                 Accum                                       Total
         Additional                              Comp                                    Stockholders'
          Paid-In           Deferred            Income             Accumulated               Equity
          Capital                Comp           (Loss)               Deficit              (Deficiency)
    --------------------    --------------- ---------------     ------------------    --------------------


    $          9,925,852    $             0 $             0     $      (10,050,248)   $           (315,244)
                  12,171                  0               0                      0                  12,283
                 723,585                  0               0               (260,897)                462,688
                (23,883)                  0               0                      0                       1
                   (710)                  0               0                      0                       0
                       0                  0               0                      0                       0
               1,265,566                  0               0                      0               1,287,190
               3,299,997                  0               0                      0               3,300,000
                       0                  0               0                195,454                 195,454
    --------------------    --------------- ---------------     ------------------    --------------------
              15,202,578                  0               0            (10,115,691)              4,942,372
                  (1,074)                 0               0                      0                       0
               4,303,756                  0               0                      0               4,328,843
                 796,621           (714,500)              0                      0                  84,790
                 977,000                  0               0                      0                 979,000
                 364,999                  0               0                      0                 365,000
               1,999,998                  0               0                      0               2,000,000
               2,999,997                  0               0                      0               3,000,000
                       0            607,222               0                      0                 607,222
                       0                  0         261,501                      0                 261,501
                       0                  0               0                574,088                 574,088
    --------------------    --------------- ---------------     ------------------    --------------------
              26,643,875           (107,278)        261,501             (9,541,603)             17,142,816
                  (1,075)                 0               0                      0                       0
                  62,400                  0               0                      0                  62,500
                 302,675                  0               0                      0                 303,084
                 166,600            (91,437)              0                      0                  75,813
                 423,600                  0               0                      0                 424,000
                       0             39,291               0                      0                  39,291
                       0                  0              32                      0                      32
                       0                  0               0                207,024                 207,024
    --------------------    --------------- ---------------     ------------------    --------------------

    $         27,598,075    $      (159,424)$       261,533     $       (9,334,579)   $         18,254,560
    ====================    =============== ===============     ==================    ====================


                  The accompanying notes are an integral part
                 of these consolidated financial statements.

                           NewMarket Technology, Inc.
                      Consolidated Statements of Cash Flows
                          Three Months Ended March 31,
                                   (unaudited)

                                                                                         2005                    2004
                                                                                ----------------------  ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $              207,024  $             (532,985)
Adjustments to reconcile net income (loss) to cash used by operating activities:
   Stock issued to settle lawsuit                                                              424,000                       0
   Stock issued for services and amortization of deferred compensation                         115,104                  52,332
   Depreciation                                                                                 67,795                  28,234
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                               (2,998,823)                (79,423)
   (Increase) decrease in inventory                                                             62,238                       0
   (Increase) decrease in prepaid expenses and deposits                                         (9,540)                (12,555)
   Increase (decrease) in accounts payable - trade                                           3,755,928                  (6,134)
   Increase (decrease) in accounts payable - related parties                                  (315,121)                    149
   Increase (decrease) in customer deposits                                                   (587,022)                      0
   Increase (decrease) in deferred revenue                                                      (1,530)                      0
   Increase (decrease) in accrued expenses                                                     135,105                 100,719
   Increase (decrease) in payables to affiliates                                              (297,991)                      0
   Increase (decrease) in income taxes payable                                                  21,291                       0
                                                                                ----------------------  ----------------------
Net cash provided (used) by operating activities                                               578,458                (449,663)
                                                                                ----------------------  ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Notes receivable advances to future subsidiaries                                                  0                (890,016)
   Purchase of property and equipment                                                             (435)                (13,112)
   Notes receivable advances to third parties                                                 (212,041)               (100,000)
   Acquisition of intangible assets                                                            (56,000)                      0
   Proceeds from sale of property and equipment                                                 12,118                       0
                                                                                ----------------------  ----------------------
Net cash used by investing activities                                                         (256,358)             (1,003,128)
                                                                                ----------------------  ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances on notes payable                                                                  (250,000)                672,244
   Payments on notes payable                                                                   (23,921)               (100,000)
   Advances on short term line of credit                                                       290,442                       0
   Payments on short term line of credit                                                      (286,287)                      0
   Cash purchased in acquisitions                                                              341,519                 643,443
                                                                                ----------------------  ----------------------
Net cash provided by financing activities                                                       71,753               1,215,687
                                                                                ----------------------  ----------------------
Effect of exchange rates on cash                                                                     0                       0
                                                                                ----------------------  ----------------------
Net increase (decrease) in cash and equivalents                                                393,853                (237,104)
                                                                                ----------------------  ----------------------

CASH, beginning of period                                                                    2,555,907               1,632,083

CASH, end of period                                                             $            2,949,760  $            1,394,979
                                                                                ======================  ======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid in cash                                                        $              136,564  $               26,792
                                                                                ======================  ======================

Non-Cash Financing Activities:
   Common stock issued to settle debt                                           $              280,000  $              287,527
                                                                                ======================  ======================
   Common stock issued to convert preferred stock                               $                1,076  $                    0
                                                                                ======================  ======================
   Common stock issued for acquisition of affiliate                             $                    0  $             $979,000
                                                                                ======================  ======================
   Preferred stock issued for acquisition of consolidated subsidiaries          $                    0  $              365,000
                                                                                ======================  ======================
   Issuance of promissory note to acquire subsidiaries                          $                    0  $            4,900,000
                                                                                ======================  ======================


                  The accompanying notes are an integral part
                 of these consolidated financial statements.

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements
                  (Information with regard to the three months
                  ended March 31, 2005 and 2004 is unaudited)

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

     b) Significant acquisitions. In June 2003, the Company entered into a term sheet agreement to acquire 51% of the common stock of IP Global Voice, Inc., (IPGV), a Delaware corporation headquartered in San Francisco, California. At the time of the agreement IPGV was a newly formed corporation. This term sheet required the Company to loan IPGV $100,000 on a Senior Secured Convertible Promissory Note, carrying an interest rate of 10% and maturing on March 30, 2004. Closing of the acquisition would occur when the Company loaned IPGV an additional $400,000 with the same terms as the initial $100,000. The Company completed the initial $100,000 on the date of signing the term sheet, a second $100,000 in August 2003, and the remaining $300,000 in September 2003, at which time the acquisition was considered closed. At closing the Company committed to invest $4,500,000 in IPGV in exchange for 6,000,000 shares of IPGV common stock; a warrant to purchase an additional 1,000,000 shares of IPGV common stock at a price of $1 per share and 2,250,000 shares of IPGV common stock in exchange for 2,250,000 shares of Series C Preferred Stock of the Company. In March 2004, the Company issued 2,000,000 shares of common stock, valued at $979,000, to acquire an additional 38% of IPGV.

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

     In August 2004, the Company acquired 100% of NetsCo., Inc., a North Carolina corporation. The Company issued 3,000 shares Series F Convertible Preferred Stock of the Company, valued at $3,000,000. These shares were issued without any registration rights for the underlying common shares. The sellers are restricted from any conversions that would represent a greater than 4.9% stake in the then issued and outstanding common stock of the Company. This agreement carries a one year look back with an adjustment in the sales price of a maximum of 30% upward for revenues greater than $1 million, (maximum price of $3,900,000), and 30% downward for revenues less than $1 million, ($2,100,000 minimum price).

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

     c) Principles of consolidation. The consolidated financial statements include the accounts of NewMarket Technology, Inc. and its wholly owned and majority owned subsidiaries. All inter-company balances and transactions have been eliminated.

     d) Net income per share. Basic net income per weighted average common share is computed by dividing the net income(loss) by the weighted average number of common shares outstanding during the period. Fully diluted includes all common shares that would be required to be issued of various convertible instruments at their stated conversion rates using December 31, 2004, market price of the underlying common stock.

     e) Stock compensation for services rendered. The Company issues shares of common stock in exchange for services rendered. The costs of the services are valued according to accounting principles generally accepted in the United States and are been charged to operations as earned.

     f) Property and equipment. All property and equipment is recorded at cost and depreciated over their estimated useful lives, using the straight-line method, generally three, five or seven years. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred.

     g) Intangibles. In June 2002, goodwill in the amount of $2,756,327 was recorded in conjunction with the net asset acquisition from Vergetech. Goodwill amounting to $17,189,994 was recorded in conjunction with the acquisitions in 2003 and 2004. The Company will evaluate this asset periodically to determine any impairment of the asset.

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Principles (Continued)

     h) Revenue recognition. As a result of the multiple acquisitions in 2003 and 2004, the Company now has three distinct revenue streams: (1) Services, (approximately 58% of revenue), and computer programming services. This revenue is recognized as services are provided and billed to the customers.
     (2) Contract, (approximately 13of revenue), which is principally an ongoing service revenue stream, such as training contracts, technical support contracts., etc. This form of revenue is recognized monthly as earned and billed. And, (3), products, (approximately 29of revenue), which is the sale of hardware and software, generally installed. Sometimes the hardware and/or software are customized under the terms of the purchase contract. This revenue is recognized as the products are delivered and the customer accepts said products. Any portions of such contracts which may include installation, training, conversion, etc. are recognized when such services have been completed. Any ongoing support, training, etc. is spearately structured and is accounted for in contract revenue and in accordance with the contracts.

     i) Concentrations of risks
          1 ) Geographic Aa result of the various acquisitions in 2003 and 2004, the Company now has offices, employees and customers in a variety of foreign countries. Its two foreign based subsidiaries are located in and Singapore serving Asia. DCI, also based in Dallas, serves customers located in Western Europe, as well as within the United States. RKM, based in Caracas, Venezuela, and serving Latin America, represents approximately 10% of the Company's total revenue and 2.6% of total assets. Infotel, based in Singapore, and serving Asia, represents approximately 23% of the Company's total revenue and 31% of total assets. DCI, a 51% owned subsidiary, based in Dallas, Texas, serves certain customers in Western Europe, represents approximately 14% of the Company's total revenue and 3% of total assets.

(2) Stockholders' Equity. The Company has authorized 100,000,000 shares of $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 84,400,194 shares of common stock issued and outstanding at March 31, 2005. The Company had 100shares of Series A preferred stock, 0 shares of Series B preferred stock, 1,650 shares of Series C preferred stock, 550 shares of Series D preferred stock, 2,000 shares of Series E preferred stock and 3,000 shares of Series F preferred stock issued and outstanding, respectively, at March 31, 2005.

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

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements


(2) Stockholders' Equity, continued. In the first quarter of 2004, the Company issued 1,075,257 shares of common stock for the conversion of the final remaining 503 shares of Preferred Series B outstanding. The Company issued 25,087,115 shares of common stock for the conversion of $4,328,843 of convertible debt, at $0.17 per share. The Company issued 2,668,845 shares of restricted common stock pursuant to consulting contracts with four individuals. These shares were valued at $799,190, or $0.30 per share. Most of these contracts are prospective for a period of one year, therefore the Company is amortizing their expense over the life of the contracts. The Company issued 2,000,000 shares of restricted common stock to acquire an additional 38% of IP Global Voice. These shares were valued at $979,000, or $0.4895 per share. The Company issued 550 shares of restricted preferred stock, Series D, to acquire 51% of the common stock of Medical Office Software, Inc. These shares were valued at $365,000. The Company issued 2,000 shares of restricted preferred stock, Series E, to acquire 100% of the common stock of RKM Suministros, S.A. These shares were valued at $2,000,000. The Company issued 3,000 shares of restricted preferred stock, Series F, to acquire 100% of the common stock of Netsco, Inc. These shares were valued at $3,000,000.

     At December 31, 2004, the shares of preferred stock represented approximately 12,558,000 shares of common stock, had they been eligible to be and been elected to be converted on December 31, 2004. Had the preferred shares that were eligible to be converted, been converted at December 31, 2004, they represented approximately 4,105,000 shares of common stock.

     In January 2005, the Company issued 100,000 shares of common stock as a penalty for not paying a note payable on its due date. These shares were valued at $62,500, or $0.625 per share. In January 2005, the Company issued 408,579 shares of common stock to convert $280,000 of convertible debt and $23,084 of accrued interest, or $0.74 per share. In February 2005, the Company issued 650,000 shares of common stock for services to two parties. One agreement is prospective for 1 year and the other was under an agreement 18 months earlier with a term of 1 year. These shares were valued at $167,250, or $0.26 per share. In March 2005, the Company issued 400,000 shares of common stock to fund the settlement of a lawsuit. These shares were valued at $424,000, or $1.06 per share. In March 2005, the Company issued 1075,612 shares of common stock to convert 1,650, (or half), of the then issued and outstanding Series C preferred stock.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $9,334,600 which expire beginning December 31, 2117. There may be certain limitations on the Company's ability to utilize the loss carry-forwards in the event of a change of control, should that occur. The amount recorded as a deferred tax asset, cumulative as of March 31, 2005, is $3,734,000, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of
     $3,734,000, as the Company has no long-term history of profitable operations. The significant components of the net deferred tax asset as of March 31, 2005 are:


        Net operating losses              $   3,734,000
                                          -------------
        Valuation allowance                 (3,734,000)
                                          -------------
        Net deferred tax asset            $           0
                                          =============

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements


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

     In January 2005, the Company issued 408,579 shares of common stock to convert $280,000 of convertible debt and $23,084 of accrued interest, or $0.74 per share.

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

In general, the component functions of the NewMarket business model are to:

     1) find and acquire timely early stage technology companies;
     2) incrementally invest to market refine the acquired technology offering;
     3) concentrate initial sales efforts on focused pilot opportunities;
     4) expand pilot opportunities to a level that prove market viability;
     5) spin the technology company out into a next stage, stand alone company to support expanded capital formation;
     6) maintain the support service economy of scale by retaining support service contract functions at NewMarket Technology; and
     7) build service and sales capacity in developing economies oversees to take advantage of reduced labor expense and to sell into fast growing economic regions with less brand name competition than in North America.

Technology sector businesses face two substantial market wide systemic issues. The first is the growing global technical labor force is creating significant profit margin pressure as technology companies continue to ratchet down expenses and sell at prices below their competition by employing the ever growing technology labor force from developing economic countries around the world. The global technology labor force is growing and technology companies will continue to chase each other's downward spiraling labor expense, in turn, continuing to squeeze technology company profit margins for the foreseeable future. Secondly, since the collapse of the dotcom investment market, the technology sector has not been able to re-establish consistent investment community interest in technology innovation. Profit margin pressure deters investment community interest at the same time making internal research and development investment an unlikely alternative. Technology innovation is critical to the technology sector. Updated technology products with enhanced features and performance that replace last generation products are a significant and critical portion of the overall technology market.

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

The NewMarket corporate structure that enables the incremental sale of subsidiary stock in order to boost product and service revenues and profits is also the aspect of the NewMarket business model that attracts investment in technology product and service innovation. In addition to selling stock in subsidiary companies to combine equity income with traditional product and service revenue and profits, the subsidiary structure provides an attractive long term and incremental return on investment opportunity for both institutional and retail common shareholders. When a subsidiary company is positioned for incremental liquidation through an independent public listing or the sale of subsidiary stock to a third-party company, NewMarket will issue subsidiary stock to common shareholders through a dividend declaration. By issuing stock in subsidiary companies to NewMarket common shareholders, NewMarket believes it will enhance long-term return opportunity for common shareholders by adding dividend returns to NewMarket stock appreciation, if any. The ability of NewMarket common shareholders to liquidate subsidiary stock issued in a NewMarket dividend creates incremental return opportunities that can be immediately realized without liquidating NewMarket stock.

We believe the NewMarket Technology business opportunity is perpetuated by the ongoing demand for technology innovation. New technologies likewise require ongoing investment. However, since the 2001 collapse of the high tech IPO market, new technologies have struggled to find investment and investors have not found an attractive start-up investment model.

NewMarket Technology has set out to replace the high tech IPO market with the micro-cap public market. The technology start- ups are appropriately much smaller organizations with more reasonable start-up goals. The required capital investments are correspondingly smaller.

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

Part of the Company's growth strategy includes expansion into high-growth developing economic regions. These developing economic regions provide both an environment for accelerated growth as well as a parallel platform for acquiring early stage subsidiary technology companies and developing them into mainstream technology service and product companies. NewMarket has entered into a joint venture with GaozhiSoft in Shanghai, China. The two companies have already combined resources to win initial sales contracts.

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

Recent developments in 2005 also include the February 28, 2005 agreement with Defense Technology Systems, Inc. ("DFTS"), whereby DFTS will acquire NMKT's majority interest in Digital Computer Integration Corporation. A copy of the Agreement and the Certificates of Designation have been filed as an SEC Form 8K disclosure.

In 2005, NewMarket expanded a partnership with TekVoice to include a twenty five percent interest in TekVoice Communications Inc. TekVoice will further expand the NewMarket business model into a Hispanic and Latin America and establish an independent public listing on an United States Exchange. Currently, TekVoice is a Hispanic and Latin America VoIP service provider.

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

Results of Operations - Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net Sales. Quarter Ended March 31, 2005 Compared to the Quarter Ended March 31, 2004. Net sales increased by $7,552,411 or 382 % from $2,664,700 for the quarter ended March 31, 2004 to $10,187,082 for the quarter ended March 31, 2005. This increase was due to organic sales growth of the previously existing core operations as well as acquisitions made over the last year, which themselves had organic sales growth as well.

Cost of Sales. Cost of sales increased $3,619,442 or 298% from $1,831,363 for the quarter ended March 31, 2004 to $5,450,805 for the quarter ended March 31, 2005. This increase was due to acquisitions and organic growth over the last year. Our cost of sales, as a percentage of sales for the quarter ended March 31, 2004 was approximately 68.7% and 53.5% for the quarter ended March 31, 2005. Management plans to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows. Management will leverage the increased purchasing volume to improve purchasing contracts and reduce overall cost of sales. Management will also implement resource utilization strategies that can demonstrate notable savings when applied over higher volumes of production.

Compensation Expense. Compensation expense increased $2,329,882 or 924% from $282,900 for the quarter ended March 31, 2004 to $2,612,743 for the quarter ended March 31, 2005. Management is working to keep compensation in reasonable proportion to the overall Company sales and expenses. Management has significantly decreased its stock-based compensation to outside consultants, officers and related party consultants and plans to continue to limit such compensation. No performance incentive Compensation program has yet been in place since the implementation of the new business model in June 2002, but management plans to construct and implement such a plan in the future intended to support the aforementioned objective of keeping overall compensation in proportion to Company sales and expenses.

General and Administrative Expense. General and administrative expenses for the quarter ended March 31, 2004 were $1,140,360 compared to $1,638,772 for the quarter ended March 31, 2005. The general and administrative expenses for the quarter ended March 31, 2005, are higher than for the quarter ended March 31,

2004 as a direct result of both the general and administrative expenses of the acquisitions made over the last year, as well as the one time expenses associated with completing such acquisitions. Management plans to reduce the general and administrative expenses as a portion of overall sales and total expenses in 2005 through the consolidation of redundant processes in resources inherited in the recent acquisitions.

Depreciation and amortization Expense. Depreciation and amortization expense increased $39,561 or 240% from $28,200 for the quarter ended March 31, 2004 to $67,795 for the quarter ended March 31, 2005, as a direct result of the acquisitions made over the last year . Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

Liquidity and Capital Resources

At March 31, 2004, the Company had cash of $1,395,000 and a working capital surplus of $252,000. As of March 31, 2005, the Company had cash of $2,949,760 and a working capital deficit of $2,854,016. The increase in cash was due primarily to the herein described acquisitions starting with VTI in June 2002 in addition to the operations and growth from the acquired assets. The Company has also experienced a quarter to quarter increase in working capital for the last year, with the exception of the current quarter. The working capital deficit is due to the addition of a substantial trade debt associated with the purchase of Logicorp. The Logicorp trade debt has been guaranteed by a third party associated with the sellers of Logicorp. The Logicorp trade debt has been transferred to the guarantor and the second quarter balance sheet will accordingly reflect a substantial consolidated trade debt reduction. The amount of the third party guarantee exceeds 200% of the working capital deficit.
Management anticipates reporting a second quarter working capital surplus. Currently, total assets exceed total liabilities by $18,450,014.

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

Our quarterly and annual sales and financial results have varied significantly in the past, and we expect to experience fluctuations in the future, which mean that period-to-period comparisons are not necessarily meaningful or indicative of future performance.

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

Our revenues and gross margins will depend significantly on the overall demand for IP communication products. Reduced capital spending budgets by our customers caused by the ongoing industry downturn have led to continued soft demand for our products and services, which has resulted in, and may continue to result in, decreased revenues, earnings levels or growth rates. The global economy in general and the technology market in particular, has weakened and market conditions continue to be challenging. As a result, individuals and companies are delaying or reducing expenditures. We have observed effects of the global economic downturn in many areas of our business. In addition, the technology industry has experienced significant consolidation, and this trend is expected to continue. It is possible that we and one or more of our competitors each supply products to the companies that have merged or will merge. This consolidation could result in further delays in purchasing decisions by merged companies or in us playing a decreased role in the supply of products to the merged companies. Further delays or reductions in spending could have a material adverse effect on demand for our products and services and, consequently, our results of operations, prospects and stock price.

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

Forward-looking   statements   can   generally  be  identified  by  the  use  of
forward-looking terminology, such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," or "anticipates" or the negative of these terms or other comparable terminology, or by discussions of strategy, plans or intentions. Statements contained in this report that are not historical facts are forward-looking statements. Without limiting the generality of the preceding statement, all statements in this report concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are necessarily estimates reflecting our best judgment based upon current information and involve a number of risks and uncertainties. Other factors may affect the accuracy of these forward-looking statements, and our actual results may differ materially from the results anticipated in these forward-looking statements. While it is impossible to identify all relevant factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described in "Management Discussion and Analysis or Plan of Operation" as well as changes in the regulation of the IP telephony industry at either or both of the federal and state levels, competitive pressures in the IP telephony industry and our response to these factors, and general conditions in the economy and capital markets. For a more complete discussion of these and other risks, uncertainties and assumptions that may affect us, see the company's annual report on Form 10- KSB for the fiscal year ended December 31, 2004.


ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of March 31, 2005, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

20.1 Correspondence from NewMarket Technology Inc. management to the shareholders addressing False and Misleading Information Posted on the Lycos Raging Bull Website. (Filed as Exhibit 20.1 to the Company Form 8-K Filed April 25, 2005 and incorporated herein by reference.)

31.1 * Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 * Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-------------------------
* Filed Herewith


     (b) Reports on Form 8-K

            See Index to Exhibits

                           NewMarket Technology, Inc.
                           ---------------------------
                                  (Registrant)


In accordance with Section 13 or Section 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:   May 22, 2005


                     By: /s/ Philip M. Verges
                       ----------------------------------------------------
                       Philip M. Verges
                       Chairman, Chief Executive Officer,
                       Principal Financial Officer