Form 10KSB/A
period 2004-12-31
NewMarket Technology Inc
filed 2005-07-06
CIK 1092083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
                                   AMENDMENT 3

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
                           ---------------------------
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

The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2005 is $36,625,999 based upon the most recent price on that date at which the registrant's common equity was sold. This non-affiliate market value was calculated on the assumption that the only affiliate holding a notable common equity position is VTI represented by Philip Verges.



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



DOCUMENTS INCORPORATED BY REFERENCE:

Transitional Small Business Disclosure Format (Check one): Yes |_|; No |X|

                          ANNUAL REPORT ON FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004


PART I   .....................................................................4
   Item 1.  Description of Business...........................................4
   Item 2.  Description of Properties........................................16
   Item 3.  Legal Proceedings................................................17
   Item 4.  Submission of Matters to a Vote of Security Holders..............18

PART II  ....................................................................18
   Item 5.  Market for Common Equity and Related Stockholder Matters.........18
   Item 6.  Management Discussion and Analysis or Plan of Operation..........20
   Item 7.  Financial Statements............................................F-1
   Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure..........................44
   Item 8A. Controls and Procedures..........................................44
   Item 8B. Other Information. .. ...........................................44


PART III ....................................................................44
   Item 9.  Directors, Executive Officers, Promoters and Control Persons:
                Compliance with Section 16(a) of the Exchange Act............44
   Item 10. Executive Compensation...........................................46
   Item 11. Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters..............................47
   Item 12. Certain Relationships and Related Transactions...................48
   Item 13. Exhibits.........................................................48
   Item 14. Principal Accountant Fees and Services...........................52

PART IV  ....................................................................53
   Signatures................................................................53

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



                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock has been since July 1998, and is currently, quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "NMKT". The high, low and average bid information for each quarter for the two most recent fiscal years is presented below. The quotations are interdealer prices without adjustment for retail markups, markdowns or commissions and do not necessarily represent actual transactions. These prices may not necessarily be indicative of any reliable market value. On June 30, 2005, the last reported sale price of the common stock on the OTCBB was $0.51 per share.

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

                                    Holders:

As of June 30, 2005, we had 93,815,685 shares of our common stock outstanding held of record by approximately 185 shareholders of record. We currently have only one class of common stock outstanding.

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
                                                                 ============== ==============

    The accompanying notes are an integral part of the financial statements.
                                      F-4

                           NewMarket Technology, Inc.
                      Consolidated Statements of Operations
                            Years Ended December 31,

                                                                                      2004              2003
                                                                                ---------------- ---------------
REVENUES
   Service revenues                                                             $     14,575,415 $     2,346,945
   Contract revenues                                                                   3,237,743               0
   Product revenues                                                                    7,163,976               0
                                                                                ---------------- ---------------
             Total revenues                                                           10,401,719               0
COST OF SALES
    Services COS                                                                       6,149,952       1,602,778
    Contract COS                                                                       2,114,694               0
    Product COS                                                                        5,188,712               0
                                                                                ---------------- ---------------
            Total Cost of sales                                                       13,453,358       1,602,778
                                                                                ---------------- ---------------
          Gross Margin                                                                (3,051,639)     (1,602,778)
OPERATING EXPENSES:
   Employee compensation                                                               5,995,152         304,713
   General and administrative expenses                                                 3,335,294         594,719
   Selling and marketing                                                                 925,680         114,584
   Research & Development                                                                 63,251               0
   Depreciation and amortization                                                         168,044           9,074
   Bad debt expense                                                                     (157,363)              0
   Warranty reserve                                                                      (28,109)              0
   Inventory reserve                                                                    (253,587)              0
                                                                                ---------------- ---------------
          Total expenses                                                              10,926,480       1,023,090
                                                                                ---------------- ---------------
Income (Loss) from operations                                                            597,296        (278,923)
                                                                                ---------------- ---------------
OTHER INCOME (EXPENSE):
   Interest income                                                                       169,335             526
   Interest expense                                                                     (155,487)         (6,040)
   Foreign currency transaction gain (loss)                                               (9,081)              0
   Inflation effects                                                                      46,331               0
   Gain on write-off of accounts payable                                                       0         288,836
   Other income                                                                           14,188          18,000
                                                                                ---------------- ---------------
          Total other income (expense)                                                    65,286         301,322
                                                                                ---------------- ---------------
Net income before income tax (credit) and minority interest                              662,582          22,399
   Foreign income tax (credit)                                                           (21,734)              0
   Minority interest in consolidated subsidiary income (loss)                            (66,761)        173,055
                                                                                ---------------- ---------------
Net income                                                                               574,087         195,454
Other comprehensive income (loss)
   Foreign currency translation gain (loss)                                              261,500               0
                                                                                ---------------- ---------------
Comprehensive income                                                            $        835,587 $       195,454
                                                                                ================ ===============
Income per weighted average common share - basic                                $           0.01 $          0.01
                                                                                ================ ===============
Income per weighted average common share - fully diluted                        $           0.01 $          0.01
                                                                                ================ ===============
Number of weighted average common shares outstanding - basic                          64,218,004      19,514,021
                                                                                ================ ===============
Number of weighted average common shares outstanding -  fully diluted                108,323,004      19,514,021
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

     In June 2002, the Company acquired the net assets of Vergetech, Inc., a Texas corporation, in exchange for a $3,000,000 promissory note maturing in January 2004. This acquisition has been accounted for as a purchase. The Company assessed the fair value of the assets and liabilities purchased at historical book value, which gave rise to the recording of $2,755,757 in goodwill. Please see the Company's Form 8-K/A filed October 8, 2002 for detailed information of the assets and liabilities purchased.

     In June 2003, the Company entered into a term sheet agreement to acquire 51% of the common stock of IP Global Voice, Inc., (IPGV), a Delaware corporation headquartered in San Francisco, California. At the time of the agreement IPGV was a newly formed corporation. The Company acquired IPGV principally because the management team IPGVhad assembled with very experienced in the field, this endeavor was the Company's principal line of business prior to the acquisition of Vergetech and the Company believes to be a potentially very lucrative line of business. This term sheet required the Company to loan IPGV $100,000 on a Senior Secured Convertible Promissory Note, carrying an interest rate of 10% and maturing on March 30, 2004. Closing of the acquisition would occur when the Company loaned IPGV an additional $400,000 with the same terms as the initial $100,000. The Company completed the initial $100,000 on the date of signing the term sheet, a second $100,000 in August 2003, and the remaining $300,000 in September 2003, at which time the acquisition was considered closed. At closing the Company committed to invest $4,500,000 in IPGV in exchange for 6,000,000 shares of IPGV common stock; a warrant to purchase an additional 1,000,000 shares of IPGV common stock at a price of $1 per share and 2,250,000 shares of IPGV common stock in exchange for 2,250,000 shares of Series C Preferred Stock of the Company. In March 2004, the Company issued 2,000,000 shares of common stock, valued at $979,000, to acquire an additional 38% of IPGV.IPGV's fiscal year end is December 31, therefore its operations are included for the full 12 months ended December 31, 2004 and for the six months since inception ended December 31, 2003. The Company assessed the fair value of the assets and liabilities purchased at historical book value, which gave rise to the recording of $979,000 in goodwill.

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Principles (Continued)
     b) Significant acquisitions (continued), In July 2003, the Company agreed to a term sheet agreement to acquire 100% of InfoTel Technologies, Pte, Limited, a Singapore company, from the debt holders of Appiant Technologies, Inc. The Company purchased Infotel as a means to expand the capabilities and reach of its now core business operations resulting from the Vergetech acquisition. This acquisition was based on a $4,000,000 purchase price. The Appiant Debenture holders received 3,000 shares of Series C Convertible Preferred Stock of the Company valued at $3,000,000 and a promissory note for $1,000,000. Subsequently this was modified to $3,300,000 of preferred stock, (3,300 shares), and a $700,000 promissory note. There is a one year look-back holding that the Company's common stock underlying the conversion of the preferred stock must have a value of $3,000,000, (now $3,300,000), or the Company is required to either pay the holders the difference between $3,000,000 and the market price in cash, or sell Infotel and apply the proceeds to pay the difference. The preferred stock is convertible, 1/2 after one year and 100% after two years, at the lesser of the 20 day trailing average price per share of the common stock or $1 per share. Infotel's fiscal year end is September 30, therefore its operations are included for the full 12 months ended September 30, 2004, with no inclusion of its operations for the year ended September 30, 2003, as the acquisition closed in October 2003. The Company assessed the fair value of the assets and liabilities purchased at historical book value, which gave rise to the recording of $1,157,801 in negative goodwill. Please see the Company's Form 8-K/A filed June 2, 2004 for detailed information of the assets and liabilities purchased.

     In January 2004, the Company entered into a term sheet agreement to acquire 51% of the common stock of Digital Computer Integration Corp., (DCI), a Plano, Texas based corporation. The Company purchased DCI as its lead entree into the Homeland Security field. Under the terms of the agreement, the Company is required to loan DCI $100,000 spread over the following month, on a convertible note, bearing interest at 8% and convertible into common stock at the closing of the acquisition. Further, the Company is required to loan $250,000 at the acquisition closing under another convertible note bearing 8% rate of interest with no stated maturity and provide a line of purchase order financing to DCI in the amount of $1,000,000. The acquisition is based on a factor of one times signed 2004 revenue at the closing date, or an expected amount of approximately $5,000,000. This price carries a one year look back which can adjust the purchase price upward or downward based on actual recorded revenue for the year ended December 31, 2004, but in no event greater than a 30% adjustment. DCI's fiscal year end is December 31, therefore its operations are included for the full 12 months ended December 31, 2004, as the acquisition agreement was effective back to January 1, 2004. The Company assessed the fair value of the assets and liabilities purchased at historical book value, which gave rise to the recording of $932,507 in goodwill. Please see the Company's Form 8-K filed March 11, 2004 for detailed information of the assets and liabilities purchased.

     In January 2004, the Company entered into a term sheet agreement to acquire 100% of the common stock of RKM Suministros, C.A., (RKMV), and RKM USA Corp., Inc., (RKMM). RKMV is a Venezuela corporation and is headquartered in Caracas. RKMM is a Miami based US corporation. The Company purchased RKMV and RKMM as a means to expand the capabilities and reach of its now core business operations resulting from the Vergetech and Infotel acquisitions. The purchase price of RKMV is $2,000,000, to be paid in the form of shares of Series C Convertible Preferred Stock of the Company. The sales price is based on one times gross revenue. The sellers cannot convert for the first six months. At the end of six months the seller can convert up to $600,000 worth of the preferred shares and an additional $400,000 after nine months and the balance after the first anniversary. The sellers are restricted from any conversions that would represent a greater than 4.9% stake in the then issued and outstanding common stock of the Company. This agreement carries a one year look back with an adjustment in the sales price of a maximum of 30% upward, (maximum price of $2,600,000), and 20% downward, ($1,600,000 minimum price). This look back is based on the one year revenues of RKMV and RKMM for the immediately preceding 12 months. Revenue variations resulting in exchange rate fluctuations

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Principles (Continued)
     b) Significant acquisitions (continued), between the US dollar and Venezuelan Bolivare are specifically excluded for these purposes. In addition, there is a second look back provision, which allows for the reversal of some to all of the transaction if the Company's common stock does not have a minimum of $20,000,000 in trading volume over the immediately preceding 12 months. If, during the first 12 months after closing, the Company experiences a change of control, the sellers conversion rights are immediately accelerated to 100%. If prior to the conversion of the Prefered stock, the Company is sold or otherwise no longer a publicly traded entity, the sellers may opt to reverse the acquisition. The purchase price of RKMM is $1. The Company is obligated to lend RKM $40,000 within 10 days, $30,000 within 60 days and $30,000 within 90 days after the closing. The Company is also obligated to lend RKM $1,000,000 in additional funds in conjunction with contracted projects which have a minimum 25% pre-tax profit margin. This acquisition was closed in April 2004. RKMV's and RKMM's fiscal year end is December 31, therefore its operations are included for the full 12 months ended December 31, 2004, as the acquisition agreement was effective back to January 1, 2004. The Company assessed the fair value of the assets and liabilities purchased at historical book value, which gave rise to the recording of $1,897,733 in goodwill. Please see the Company's Form 8-K/A filed June 10, 2004 for detailed information of the assets and liabilities purchased.

     In February 2004, the Company entered into a purchase agreement to acquire 51% of the common stock of Medical Office Software, Inc., (MOS), a Florida corporation headquartered in Ft. Lauderdale, Florida. The Company purchased MOS as its lead entree into the Medical software field The purchase price is $1,000,000, payable by conversion of a $150,000 note that a major stockholder of MOS owes to VTI, a related party of the Company, $300,000 in cash and $550,000 , (550 shares), in shares of Convertible Preferred Stock of the Company. MOS' fiscal year end is December 31, therefore its operations are included for the full 12 months ended December 31, 2004, as the acquisition agreement was effective back to January 1, 2004. The Company assessed the fair value of the assets and liabilities purchased at historical book value, which gave rise to the recording of $1,149,184 in goodwill. Please see the Company's Form 8-K filed February 10, 2004 for detailed information of the assets and liabilities purchased.

     In August 2004, the Company acquired 100% of NetsCo., Inc., a North Carolina corporation. The Company purchased NetsCo to strengthen its position in the Homeland Security field with DCI. The Company issued 3,000 shares Series F Convertible Preferred Stock of the Company, valued at $3,000,000. These shares were issued without any registration rights for the underlying common shares. The sellers are restricted from any conversions that would represent a greater than 4.9% stake in the then issued and outstanding common stock of the Company. This agreement carries a one year look back with an adjustment in the sales price of a maximum of 30% upward for revenues greater than $1 million, (maximum price of $3,900,000), and 30% downward for revenues less than $1 million, ($2,100,000 minimum price). NetsCo's fiscal year end is December 31, therefore its operations are included for the full 12 months ended December 31, 2004, as the acquisition agreement was effective back to January 1, 2004. The Company assessed the fair value of the assets and liabilities purchased at historical book value, which gave rise to the recording of $3,260,650 in goodwill. Please see the Company's Form 8-K filed June 10, 2004 for detailed information of the assets and liabilities purchased.

     In August 2004, the Company acquired 51% of Logicorp Data Systems, Ltd., a Canadian company. The Company will pay $1,100,000 in cash and issue a 24 month $1,000,000 promissory note to complete this acquisition. If at the end of 12 months, Logicorp has achieved $18 million of revenue, then the 49% stakeholder of Logicorp will have the right to require NewMarket to acquire the remaining 49% of Logicorp for $1,900,000 of NewMarket common stock, which will carry piggyback registration rights. NewMarket will also be able to require such sale. Subsequent to fiscal year end, NewMarket began renegotiation this

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Principles (Continued)
     Significant acquisitions (continued), acquisition. LogiCorp's fiscal year end is August 31, therefore its operations are not included in the Company's operations for the year ended December 31, 2004. Please see the Company's Form 8-K filed August 9, 2004 for detailed information of the assets and liabilities purchased.

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

     g) Intangibles In June 2002, goodwill in the amount of $2,756,327 was recorded in conjunction with the net asset acquisition from Vergetech. Goodwill amounting to $7,061,273 was recorded in conjunction with the acquisitions in 2003 and 2004. The Company also evaluates at least annually, for potential impairment, the recorded value of goodwill, by means of a cash flow analysis in accordance with SFAS 142.

     In 2004, as a result of the acquisition of Infotel, (see footnote 1b) paragraph 4), the Company recorded as an asset in its consolidated balance sheet, Software Code. This asset is a permanent license for "uOne" unified messaging service system. In addition, Infotel received the underlying coding for this software. Uone was acquired by Cisco Systems from Amtiva Technology in 1999. In 2001, Cisco sold the operating division which was utilizing this software to CMG Wireless Data Solutions. In April 2000, Appiant, the then sole stockholder of Infotel, purchased this license from Cisco for $10,000,000. Appiant paid $3,000,000 of this license fee and the $7,000,000 balance was later forgiven as a result of a settlement agreement between Cisco and Appiant as part of Cisco's decision to sell the operating division to CMG. Appiant had borrowed $5,000,000 from Infotel which was secured by this license and code. When Appiant defaulted on this note, Infotel forclosed on the license and code. Even though this license and code were valued at $10,000,000 based on the license fee between Appiant and Cisco, Infotel has elected to value, on its books, the license and code at the amount of the defaulted note, $5,000,000. The software license and code were incidental to the Company's purchase of Infotel, however the Company quickly saw how this software license and code could be utilized through its majority-owned subsidiary, IP Global Voice, (IPGV). The Company began utilizing this software in the IPGV services offered to its customers. The Company believes that the useful life of this asset are indefinite in nature, therefore it is not amortizable. Expenditures to modify, maintain and update the software will be expensed when incurred. The Company also evaluates at least annually, for potential impairment and its assumption of an indefinite life, the recorded value of this software license and code, by means of a cash flow analysis in accordance with SFAS
     142. The Company began deriving revenue in 2004, from the use of this software

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Principles (Continued)
     g) Intangibles (continued), through its majority-owned subsidiary, IPGV.

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

     i) Concentrations of risks - Geographic As a result of the various acquisitions in 2003 and 2004, the Company now has offices, employees and customers in a variety of foreign countries. Its two foreign based subsidiaries are located in and Singapore serving Asia. DCI, also based in Dallas, serves customers located in Western Europe, as well as within the United States. RKM, based in Caracas, Venezuela, and serving Latin America, represents approximately 10% of the Company's total revenue and 2.6% of total assets. Infotel, based in Singapore, and serving Asia, represents approximately 23% of the Company's total revenue and 31% of total assets. DCI, a 51% owned subsidiary, based in Dallas, Texas, serves certain customers in Western Europe, represents approximately 14% of the Company's total revenue and 3% of total assets.

     j) Investment in unconsolidated affiliates/subsidiaries The Company accounts for its investments in affiliates and subsidiaries in accordance with Statement of Financial Accounting Standard No. 94, (SFAS 94), and Accounting Research Bulletin No. 51, (ARB 51). At December 31, 2003, the Company reflected a $4,000,000 investment in an unconsolidated subsidiary, Infotel Technologies, Pte, LTD., (see footnote 1b) paragraph 4). Infotel's fiscal year end is September 30, while NewMarket's fiscal year end is December 31. Although the Company agreed to a term sheet for this acquisition in July 2003, the acquisition was not closed until October 2003, which was after Infotel's fiscal year end and before the Company's. In accordance with paragraph 4 of ARB 51, the Company consolidates Infotel on an October through September basis with the Company's January through December operations.

     At December 31, 2004, the Company had the same situation with its acquisition of 51% of Logicorp Systems, Ltd., (see footnote 1b) paragraph
     9). Logicorp's fiscal year end is August, and the company closed this acquisition at the end of August 2004. In addition, this acquisition is staged as to payments for the total of 51%, which had not all been paid at December 31, 2004. In addition, some portion of this ownership interest may be temporary in nature, (SFAS 94, paragraph 13). The balance of the Company's investment in affiliates at December 31, 2004, is composed of payments toward the purchase of 20% equity positions in Red Moon and Sensitron and a purchase of a 25% equity position of TekVoice. The purchase of these three equity positionshad not been paid in full at December 31, 2004, nor do they represent a controlling holding in these companies.

     The Company accounts for its investment in affiliates, defined as those whereby the Company owns less than 51% of the issued and outstanding common stock of the affiliate and the Company does not exercise control over the operations of the affiliate, by the equity method of accounting. At December 31, 2004, the Company did not record any income or loss , nor adjust its investment account, by the net income or loss of the affiliates,

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Principles (Continued)
     j) Investment in unconsolidated affiliates/subsidiaries (continued), as the actual equity percentage paid for was the investments was less than 10%, with a concurrent de minimus net income/loss related thereto.

(2) Stockholders' Equity The Company has authorized 100,000,000 shares of $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had
     81,766,003 shares of common stock issued and outstanding at December 31, 2004. The Company had 100shares of Series A preferred stock, 0 shares of Series B preferred stock, 3,300 shares of Series C preferred stock, 550 shares of Series D preferred stock, 2,000 shares of Series E preferred stock and 3,000 shares of Series F preferred stock issued and outstanding, respectively, at December 31, 2004. Please see footnote 1b) Significant acquisitions for each of these acquisitions for the rights and privileges of each series of Preferred stock, C through F.

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

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $9,737,000 which expire beginning December 31, 2117. There may be certain limitations on the Company's ability to utilize the loss carry- forwards in the event of a change of control, should that occur. In addition, the Company amortizes goodwill for income tax purposes, but not for reporting purposes. The amount recorded as a deferred tax asset, cumulative as of December 31, 2004, is $4,157,000, which represents the amount of tax benefits of the loss carry-forwards and goodwill amortization. The Company has established a valuation allowance for this deferred tax asset of $4,157,000, as the Company has no long-term history of profitable operations. The significant components of the net deferred tax asset as of December 31, 2004 are:

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(3)  Income Taxes, continued

Net operating losses                            $         3,895,000
Goodwill amortization                                       262,000
                                                -------------------
Valuation allowance                                      (4,157,000)
                                                -------------------
Net deferred tax asset                          $                 0
                                                ===================

     The Company utilized approximately $201,000 of its deferred tax asset for the year ended December 31, 2004, and $40,000 for the year ended December 31, 2003.

     Infotel had a current income tax credit in Singapore of $21,700 for their year ended September 30, 2004, and a long-term deferred income tax liability in Singapore of $36,000.

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

     In 2004, the Company retired $4,328,843 of convertible debt by issuing 25,087,115 shares of restricted common stock. At December 31, 2004, the Company has $3,844,000, carrying an 8% interest rate, of debt that

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(5) Convertible debt (continued), is convertible into approximately 40 million restricted common shares at the election of the debt-holder, a related party.

(6)  Earnings per share Following is the disclosure required by SFAS 128.

                      For the year ended December 31, 2004

                                             Income         Shares            Per-Share
                                             (Numerator)    (Denominator)     Amount
                                             ------------   --------------    ----------
Basic EPS:
Income available to common stockholders         $ 574,087       64,218,004        $ 0.01
Effect of Dilutive Securities:
Convertible preferred stock                             0        4,105,000
Convertible debt                                        0       40,000,000
                                             ------------   --------------
Diluted EPS:
Income available to common stockholders
+ assumed conversions                          $ 574, 087      108,323,004        $ 0.01
                                             ============   ==============    ==========

                      For the year ended December 31, 2003

                                             Income         Shares            Per-Share
                                             (Numerator)    (Denominator)     Amount
                                             ------------   --------------    ----------
Basic EPS:
Income available to common stockholders         $   195,454     19,514,021       $  0.01
Effect of Dilutive Securities:
Convertible preferred stock                               0              0
Convertible debt                                          0              0
                                             --------------  -------------
Diluted EPS:
Income available to common stockholders +
assumed conversions                             $   195,454     19,514,021       $  0.01
                                             ==============  =============    ==========

(7)  Subsequent events
     (A) Significant acquisition In January 2005, the terms of the acquisition of Infotel were modified to convert the remaining $400,000 payable to the Appiant creditors into $400,000 of additional Series C Convertible Preferred Stock.

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


Item 8A. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of NewMarket Technology, Inc. Common Stock

The following table shows how much of each class of our stock was beneficially owned as of June 30, 2005, by:

     o    our Chairman, Chief Executive Officer and
     o each stockholder known by us to own beneficially at least 5% of our common stock.

Beneficial ownership is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. In general, beneficial ownership includes any shares a director, executive officer or other 5% holder can vote or transfer, shares subject to stock options and warrants that are exercisable currently or become exercisable within 60 days and shares subject to convertible securities that are convertible currently or within 60 days. These shares are considered to be outstanding for the purpose of calculating the percentage of ownership of the stockholder holding these options, warrants or convertible securities, but are not considered to be outstanding for the purpose of calculating the percentage ownership of any other person. Percentage ownership is based on 93,815,685 shares of common stock and the cumulative shares of convertible preferred stock (each share of preferred stock is, at the holder's option, convertible into shares of common stock, subject to certain antidilution protection) outstanding as of June 30, 2005 and resulting in a fully diluted weighted average of 120,372,686 shares of common stock. Except as otherwise noted, the stockholders named in this table have sole voting and dispositive power for all shares shown as beneficially owned by them.

                                          Shares of Common                       Shares of
                                               Stock                            Convertible      Percentage
                                            Beneficially       Percentage     Preferred Stock  of Convertible
                                               Owned        of Common Stock Beneficially Owned Preferred Stock
----------------------------------------- ---------------- ---------------- ------------------ ---------------
Named Executive Officers and Directors
----------------------------------------- ---------------- ---------------- ------------------ ---------------
Philip M. Verges (1)                       22,000,000 (3)        18.3%               --               --
----------------------------------------- ---------------- ---------------- ------------------ ---------------
All current directors and executive        22,100,000            18.4%%                --               --
officers as a group (1 person)
----------------------------------------- ---------------- ---------------- ------------------ ---------------
Other 5% Stockholders
----------------------------------------- ---------------- ---------------- ------------------ ---------------
Verge Tech, Inc. (2)                       22,000,000 (4)        18.3%               --               --
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

                           NewMarket Technology, Inc.
                                  (Registrant)


Date:   July 5, 2005


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


     Signature               Title                          Date

/s/Philip M. Verges
---------------------     Chairman of the Board, Chief      July 5, 2005
   Philip M. Verges       Executive Officer, Primary
                          Financial Officer


/s/Michael Tinsley
---------------------     Director                          July 5, 2005
   Michael Tinsley