Form 10KSB/A
period 2004-12-31
NewMarket Technology Inc
filed 2005-07-13
CIK 1092083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
                                   AMENDMENT 4

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


Date:   July 13, 2005


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


     Signature               Title                          Date

/s/Philip M. Verges
---------------------     Chairman of the Board, Chief      July 13, 2005
   Philip M. Verges       Executive Officer, Primary
                          Financial Officer


/s/Michael Tinsley
---------------------     Director                          July 13, 2005
   Michael Tinsley