Form 10QSB
period 2005-06-30
NewMarket Technology Inc
filed 2005-08-16
CIK 1092083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB


(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005


[_] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________


Commission File Number: 000-27917



                            NewMarket Technology,Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


       Nevada                                            65-0729900
--------------------------------------------------------------------------------
  (State of incorporation)                         (IRS Employer ID Number)


                         14860 Montfort Drive, Suite 210
                               Dallas, Texas 75254
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (972) 386-3372
--------------------------------------------------------------------------------
                           (Issuer's telephone number)



                                    No Change
--------------------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 15, 2005, we had 97,688,041 shares of our common stock outstanding.

                                      INDEX
                                 NEWMARKET, INC.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

          Consolidated balance sheets-- June 30, 2005 and December 31, 2004.

          Consolidated statements of operations-- Three Months Ended June 30, 2005 and 2004.

          Consolidated statements of cash flows-- Three Months Ended June 30, 2005 and 2004.

          Notes to Consolidated Financial Statements--June 30, 2005.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Item 3. Controls and Procedures.


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information.

Item 6. Exhibits.

SIGNATURES

CERTIFICATIONS (see Exhibit 31 and Exhibit 32)

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

Consolidated Statements of Stockholders' Equity..............................F-4

Consolidated Statements of Cash Flows........................................F-6

Notes to Consolidated Financial Statements...................................F-7

                           NewMarket Technology, Inc.
                           Consolidated Balance Sheet

                                                                                   June 30, 2005     December 31, 2004
                                                                                ------------------- --------------------
                                                                                     (unaudited)
                                     ASSETS
CURRENT ASSETS
   Cash                                                                         $         2,082,636 $          2,555,907
   Accounts receivable, net of allowance of $108,014 and $55,936                         11,723,091            4,241,243
   Inventory, at cost                                                                        24,547              260,258
   Prepaid expenses, deposits and other current assets                                      146,875              133,896
                                                                                ------------------- --------------------
          Total current assets                                                           13,977,149            7,191,304
                                                                                ------------------- --------------------
PROPERTY AND EQUIPMENT
   Computer and office equipment                                                          1,675,264            2,435,939
   Less: Accumulated depreciation                                                        (1,505,388)          (2,221,573)
                                                                                ------------------- --------------------
          Total property and equipment                                                      169,876              214,366
                                                                                ------------------- --------------------
OTHER ASSETS
   Notes receivable including interest receivable                                         2,782,362                    0
   Investment in unconsolidated affiliates/subsidiaries                                   2,362,512            2,262,512
   Goodwill                                                                              19,013,814           10,013,084
   Software code                                                                          5,384,414            5,358,231
   Intangible property                                                                      762,837              304,532
                                                                                ------------------- --------------------
          Total other assets                                                             30,305,939           17,938,359
                                                                                ------------------- --------------------
Total Assets                                                                    $        44,452,964 $         25,344,029
                                                                                =================== ====================
              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable
      Trade                                                                     $         8,772,469 $          1,884,832
      Related parties                                                                         7,396              322,481
      Former related parties                                                                 33,776               33,612
   Accrued expenses
      Trade                                                                                 900,104            1,013,692
      Income and sales tax payable                                                           95,177                4,831
   Deferred revenue                                                                         252,348              127,958
   Warranty reserve                                                                               0               63,801
   Customer deposits                                                                      1,308,400              607,761
   Current portion of long term debt                                                        248,446              292,616
   Short-term debt                                                                          604,806              640,805
                                                                                ------------------- --------------------
          Total current liabilities                                                      12,222,922            4,992,389
                                                                                ------------------- --------------------
LONG-TERM LIABILITIES
   Deferred income tax liability                                                              3,690               36,112
   Notes payable                                                                          5,764,793            2,910,458
                                                                                ------------------- --------------------
          Total long-term liabilities                                                     5,768,483            2,946,570
                                                                                ------------------- --------------------
Total Liabilities                                                                        17,991,405            7,938,959
                                                                                ------------------- --------------------
Minority interest in consolidated subsidiaries                                                    0               66,791
                                                                                ------------------- --------------------
STOCKHOLDERS' EQUITY
   Senior convertible preferred stock, $0.001 par value, authorized 10,000,00
shares;                                                                                           0
     Series A, 100; Series B, 0 and 503; Series C 2,434 and 3,300; Series D 550;
Series E 1,400 and 2,000; Series F 3,000 and 0; Series G 4,900 and 0
and Series H 1,300  and 0 issued and outstanding shares, respectively                            14                    9
   Common stock, $0.001 par value, authorized 300,000,000 shares;
93,815,685 and  81,766,003 issued and outstanding shares                                     93,816               81,766
   Deferred compensation                                                                   (308,688)            (107,278)
   Additional paid-in capital                                                            35,515,280           26,643,875
   Accumulated comprehensive income (loss)                                                  271,609              261,500
   Accumulated deficit                                                                   (9,110,472)          (9,541,603)
                                                                                ------------------- --------------------
          Total stockholders' equity                                                     26,461,559           17,338,269
                                                                                ------------------- --------------------
   Software code                                                                          5,384,414            5,358,231
                                                                                ------------------- --------------------
Total Liabilities and  Stockholders' Equity                                     $        44,452,964 $         25,344,019
                                                                                =================== ====================

   The accompanying notes are an integral part of the financial statements

                                           NewMarket Technology, Inc.
                      Consolidated Statements of Operations
                       Three and Six Months Ended June 30,
                                   (Unaudited)

                                                                     Three Months Ended            Six Months Ended
                                                                          June 30,                     June 30,
                                                                ---------------------------- ----------------------------
                                                                     2005           2004          2005          2004
                                                                --------------- ------------ -------------- -------------
REVENUES
   Services revenue                                             $     8,198,439 $  7,610,596 $   16,911,338 $  10,275,267
   Contract revenue                                                     787,463            0      1,223,125             0
    Product revenue                                                   1,433,269            0      2,471,790             0
                                                                --------------- ------------ -------------- -------------
          Total revenue                                              10,419,171    7,610,596     20,606,253    10,275,267
COST OF SALES
   Services COS                                                       5,288,153    4,987,828      9,834,123     6,819,191
   Contract COS                                                         345,914            0        421,804             0
    Product COS                                                         929,153            0      1,758,098             0
                                                                --------------- ------------ -------------- -------------
          Total cost of sales                                         6,563,220    4,987,828     12,014,025     6,819,191
                                                                --------------- ------------ -------------- -------------
          Gross Margin                                                3,855,951    2,622,768      8,592,228     3,456,076
OPERATING EXPENSES:
   Employee compensation                                              2,264,668    1,111,998      4,877,411     1,447,191
   General and administrative expenses                                1,158,483    1,198,359      2,797,255     2,286,387
   Selling and marketing                                                131,677      302,270        474,682       513,196
   Research & development                                                 7,319            0         18,679             0
   Depreciation and amortization                                         62,680       55,564        130,475        83,798
                                                                --------------- ------------ -------------- -------------
          Total expenses                                              3,624,827    2,668,191      8,298,502     4,330,572
                                                                --------------- ------------ -------------- -------------
                Income (Loss) from operations                           231,124      (45,423)       293,726      (874,496)
                                                                --------------- ------------ -------------- -------------
OTHER INCOME (EXPENSE):
   Interest income                                                      204,942        2,456        268,025         3,913
   Interest expense                                                     (85,836)     (41,791)      (307,985)      (68,583)
   Foreign currency transaction gain (loss)                              (8,983)      (5,681)       (22,881)       (2,676)
   Bad debt expense recovery                                                  0            0        574,712             0
   Inflation effects                                                   (175,986)           0        (31,952)            0
   Lawsuit settlement                                                  (100,417)           0       (524,417)            0
   Gain on debt forgiveness                                             203,872            0        203,872             0
   Other income                                                          (9,052)           0         14,158         8,980
                                                                --------------- ------------ -------------- -------------
          Total other income (expense)                                   28,540      (45,016)       173,532       (58,366)
                                                                --------------- ------------ -------------- -------------
Net income (loss) before income tax (credit) and minority               259,664      (90,439)       467,258      (932,862)
interest
   Foreign income tax (credit)                                           36,695       70,020         36,127        70,418
   Minority interest in consolidated subsidiary income (loss)                 0      (53,150)             0       255,890
                                                                --------------- ------------ -------------- -------------
Net income (loss)                                                       222,969      (73,569)       431,131      (606,554)
Other comprehensive income (loss)
   Foreign currency translation gain (loss)                             (10,141)      30,007        (10,109)      116,292
                                                                --------------- ------------ -------------- -------------
Comprehensive income (loss)                                     $       212,828 $    (43,562)$      421,022 $    (490,262)
                                                                =============== ============ ============== =============

Income (loss) per weighted average common share - basic         $           0.0 $      (0.01)$          0.1 $       (0.01)
                                                                =============== ============ ============== =============
Income (loss) per weighted average common share - fully diluted $           0.0 $      (0.01)$          0.1.$       (0.01)
                                                                =============== ============ ============== =============

Number of weighted average common shares outstanding-basic           90,011,692   57,595,397     87,125,330    55,454,584
                                                                =============== ============ ============== =============
Number of weighted average common shares outstanding-diluted        135,272,738   57,595,397    132,386,376    55,454,584
                                                                =============== ============ ============== =============

   The accompanying notes are an integral part of the financial statements

                           NewMarket Technology, Inc.
                Consolidated Statements of Stockholders' Equity

                                           Number of Shares     Par Value of Stock      Additional
                                         ---------------------  -------------------       Paid-In
                                           Pfd       Common       Pfd      Common         Capital
                                         -------- ------------  -------- ----------   ---------------
BEGINNING BALANCE, December 31, 2002        2,441    4,604,181  $      2 $    4,604   $     9,925,852
Issuance of common stock for services           0      111,667         0        112            12,171
Series B preferred stock dividend               0            0         0          0           723,585
Conversion of Series B pref. stock         (1,738)  23,885,332        (1)    23,885           (23,883)
Conversion of Series A pref. stock           (100)     710,218         0        710              (710)
Beneficial conver feature discount amort        0            0         0          0                 0
Conversion of debt to common stock              0   21,623,388         0     21,624         1,265,566
Issuance of Series C pref. stock            3,300            0         3          0         3,299,997
Net income                                      0            0         0          0                 0
                                         -------- ------------  -------- ----------   ---------------
BALANCE, December 31, 2003                  3,093   50,934,786         4    50,935         15,202,578
Conversion of Series B pref. stock          (503)    1,075,257       (1)     1,075            (1,074)
Conversion of debt to common stock              0   25,087,115         0    25,087          4,303,756
Issuance of common stock for services           0    2,668,845         0     2,669            796,621
Issuance of common stock for acquisition        0    2,000,000         0     2,000            977,000
Issuance of Series D pref. stock              550            0         1         0            364,999
Issuance of Series E pref. stock            2,000            0         2         0          1,999,998
Issuance of Series F pref. stock            3,000            0         3         0          2,999,997
Amortization of deferred compensation           0            0         0         0                  0
Other comprehensive income (loss)               0            0         0         0                  0
Net income                                      0            0         0         0                  0
                                         -------- ------------  -------- ---------    ---------------
BALANCE, December 30, 2004                  8,950   81,766,003         9     81,766        26,643,875
Conversion of Series C pref. stock           (866)   1,603,558        (1)     1,604            (1,603)
Conversion of Series E pref. stock           (600)   1,515,143         0      1,515            (1,515)
Conversion of debt to Series G pref stock   4,900            0         5          0         4,899,995
Issuance of Series H pref stock             1,300            0         1          0         1,299,999
Issuance of common stock for loan penalty       0      100,000         0        100            62,400
Conversion of debt to common stock              0    6,530,981         0      6,531         1,732,554
Issuance of common stock for services           0    1,900,000         0      1,900           455,975
Issuance of common stock - settle lawsuit       0      400,000         0        400           423,600
Amortization of deferred compensation           0            0         0          0                 0
Other comprehensive income (loss)               0            0         0          0                 0
Net income                                      0            0         0          0                 0
                                         -------- ------------  -------- ----------   ---------------
ENDING BALANCE, June 30, 2005
(unaudited)                                 4,734   12,049,682  $      5 $   12,050   $     8,871,405
                                         ======== ============  ======== ==========   ===============



   The accompanying notes are an integral part of the financial statements

                           NewMarket Technology, Inc.
                Consolidated Statements of Stockholders' Equity
                                  (CONTINUED)


                    Accum                                 Total
                    Comp                             Stockholders'
   Deferred        Income         Accumulated           Equity
     Comp          (Loss)           Deficit          (Deficiency)
 ------------- --------------   ----------------   -----------------


 $           0 $            0   $    (10,050,248)  $        (119,790
             0              0                  0              12,283
             0              0           (260,897)            462,688
             0              0                  0                   1
             0              0                  0                   0
             0              0                  0                   0
             0              0                  0           1,287,190
             0              0                  0           3,300,000
             0              0            195,454             195,454
 ------------- --------------   ----------------   -----------------
             0              0        (10,115,691)          5,137,825
             0              0                   0                  0
             0              0                   0          4,328,843
     (714,500)              0                   0             84,790
             0              0                   0            979,000
             0              0                   0            365,000
             0              0                   0           2,000,00
             0              0                   0          3,000,000
       607,222              0                   0            607,222
             0        261,500                   0            261,500
             0              0             574,088            574,088
 ------------- --------------   -----------------  -----------------
      (107,278)       261,500         (9,541,603)         17,338,269
             0              0                  0                   0
             0              0                  0                   0
             0              0                  0           4,900,000
             0              0                  0           1,300,000
             0              0                  0              62,500
             0              0                  0           1,739,085
      (382,062)             0                  0              75,813
             0              0                  0             424,000
       180,652              0                  0             180,652
             0         10,109                  0              10,109
             0              0            431,131             431,131
 ------------- --------------   ----------------   -----------------

 $    (201,410)$       10,109   $        431,131   $      26,461,559
 ============= ==============   ================   =================



   The accompanying notes are an integral part of the financial statements

                           NewMarket Technology, Inc.
                      Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                   (unaudited)

                                                                                       2005             2004
                                                                                ---------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $        431,131 $        (606,554)
Adjustments to reconcile net income (loss)
to cash used by operating activities:
   Stock issued to settle lawsuit                                                        424,000                 0
   Stock issued for services and amortization of deferred compensation                   256,465           166,504
   Depreciation                                                                          130,475            51,811
   Minority interest in consolidated subsidiary (income) loss                                  0          (255,890)
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                         (8,375,672)       (1,245,759)
   (Increase) decrease in inventory                                                       28,873           225,607
   (Increase) decrease in prepaid expenses and deposits                                  (35,637)           63,843
   (Increase) decrease in interest receivable                                           (145,050)                0
   Increase (decrease) in accounts payable - trade                                     8,569,990         1,728,215
   Increase (decrease) in customer deposits                                              705,658            (1,530)
   Increase (decrease) in accrued expenses                                               243,487           243,306
   Increase (decrease) in payables to affiliates                                          72,891                 0
   Increase (decrease) in income taxes payable                                            89,127            70,417
                                                                                ---------------- -----------------
Net cash provided (used) by operating activities                                       2,395,738           439,970
                                                                                ---------------- -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in unconsolidated affiliates                                              (100,000)                0
   Purchase of property and equipment                                                    (23,434)             (582)
   Notes receivable advances to third parties                                         (1,459,515)         (311,400)
   Acquisition of intangible assets                                                     (458,305)                0
   Proceeds from sale of property and equipment                                           12,118                 0
                                                                                ---------------- -----------------
Net cash used by investing activities                                                 (2,029,136)         (311,982)
                                                                                ---------------- -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances on notes payable                                                                   0           755,988
   Payments on notes payable                                                            (292,866)         (202,543)
   Payments on short term line of credit                                                (290,442)                0
   Cash purchased (disposed) in acquisitions (divestitures)                              (31,646)          795,512
                                                                                ---------------- -----------------
Net cash provided (used) in financing activities                                        (614,954)        1,348,957
                                                                                ---------------- -----------------

Effect of exchange rates on cash                                                        (224,919)          226,928
                                                                                ---------------- -----------------

Net increase (decrease) in cash and equivalents                                         (473,271)        1,703,873
                                                                                ---------------- -----------------

CASH, beginning of period                                                              2,555,907         1,632,083

CASH, end of period                                                             $      2,082,636 $       3,335,956
                                                                                ================ =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid in cash                                                        $        136,564 $          68,593
                                                                                ================ =================
Non-Cash Financing Activities:
   Common stock issued to settle debt                                           $      1,739,085 $         287,527
                                                                                ================ =================
   Common stock issued to convert preferred stock                               $          3,118 $               0
                                                                                ================ =================
   Common stock issued for acquisition of affiliate                             $              0 $         979,000
                                                                                ================ =================
   Preferred stock issued for acquisition of consolidated subsidiaries          $      1,300,000 $       5,365,000
                                                                                ================ =================
   Preferred stock issued to settle debt                                        $      4,900,000 $               0
                                                                                ================ =================
   Issuance of promissory note to acquire subsidiaries                          $              0 $       4,900,000
                                                                                ================ =================

   The accompanying notes are an integral part of the financial statements

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements
               (Information with regard to the six months
                   ended June 30, 2005 and 2004 is unaudited)

(1)  Summary of Significant Accounting Principles.
          The Company NewMarket Technology, Inc, (f/k/a IPVoice Communications, Inc.), (the "Company"), is a Nevada corporation which conducts business from its headquarters in Dallas, Texas. The Company was incorporated on February 19, 1997 as Nova Enterprises, Inc., changed its name to IPVoice Communications, Inc. in March of 1998, then to IPVoice.com, Inc. in May of 1999, back to IPVoice Communications, Inc. in January of 2001 and to NewMarket Technology, Inc., in July 2004. The Company is involved in the information technology industry., principally voice over internet, systems integration, homeland defense and medical office information technology. The following summarize the more significant accounting and reporting policies and practices of the Company:

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

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Principles (Continued).

     b) Significant acquisitions, continued. In July 2003, the Company agreed to a term sheet agreement to acquire 100% of InfoTel Technologies, Pte, Limited, a Singapore company, from the debt holders of Appiant Technologies, Inc. This acquisition was based on a $4,000,000 purchase price. The Appiant Debenture holders received 3,000 shares of Series C Convertible Preferred Stock of the Company valued at $3,000,000 and a promissory note for $1,000,000. Subsequently this was modified to $3,300,000 of preferred stock, (3,300 shares), and a $700,000 promissory note. There is a one year look-back holding that the Company's common stock underlying the conversion of the preferred stock must have a value of $3,000,000, (now $3,300,000), or the Company is required to either pay the holders the difference between $3,000,000 and the market price in cash, or sell Infotel and apply the proceeds to pay the difference. The preferred stock is convertible, 1/2 after one year and 100% after two years, at the lesser of the 20 day trailing average price per share of the common stock or $1 per share.

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

     In January 2004, the Company entered into a term sheet agreement to acquire 100% of the common stock of RKM Suministros, C.A., (RKMV), and RKM USA Corp., Inc., (RKMM). RKMV is a Venezuela corporation and is headquartered in Caracas. RKMM is a Miami based US corporation. The purchase price of RKMV is $2,000,000, to be paid in the form of shares of Series E Convertible Preferred Stock of the Company. The sales price is based on one times gross revenue. The sellers cannot convert for the first six months. At the end of six months the seller can convert up to $600,000 worth of the preferred shares and an additional $400,000 after nine months and the balance after the first anniversary. The sellers are restricted from any conversions that would represent a greater than 4.9% stake in the then issued and outstanding common stock of the Company. This agreement carries a one year look back with an adjustment in the sales price of a maximum of 30% upward, (maximum price of $2,600,000), and 20% downward, ($1,600,000

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Principles (Continued).

     b) Significant acquisitions, continued. minimum price). This look back is based on the one year revenues of RKMV and RKMM for the immediately preceding 12 months. Revenue variations resulting in exchange rate fluctuations between the US dollar and Venezuelan Bolivare are specifically excluded for these purposes. In addition, there is a second look back provision, which allows for the reversal of some to all of the transaction if the Company's common stock does not have a minimum of $20,000,000 in trading volume over the immediately preceding 12 months. If, during the first 12 months after closing, the Company experiences a change of control, the sellers conversion rights are immediately accelerated to 100%. If prior to the conversion of the Prefered stock, the Company is sold or otherwise no longer a publicly traded entity, the sellers may opt to reverse the acquisition. The purchase price of RKMM is $1. The Company is obligated to lend RKM $40,000 within 10 days, $30,000 within 60 days and $30,000 within 90 days after the closing. The Company is also obligated to lend RKM $1,000,000 in additional funds in conjunction with contracted projects which have a minimum 25% pre-tax profit margin. This acquisition was closed in April 2004.

     In February 2004, the Company entered into a purchase agreement to acquire 51% of the common stock of Medical Office Software, Inc., (MOS), a Florida corporation headquartered in Ft. Lauderdale, Florida. The purchase price is $1,000,000, payable by conversion of a $150,000 note that a major stockholder of MOS owes to VTI, a related party of the Company, $300,000 in cash and $550,000 , (550 shares), in shares of Series D Convertible Preferred Stock of the Company.

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

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Principles (Continued).

     b) Significant acquisitions, continued. In January 2005, the Company entered into a definitive agreement to acquire Gaozhi Communications of Shanghai, People's Republic of China. NewMarket formed a new then wholly owned subsidiary, NewMarket Technology China, Inc., will own 90% of Gaozhi, and in turn will be owned 51% by NewMarket, 40% by the stockholders of Gaozhi and 9% by a third party.

     In February 2005, the Company entered into a definitive agreement to sell its 51% stockholding of DCI to Defense Technology Systems, Inc., (DFTS), in exchange for two classes, (C & D), of DFTS preferred stock. Class C will be convertible into common stock representing a 51% stockholding of DFTS.

     In April  2005,  the  Company  acquired  51% of Vera  Technology  Corp.  in
     exchange  for  1,300  shares  of  Series  H  preferred  stock,   valued  at
     $1,300,000.

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

     g) Intangibles. In June 2002, goodwill in the amount of $2,756,327 was recorded in conjunction with the net asset acquisition from Vergetech. Goodwill amounting to $16,257,487 was recorded in conjunction with the acquisitions in 2003 and 2004. The Company will evaluate this asset periodically to determine any impairment of the asset.

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Principles (Continued).

     h) Revenue recognition. As a result of the multiple acquisitions in 2003 and 2004, the Company now has three distinct revenue streams: (1) Services, (approximately 58% of revenue), and computer programming services. This revenue is recognized as services are provided and billed to the customers.
     (2) Contract, (approximately 13%of revenue), which is principally an ongoing service revenue stream, such as training contracts, technical support contracts., etc. This form of revenue is recognized monthly as earned and billed. And, (3), products, (approximately 29%of revenue), which is the sale of hardware and software, generally installed. Sometimes the hardware and/or software are customized under the terms of the purchase contract. This revenue is recognized as the products are delivered and the customer accepts said products. Any portions of such contracts which may include installation, training, conversion, etc. are recognized when such services have been completed. Any ongoing support, training, etc., is separately structured and is accounted for in contract revenue and in accordance with the contracts.

     i) Concentrations of risks.
          1 ) Geographic. Aa result of the various acquisitions in 2003 and 2004, the Company now has offices, employees and customers in a variety of foreign countries. Its three foreign based subsidiaries are located in Caracas, Venezuela, Singapore and Shanghai, China. DCI/DFTS, also based in Dallas, serves customers located in Western Europe, as well as within the United States. RKM, based in Caracas, Venezuela, serving Latin America, represents approximately 10% of the Company's total revenue and 2.6% of total assets. Infotel, based in Singapore, and serving Asia, represents approximately 23% of the Company's total revenue and 31% of total assets. DCI/DFTS, a 51% owned subsidiary, based in Dallas, Texas, serves certain customers in Western Europe, represents approximately 14% of the Company's total revenue and 3% of total assets.

(2) Stockholders' Equity. The Company has authorized 100,000,000 shares of $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 93,815,685 shares of common stock issued and outstanding at June 30, 2005. The Company had 100shares of Series A preferred stock, 0 shares of Series B preferred stock, 2,434 shares of Series C preferred stock, 550 shares of Series D preferred stock, 1,400 shares of Series E preferred stock, 3,000 shares of Series F, 4,900 shares of Series G and 1,300 shares of Series H preferred stock issued and outstanding, respectively, at June 30, 2005.

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(2) Stockholders' Equity, (Continued). In 2003 The Company issued 111,667 shares of restricted common stock in exchange for services valued at $12,283. In 2003, the holders of the Series B preferred stock converted the remaining balance of 2,2483 shares into 23,885,332 shares of common stock. In 2003 the holders of $1,387,191 of convertible debt, including interest, exchanged the debt and interest for 22,333,606 shares of common stock. In October 2003, the Company issued 3,300 shares of Series C Preferred Stock to close the acquisition of Infotel.

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

     In January 2005, the Company issued 100,000 shares of common stock as a penalty for not paying a note payable on its due date. These shares were valued at $62,500, or $0.625 per share. In the first six months of 2005,

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(2) Stockholders' Equity, (Continued). the Company issued 6,530,981 shares of common stock to convert $1,716,000 of convertible debt and $23,085 of accrued interest, or $0.266 per share. In the first six months of 2005, the Company issued 1,900,000 shares of common stock for services to four parties. Three agreements are prospective for 1 year and the other was under an agreement 18 months earlier with a term of 1 year. These shares were valued at $457,875, or $0.24 per share. In March 2005, the Company issued 400,000 shares of common stock to fund the settlement of a lawsuit. These shares were valued at $424,000, or $1.06 per share. In the first six months of 2005, the Company issued 3,118,701 shares of common stock to convert 866 shares of Series C and 600 shares of Series E preferred stock. In the second quarter, the Company issued 4,900 shares of Series G preferred stock to convert $4,900,000 of long-term debt. In the second quarter, the Company issued 1,300 shares of Series H preferred stock to acquire 51% of Vera Technology Corp.

(3) Income Taxes. Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $9,110,500 which expire beginning December 31, 2117. There may be certain limitations on the Company's ability to utilize the loss carry-forwards in the event of a change of control, should that occur. The amount recorded as a deferred tax asset, cumulative as of June 30, 2005, is $3,734,000, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $3,734,000, as the Company has no long- term history of profitable operations. The significant components of the net deferred tax asset as of June 30, 2005 are:

Net operating losses               $           3,734,000
                                   ---------------------
Valuation allowance                           (3,734,000)
                                   ---------------------
Net deferred tax asset             $                   0
                                   =====================

(4)  Commitment and Contingencies.
     a) Lawsuits. In December 1999, SatLink filed a lawsuit alleging breach of contract as a result of the rescission of the acquisition in October 1999, as discussed in Note 5 above. In December 1999, the former CFO of the Company filed a lawsuit alleging breach of contract as a result of the rescission of the employment agreement in October 1999.The Company believes this suit has no merit and intends to vigorously defend it.

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements


(4)  Commitment and Contingencies, (Continued).

     a) Lawsuits, continued.
          On April 25, 2000, Michael McKim filed a lawsuit against the Company alleging breach of employment contract and fraud. The Company formerly employed Mr. McKim as Vice President of Research and Development. In addition, for a period of time, he was a member of the Company's Board of directors. As a part of his compensation, Mr. McKim was to receive 300,000 shares of common stock, followed by an additional 750,000 shares of common stock over a three-year period, subject to various limitations. In his complaint, Mr. McKim alleges that the Company failed to issue the 300,000 shares to him, thereby breaching the employment agreement. In addition, he alleges that, in failing to provide the shares to him, the Company committed fraud. The Company filed its answer on June 19, 2000 denying the allegations of the complaint. The Company also filed a counterclaim against Mr. McKim alleging that, during the course of his employment, Mr. McKim engaged in intentional misrepresentation, breach of fiduciary duty and intentional interference with business relationships. This lawsuit was settled in 2003. The Company issued 11,667 shares of restricted common stock to Mr. McKim to settle this lawsuit.

(5) Convertible debt. In 2003, the Company retired $1,387,191 of convertible debt and accrued interest. This debt was retired by issuing 22,333,606 shares of common stock. In November and December 2003, the Company borrowed $1,800,000 in four traunches from two parties, both of whom have been holders of the Company's preferred and common stock. The terms of all four traunches are the same; payment of principal two years from the date of issuance; 8% interest rate, payable quarterly in cash or common stock of the Company and a 12% discount from the face amount of the note. The combination of the amortization of the discount and stated interest rate equals a 14% rate of interest annually. The debt is convertible in whole or in part into share of the Company's common stock at the debt holders option. The conversion price is the trailing ten day average closing price of the common stock .

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

     In the first six months of 2005, the Company issued 6,530,981 shares of common stock to convert $1,716,000 of convertible debt and $23,085 of accrued interest, or $0.266 per share. In the second quarter, the Company issued 4,900 shares of Series G preferred stock to convert $4,900,000 of long-term debt.

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

     Recent developments in 2005 also include the February 28, 2005 agreement with, Defense Technology Systems, Inc. ("DFTS"), whereby DFTS will acquire NMKT's majority interest in Digital Computer Integration Corporation. A copy of the Agreement and the Certificates of Designation have been filed as an SEC Form 8K disclosure.

     In 2005 NewMarket expanded a partnership with TekVoice to include a twenty five percent interest in TekVoice Communications Inc. TekVoice will further expand the NewMarket business model into a Hispanic and Latin America. Currently, TekVoice is a Hispanic and Latin America VoIP service provider.

     In April, NewMarket acquired Vera Technology Inc. Vera is not a substantial operation today with only $500,000 in annual revenue. However, the acquisition includes a key proprietary patented technology that has been recently adopted by Microsoft for support within Microsoft's BizTalk product.

     Further recent developments in 2005 include the July acquisition of Corsa Network Technologies Inc. The Corsa acquisition is considered a key step in the development of NewMarket's Voice over Internet Protocol offering. Corsa is primarily an internet protocol systems integration firm. Corsa operations have been consolidated into NewMarket's Xiptel subsidiary.

     NewMarket has begun to consolidate and optimize its general technology service business operations to include the divestment of unnecessary redundancies. NewMarket has acquired four general technology service business operations over the last three years. Notably, the general technology service business operations acquired in the Logicorp transaction in 2004 have been closed and divested. NewMarket has exchanged its equity position in Logicorp for a minority equity position in a financial services software company named Broker Payment Services.

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

Results of Operations

Quarter Ended June 30, 2005 Compared to the Quarter Ended June 30, 2004.

     Net Sales. Net sales increased thirty seven percent (37%) from $7,610,596 for the quarter ended June 30, 2004 to $10,419,171 for the quarter ended June 30, 2005. This increase was due to organic sales growth of the previously existing core operations as well as acquisitions made over the last year, which themselves had organic sales growth as well.

     Cost of Sales. Cost of sales increased thirty-two percent (32%) from $4,987,828 for the quarter ended June 30, 2004 to $6,563,220 for the quarter ended June 30, 2005. This increase was due to acquisitions and organic growth over the last year. Our cost of sales, as a percentage of sales for the quarter ended June 30, 2004 was approximately 65.5% and 63.0% for the quarter ended June 30, 2005. Management plans to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows. Management will leverage the increased purchasing volume to improve purchasing contracts and reduce overall cost of sales. Management will also implement resource utilization strategies that can demonstrate notable savings when applied over higher volumes of production.

     Compensation Expense. Compensation expense increased one hundred and four percent (104%) from $1,111,998 for the quarter ended June 30, 2004 to $2,264,668 for the quarter ended June 30, 2005. Management is working to keep compensation in reasonable proportion to the overall Company sales and expenses. Management has significantly decreased its stock-based compensation to outside consultants, officers and related party consultants and plans to continue to limit such compensation. No performance incentive Compensation program has yet been in place since the implementation of the new business model in June 2002, but management plans to construct and implement such a plan in the future intended to support the aforementioned objective of keeping overall compensation in proportion to Company sales and expenses.

     General and Administrative Expense. General and administrative expenses for the quarter ended June 30, 2004 were $1,198,359 compared to $1,158,483 for the quarter ended June 30, 2005. Management plans to reduce the general and administrative expenses as a portion of overall sales and total expenses in 2005 through the consolidation of redundant processes in resources inherited in the recent acquisitions.

     Depreciation and amortization Expense. Depreciation and amortization expense increased thirteen percent (13%) from $55,564 for the quarter ended June 30, 2004 to $62,680 for the quarter ended June 30, 2005, as a direct result of the acquisitions made over the last year . Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

Liquidity and Capital Resources

     At June 30, 2004, the Company had cash of $3,335,956 and a working capital surplus of $1,201,103. As of June 30, 2005, the Company had cash of $2,082,636 and a working capital surplus of $1,754,227. The working capital surplus increase was due primarily to the herein described acquisitions starting with VTI in June 2002 in addition to the operations and growth from the acquired assets.

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

                          Risks Related to Our Company

     We have incurred periodic operating losses in each of the last three years.

     Although in fiscal years 2003 and 2004, we experienced a net profit of $195,454 and $574,087 respectively, during fiscal years 2002 and 2001, we experienced net losses of $1,416,382, and $2,689,747, respectively. We cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to remain profitable, our liquidity could be materially harmed.

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

     Forward-looking statements can generally be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," or "anticipates" or the negative of these terms or other comparable terminology, or by discussions of strategy, plans or intentions. Statements contained in this report that are not historical facts are forward-looking statements. Without limiting the generality of the preceding statement, all statements in this report concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are necessarily estimates reflecting our best judgment based upon current information and involve a number of risks and uncertainties. Other factors may affect the accuracy of these forward-looking statements, and our actual results may differ materially from the results anticipated in these forward-looking statements. While it is impossible to identify all relevant factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described in "Management Discussion and Analysis or Plan of Operation" as well as changes in the regulation of the IP telephony industry at either or both of the federal and state levels, competitive pressures in the IP telephony industry and our response to these factors, and general conditions in the economy and capital markets. For a more complete discussion of these and other risks, uncertainties and assumptions that may affect us, see the company's annual report on Form 10-KSB for the fiscal year ended December 31, 2003.


ITEM 3.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

     (b) Changes in internal controls. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Subsequent to the initial closing on December 16, 2004, it became evident as a result of regulatory authorities review of similar financings that the Company would not be able to register the shares of common stock underlying the Notes and the warrants. The Company attempted to restructure the financing with the Purchaser but was unsuccessful. The Company contacted the Purchaser and requested that the financing be terminated and offered to repay the initial $250,000, which has been deposited into an escrow account. In response to the inability to reach a mutually acceptable termination or restructure, the Company filed a petition in the State of Texas to have the agreement declared as terminated, Case No. 05-02233-F, File No 1872-001. As of June 2005, the parities have entered into a mutually agreeable settlement and all related petition legal proceedings have been terminated.

     We are not aware of any contemplated legal proceeding by a governmental authority in which we may be involved. We are not aware of any contemplated legal proceeding by a governmental authority in which we may be involved.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable


ITEM 5. OTHER INFORMATION

Not Applicable.


ITEM 6.  EXHIBITS

EXHIBIT  NUMBER AND DESCRIPTION
---------------------------------------------------------

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

10.2 DCI Acquisition Agreement (Filed as Exhibit 10.1 to the Company's Form 8-K filed March 3, 2005 and incorporated herein by reference.)

10.3 Asset Purchase Agreement by and between Newmarket, Xiptel, Corsa and Brown (Filed as Exhibit 10.1 to the Company's Form 8-K filed March 3, 2005 and incorporated herein by reference.)

16.1 Durland & Company, CPAs, PA letter regarding change of accountant. (Filed as Exhibit 16.1 to the Company's Form 8K filed February 28, 2005 and incorporated herein by reference.)

20.1 Correspondence from NewMarket Technology Inc. management to the shareholders addressing False and Misleading Information Posted on the Lycos Raging Bull Website. (Filed as Exhibit 20.1 to the Company's Form 8-K Filed April 25, 2005 and incorporated herein by reference.)

20.2 Correspondence from NewMarket Technology Inc. management to the shareholders addressing the details of NewMarket's 2005 business plan updates. (Filed as Exhibit 20.4 to the Company's Form 8-K Filed April 25, 2005 and incorporated herein by reference.)

31.1 * Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 * Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
--------------
* Filed Herewith

                                   SIGNATURES
                                  ------------


                                NewMarket, Inc.
                                  (Registrant)


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 15, 2005               /s/ Philip M. Verges
                                    ----------------------
                                    Philip M. Verges
                                    President, Chief Executive Officer
                                    and Principal Financial Officer