Form 10QSB
period 2005-09-30
NewMarket Technology Inc
filed 2005-11-21
CIK 1092083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB


(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]



     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [X]



                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 17, 2005, we had 104,693,495 shares of our common stock outstanding.



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X]

                                      INDEX

                                 NEWMARKET, INC.


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Consolidated balance sheets

     Consolidated statements of operations

     Consolidated statements of cash flows

     Notes to Consolidated Financial Statements

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

Consolidated Statements of Stockholders' Equity..............................F-4

Consolidated Statements of Cash Flows........................................F-6

Notes to Consolidated Financial Statements...................................F-7

                           NewMarket Technology, Inc.
                           Consolidated Balance Sheet

                                            ASSETS                               September 30, 2005  December 31, 2004
                                                                                ------------------- ------------------
CURRENT ASSETS                                                                    (unaudited)
   Cash                                                                         $         2,783,297 $        2,555,907
   Accounts receivable, net of allowance of $105,984 and $55,936                         20,062,302          4,241,243
   Inventory, at cost                                                                        85,341            260,258
   Prepaid expenses, deposits and other current assets                                      282,938            133,896
                                                                                ------------------- ------------------
          Total current assets                                                           23,213,878          7,191,304
                                                                                ------------------- ------------------
PROPERTY AND EQUIPMENT
   Computer and office equipment                                                          1,794,308          2,435,939
   Less: Accumulated depreciation                                                       (1,613,966)        (2,221,573)
                                                                                ------------------- ------------------
          Total property and equipment                                                      180,342            214,366
                                                                                ------------------- ------------------
OTHER ASSETS
   Notes receivable including interest receivable                                         2,941,098                  0
   Investment in unconsolidated affiliates/subsidiaries                                   1,012,512          1,012,512
   Deposit on investment in unconsolidated affiliates                                     1,250,000          1,250,000
   Goodwill                                                                              20,171,615         11,170,885
   Software code, net of amortization                                                     3,327,462          3,797,102
   Intangible property                                                                      385,532            304,532
                                                                                ------------------- ------------------
          Total other assets                                                             29,088,219         17,535,031
                                                                                ------------------- ------------------
Total Assets                                                                    $         52,482,43 $       24,940,701
                                                                                =================== ==================
                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable
      Trade                                                                     $         8,581,821 $        1,884,842
      Related parties                                                                         7,131            322,481
      Former related parties                                                                 32,563             33,612
   Accrued expenses
      Trade                                                                               7,409,440          1,013,692
      Income and sales tax payable                                                           70,316              4,831
   Deferred revenue                                                                         252,348            127,958
   Warranty reserve                                                                               0             63,801
   Customer deposits                                                                        957,310            607,761
   Current portion of long term debt                                                        236,771            292,616
   Short-term debt                                                                        1,013,693            640,805
                                                                                ------------------- ------------------
          Total current liabilities                                                      18,561,393          4,992,399
                                                                                ------------------- ------------------
LONG-TERM LIABILITIES
   Deferred income tax liability                                                              3,558             36,112
   Notes payable                                                                          5,392,217          2,910,458
                                                                                ------------------- ------------------
          Total long-term liabilities                                                     5,395,775          2,946,570
                                                                                ------------------- ------------------
Total Liabilities                                                                        23,957,168          7,938,969
                                                                                ------------------- ------------------
Minority interest in consolidated subsidiaries                                                    0             66,791
                                                                                ------------------- ------------------
STOCKHOLDERS' EQUITY
   Senior convertible preferred stock, $0.001 par value, authorized
     10,000,000 shares; Series A, 100; Series B, 0 and 503;
     Series C 2,334 and 3,300; Series D 550; Series E 1,400 and 2,000;
     Series F 3,000 and 0; Series G 4,900 and 0 and Series H 1,300
     and 0 issued and outstanding shares, respectively                                           14                  9
   Common stock, $0.001 par value, authorized 300,000,000 shares;
     99,938,041 and 81,766,003 issued and outstanding shares                                 99,938             81,766
   Deferred compensation                                                                   (248,669)          (107,278)
   Additional paid-in capital                                                            37,153,773         26,643,875
   Accumulated comprehensive income (loss)                                                    6,840            261,500
   Accumulated deficit                                                                   (8,486,625)        (9,944,931)
                                                                                ------------------- ------------------
          Total stockholders' equity                                                     28,525,271         16,934,941
                                                                                ------------------- ------------------
Total Liabilities and  Stockholders' Equity                                     $         52,482,43 $       24,940,701
                                                                                =================== ==================

F-2
     The accompanying notes are an integral part of the financial statements

                           NewMarket Technology, Inc.
                      Consolidated Statements of Operations
                    Three and Nine Months Ended September 30,
                                   (Unaudited)

                                                                       Three Months                    Nine Months
                                                                -----------------------------  ----------------------------
REVENUES                                                           2005             2004           2005           2004
                                                                -------------- --------------  -------------  -------------
   Services revenue                                             $   11,071,128 $    7,877,721  $  27,982,466  $  18,152,998
   Contract revenue                                                    906,070              0      2,129,195              0
    Product revenue                                                  2,234,048              0      4,705,838              0
                                                                -------------- --------------  -------------  -------------
          Total revenue                                             14,211,246      7,877,721     34,817,499     18,152,998
COST OF SALES
   Services COS                                                      6,958,645      4,153,300     16,792,768     10,972,491
   Contract COS                                                        791,272              0      1,213,076              0
    Product COS                                                      1,820,261              0      3,578,359              0
                                                                -------------- --------------  -------------  -------------
          Total cost of sales                                        9,570,178      4,153,300     21,584,203     10,972,491
                                                                -------------- --------------  -------------  -------------
          Gross Margin                                               4,641,068      3,724,421     13,233,296      7,180,507
OPERATING EXPENSES:
   Employee compensation                                             2,292,330      1,591,760      7,169,741      2,872,447
   General and administrative expenses                                 899,221      1,410,266      3,696,476      3,863,157
   Selling and marketing                                                 (449)        262,470        474,233        775,666
   Research & development                                               51,974              0         70,653              0
   Depreciation and amortization                                       112,874        150,462        445,013        435,924
                                                                -------------- --------------  -------------  -------------
          Total expenses                                             3,355,950      3,414,958     11,856,116      7,947,194
                                                                -------------- --------------  -------------  -------------
                Income (Loss) from operations                        1,285,118        309,463      1,377,180      (766,687)
                                                                -------------- --------------  -------------  -------------
OTHER INCOME (EXPENSE):
   Interest income                                                      51,582          2,617        319,607          6,530
   Interest expense                                                  (112,039)       (32,990)      (420,024)      (101,573)
   Foreign currency transaction gain (loss)                                582         14,198       (22,299)         11,522
   Bad debt expense recovery                                                 0              0        574,712              0
   Inflation effects                                                   180,033              0        148,081              0
   Lawsuit settlement                                                (197,979)              0      (722,396)              0
   Gain on debt forgiveness                                                  0              0        203,872              0
   Other income                                                         20,730          5,189         34,888         14,169
                                                                -------------- --------------  -------------  -------------
          Total other income (expense)                                (57,091)       (10,986)        116,441       (69,352)
                                                                -------------- --------------  -------------  -------------
Net income (loss) before income tax (credit) an
 minority interest                                                   1,228,027        298,477      1,493,621      (836,039)
   Foreign income tax (credit)                                           (813)          3,598         35,314         74,016
   Minority interest in consolidated subsidiary income (loss)                0        110,166              0        225,210
                                                                -------------- --------------  -------------  -------------
Net income (loss)                                                    1,228,840        412,241      1,458,307      (536,813)
Other comprehensive income (loss)
   Foreign currency translation gain (loss)                          (264,769)      (365,742)      (254,660)      (249,450)
                                                                -------------- --------------  -------------  -------------
Comprehensive income (loss)                                     $      964,071 $       46,499  $   1,203,647  $   (786,263)
                                                                ============== ==============  =============  =============

Income (loss) per weighted average common share
- basic                                                         $         0.01  $        0.01  $        0.02  $      ( 0.01)
                                                                ============== ==============  =============  =============
Income (loss) per weighted average common share
- fully diluted                                                 $         0.01  $        0.01  $        0.01  $      ( 0.01)
                                                                ============== ==============  =============  =============

Number of weighted average common shares outstanding
-basic                                                              98,078,889     57,595,397     90,949,240     55,454,584
                                                                ============== ==============  =============  =============
Number of weighted average common shares outstanding
-diluted                                                           174,522,132     57,595,397    167,392,483     55,454,584
                                                                ============== ==============  =============  =============

F-3
     The accompanying notes are an integral part of the financial statements

                           NewMarket Technology, Inc.
                 Consolidated Statements of Stockholders' Equity


                                                                     Par Value of
                                              Number of Shares           Stock
                                           ----------------------- -----------------
                                             Pfd        Common      Pfd     Common
                                           -------- -------------- -----  ----------
BEGINNING BALANCE, December 31, 2002          2,441      4,604,181 $   2  $    4,604
Issuance of common stock for services             0        111,667     0         112
Series B preferred stock dividend                 0              0     0           0
Conversion of Series B pref. stock          (1,738)     23,885,332   (1)      23,885
Conversion of Series A pref. stock            (100)        710,218     0         710
Beneficial conver feature discount amort          0              0     0           0
Conversion of debt to common stock                0     21,623,388     0      21,624
Issuance of Series C pref. stock              3,300              0     3           0
Net income                                        0              0     0           0
                                           -------- -------------- -----  ----------
BALANCE, December 31, 2003                    3,903     50,934,786     4      50,935
Conversion of Series B pref. stock            (503)      1,075,257   (1)       1,075
Conversion of debt to common stock                0     25,087,115     0      25,087
Issuance of common stock for services             0      2,668,845     0       2,669
Issuance of common stock for acquisition          0      2,000,000     0       2,000
Issuance of Series D pref. stock                550              0     1           0
Issuance of Series E pref. stock              2,000              0     2           0
Issuance of Series F pref. stock              3,000              0     3           0
Amortization of deferred compensation             0              0     0           0
Other comprehensive income (loss)                 0              0     0           0
Net income                                        0              0     0           0
                                           -------- -------------- -----  ----------
BALANCE, December 30, 2004                    8,950     81,766,003     9      81,766
Conversion of Series C pref. stock            (966)      1,826,872   (1)       1,827
Conversion of Series E pref. stock            (600)      1,515,143     0       1,515
Conversion of debt to Series G pref stock     4,900              0     5           0
Issuance of Series H pref stock               1,300              0     1           0
Issuance of common stock for loan penalty         0        100,000     0         100
Conversion of debt to common stock                0     12,078,027     0      12,078
Issuance of common stock for services             0      2,100,000     0       2,100
Issuance of common stock - settle lawsuit         0        551,996     0         552
Amortization of deferred compensation             0              0     0           0
Other comprehensive income (loss)                 0              0     0           0
Net income                                        0              0     0           0
                                           -------- -------------- -----  ----------
ENDING BALANCE, September 30, 2005
(unaudited)                                  13,584     99,938,041 $  14  $   99,938
                                           ======== ============== =====  ==========

                            [Continued on next page]

    The accompanying notes are an integral part of the financial statements

                           NewMarket Technology, Inc.
                 Consolidated Statements of Stockholders' Equity
                                  [Continued]

                                  Accum                            Total
 Additional                       Comp                         Stockholders'
   Paid-In      Deferred         Income        Accumulated        Equity
   Capital          Comp         (Loss)          Deficit       (Deficiency)
--------------- ------------- -------------  --------------- -----------------


$     9,925,852 $           0 $           0  $   (10,050,248)$        (119,790)
         12,171             0             0                0            12,283
        723,585             0             0        (260,897)           462,688
       (23,883)             0             0                0                 1
          (710)             0             0                0                 0
              0             0             0                0                 0
      1,265,566             0             0                0         1,287,190
      3,299,997             0             0                0         3,300,000
              0             0             0          195,454           195,454
--------------- ------------- -------------  --------------- -----------------
     15,202,578             0             0     (10,115,691)         5,137,826
         (1,074)            0             0                0                 0
      4,303,756             0             0                0         4,328,843
        796,621      (714,500)            0                0            84,790
        977,000             0             0                0           979,000
        364,999             0             0                0           365,000
      1,999,998             0             0                0         2,000,000
      2,999,997             0             0                0         3,000,000
              0       607,222             0                0           607,222
              0             0       261,500                0           261,500
              0             0             0          170,759           170,759
--------------- ------------- -------------  --------------- -----------------
     26,643,875      (107,278)       261,500      (9,944,932)       16,934,940
         (1,826)            0             0                0                 0
         (1,515)            0             0                0                 0
      4,899,995             0             0                0         4,900,000
      1,299,999             0             0                0         1,300,000
         62,400             0             0                0            62,500
      3,283,097             0             0                0         3,295,175
        505,875      (432,162)            0                0            75,813
        461,863             0             0                0           462,415
              0       290,771             0                0           290,771
              0             0      (254,660)               0          (254,660)
              0             0             0        1,458,307         1,458,307
--------------- ------------- -------------  --------------- -----------------

$    37,153,763 $    (248,669)$       6,840 $     (8,486,625)$      28,525,261
=============== ============= =============  =============== =================

    The accompanying notes are an integral part of the financial statements

                           NewMarket Technology, Inc.
                      Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                   (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:                                                   2005                2004
                                                                                -------------------- -------------------
Net income (loss)                                                               $          1,458,307 $          (536,813)
Adjustments to reconcile net income (loss) to cash used by operating activities:
   Stock issued to settle lawsuit                                                            462,415                   0
   Stock issued for services and amortization of deferred compensation                       366,584             358,379
   Depreciation and amortization                                                             445,013             435,924
   Inventory reserve                                                                         147,411                   0
   Bad debt expense                                                                           52,000                   0
   Minority interest in consolidated subsidiary (income) loss                                      0            (373,252)
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                            (13,850,405)            (760,075)
   (Increase) decrease in inventory                                                          112,268              15,205
   (Increase) decrease in prepaid expenses and deposits                                      (51,133)             40,289
   (Increase) decrease in interest receivable                                               (145,050)                  0
   Increase (decrease) in accounts payable - trade                                         8,767,844             184,395
   Increase (decrease) in accounts payable - related parties                                 (360,318)           (101,921)
   Increase (decrease) in customer deposits                                                  380,896              10,478
   Increase (decrease) in accrued expenses                                                 4,786,520             395,984
   Increase (decrease) in payables to affiliates                                              81,935                   0
   Increase (decrease) in income taxes payable                                                34,721              74,016
                                                                                -------------------- -------------------
Net cash provided (used) by operating activities                                           2,689,008            (257,391)
                                                                                -------------------- -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in unconsolidated affiliates                                                  (100,000)                  0
   Purchase of property and equipment                                                              0             (40,787)
   Notes receivable advances to third parties                                             (3,115,000)           (791,631)
   Acquisition of intangible assets                                                          (56,000)                  0
   Proceeds from sale of property and equipment                                               45,323                   0
                                                                                -------------------- -------------------
Net cash used by investing activities                                                    (3,225,677)           (832,418)
                                                                                -------------------- -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances on notes payable                                                               1,681,985           1,304,613
   Payments on notes payable                                                               (366,057)           (286,287)
   Payments on short term line of credit                                                   (290,442)                   0
   Cash purchased (disposed) in acquisitions (divestitures)                                 (31,646)             795,512
                                                                                -------------------- -------------------
Net cash provided (used) in financing activities                                             993,840           1,813,838
                                                                                -------------------- -------------------
Effect of exchange rates on cash                                                           (229,781)              39,629
                                                                                -------------------- -------------------
Net increase (decrease) in cash and equivalents                                              227,390             763,658
                                                                                -------------------- -------------------

CASH, beginning of period                                                                  2,555,907           1,632,083

CASH, end of period                                                             $          2,783,297 $         2,395,741
                                                                                ==================== ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid in cash                                                        $            136,564 $            68,593
                                                                                ==================== ===================
Non-Cash Financing Activities:
   Common stock issued to settle debt                                           $          3,295,175 $         2,572,853
                                                                                ==================== ===================
   Common stock issued to convert preferred stock                               $              3,341 $                 0
                                                                                ==================== ===================
   Common stock issued for acquisition of affiliate                             $                  0 $           979,000
                                                                                ==================== ===================
   Preferred stock issued for acquisition of consolidated subsidiaries          $          1,300,000 $         5,365,000
                                                                                ==================== ===================
   Preferred stock issued to settle debt                                        $          4,900,000 $                 0
                                                                                ==================== ===================
   Issuance of promissory note to acquire subsidiaries                          $                  0 $         4,900,000
                                                                                ==================== ===================

F-6
    The accompanying notes are an integral part of the financial statements

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements
                   (Information with regard to the nine months
                 ended September 30, 2005 and 2004 is unaudited)

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

     b) Significant acquisitions In June 2003, the Company entered into a term sheet agreement to acquire 51% of the common stock of IP Global Voice, Inc., (IPGV), a Delaware corporation headquartered in San Francisco, California. At the time of the agreement IPGV was a newly formed corporation. This term sheet required the Company to loan IPGV $100,000 on a Senior Secured Convertible Promissory Note, carrying an interest rate of 10% and maturing on March 30, 2004. Closing of the acquisition would occur when the Company loaned IPGV an additional $400,000 with the same terms as the initial $100,000. The Company completed the initial $100,000 on the date of signing the term sheet, a second $100,000 in August 2003, and the remaining $300,000 in September 2003, at which time the acquisition was considered closed. At closing the Company committed to invest $4,500,000 in IPGV in exchange for 6,000,000 shares of IPGV common stock; a warrant to purchase an additional 1,000,000 shares of IPGV common stock at a price of $1 per share and 2,250,000 shares of IPGV common stock in exchange for 2,250,000 shares of Series C Preferred Stock of the Company. In March 2004, the Company issued 2,000,000 shares of common stock, valued at $979,000, to acquire an additional 38% of IPGV.

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

     In August 2004, the Company entered into an agreement to acquire 51% of Logicorp Data Systems, Ltd., a Canadian company. The Company will pay $1,100,000 in cash and issue a 24 month $1,000,000 promissory note to complete this acquisition. If at the end of 12 months, Logicorp has achieved $18 million of revenue, then the 49% stakeholder of Logicorp will have the right to require NewMarket to acquire the remaining 49% of Logicorp for $1,900,000 of NewMarket common stock, which will carry piggyback registration rights. NewMarket will also be able to require such sale. Subsequent to fiscal year end, NewMarket began renegotiation this acquisition.

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

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Principles (Continued)
     b) Significant acquisitions, continued In February 2005, the Company entered into a definitive agreement to sell its 51% stockholding of DCI to Defense Technology Systems, Inc., (DFTS), in exchange for two classes, (C &
     D), of DFTS preferred stock. Class C will be convertible into common stock representing a 51% stockholding of DFTS.

     In April  2005,  the  Company  acquired  51% of Vera  Technology  Corp.  in
     exchange  for  1,300  shares  of  Series  H  preferred  stock,   valued  at
     $1,300,000.

     c) Principles of consolidation The consolidated financial statements include the accounts of NewMarket Technology, Inc. and its wholly owned and majority owned subsidiaries. All inter-company balances and transactions have been eliminated. Infotel, the Company's Singapore based subsidiary, has been on a September 30 fiscal year end since its inception. The Company elected, pursuant to ARB 51, to account for the operations of Infotel on a matching period to matching period with the parent's financials. This means that should there be a significant shift in Infotel's operations, positive or negative, it will not be reflected in the consolidated financials for an additional 90 days.

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

     g) Intangibles In June 2002, goodwill in the amount of $2,756,327 was recorded in conjunction with the net asset acquisition from Vergetech. Goodwill amounting to $17,415,288 was recorded in conjunction with the acquisitions in 2003 and 2004. The Company evaluates this asset periodically to determine any impairment of the asset.

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

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Principles (Continued)
     i) Concentrations of risks, continued
               1 ) Geographic Aa result of the various acquisitions in 2003 and 2004, the Company now has offices, employees and customers in a variety of foreign countries. Its three foreign based subsidiaries are located in Caracas, Venezuela, Singapore and Shanghai, China. DCI/DFTS, also based in Dallas, serves customers located in Western Europe, as well as within the United States. RKM, based in Caracas, Venezuela, serving Latin America, represents approximately 10% of the Company's total revenue and 2.6% of total assets. Infotel, based in Singapore, and serving Asia, represents approximately 23% of the Company's total revenue and 31% of total assets. DCI/DFTS, a 51% owned subsidiary, based in Dallas, Texas, serves certain customers in Western Europe, represents approximately 14% of the Company's total revenue and 3% of total assets.

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

     In January 2005, the Company issued 100,000 shares of common stock as a penalty for not paying a note payable on its due date. These shares were valued at $62,500, or $0.625 per share. In the first nine months of

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(2) Stockholders' Equity, continued
2005, the Company issued 12,078,027 shares of common stock to convert $3,272,090 of convertible debt and $23,085 of accrued interest, or $0.273 per share. In the first nine months of 2005, the Company issued 2,100,000 shares of common stock for services to five parties. Four agreements are prospective for 1 year and the other was under an agreement 18 months earlier with a term of 1 year. These shares were valued at $507,975, or $0.24 per share. In 2005, the Company issued 400,000 shares of common stock to fund the settlement of a lawsuit and 151,996 shares to settle two other disputes. These shares were valued at $462,415, or $0.84 per share. In 2005, the Company issued 3,342,075 shares of common stock to convert 966 shares of Series C and 600 shares of Series E preferred stock. In the second quarter, the Company issued 4,900 shares of Series G preferred stock to convert $4,900,000 of long-term debt. In the second quarter, the Company issued 1,300 shares of Series H preferred stock to acquire 51% of Vera Technology Corp.

(3) Income Taxes
     Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $8,486,600 which expire beginning December 31, 2117. There may be certain limitations on the Company's ability to utilize the loss carry-forwards in the event of a change of control, should that occur. The amount recorded as a deferred tax asset, cumulative as of September 30, 2005, is $3,394,000, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $3,394,000, as the Company has no long-term history of profitable operations. The significant components of the net deferred tax asset as of September 30, 2005 are:

Net operating losses                     $      3,394,000
                                         ----------------
Valuation allowance                            (3,394,000)
                                         ----------------
Net deferred tax asset                   $              0
                                         ================

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

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements


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

     In the first nine months of 2005, the Company issued 12,078,027 shares of common stock to convert $3,272,090 of convertible debt and $23,085 of accrued interest, or $0.273 per share. . In the second quarter, the Company issued 4,900 shares of Series G preferred stock to convert $4,900,000 of long-term debt.

(6) Software
     Infotel, the Company's wholly-owned Singapore based subsidiary, owns a software package, which Infotel acquired from its former parent, Appiant Technologies, as settlement for debt owed Infotel by Appiant of approximately $8 million. Appiant acquired the software from Cisco. Cisco acquired the software from Amtiva for a reported $100 million. The Company has impaired the value of the software to $5.2 million. In addition, the Company recorded negative goodwill of $1,158,000 as a result of the acquisition of Infotel from the creditors of Appiant. Negative goodwill is spread pro-rata against all long-lived assets of Infotel, rather than being recorded as part of goodwill. This software was the only long-lived asset of Infotel, therefore its book value is further reduced by $1,158,000, leaving a net value of $4 million. The Company believes that this software has a remaining useful life of 10 years from acquisition date, therefore, the Company is amortizing the balance at a rate of $100,000 per quarter.

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(7) Deposit on investment in unconsolidated affiliates
     The Company entered into an agreement to purchase a general technology service business, Logicorp, in the second half of 2004. The terms of the purchase agreement were never completely executed though substantially more than $1 million in cash of a total $2.1 million of an agreed purchase price was paid. Some joint operations between Logicorp and NewMarket ensued, but since the agreement was never fully executed (NewMarket did not pay the full purchase amount and no Logicorp shares were ever issued to NewMarket), the contemplated acquisition was never recorded in the NewMarket financials as an acquistion. The cash paid by the Company was otherwise recorded as an investment in an unconsolidated affiliate. Ultimately, Logicorp did not prove to be a viable or sustainable business and the operations of Logicorp have been closed or divested. The Company has entered into an agreement with the sellers to exchange the contemplated equity position in Logicorp for a minority equity position in a financial services software company named Broker Payment Services. NewMarket anticipates the terms of this agreement to be completed by the end of 2005. If the contemplated agreement to alternatively purchase an equity position in Broker Payment Services is not fully executed, NewMarket may have to record the cash partial payment made as a loss. Even if the alternative contemplated agreement is fully executed, NewMarket may still need to discount or record an impairment of the investment amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

     NewMarket operations consist of two primary business functions - a systems integration business and an incubator of emerging technologies. NewMarket refers to the combined operations as a Systems Innovation business. The systems integration business provides traditional network, software and development services as a certified reseller and support organization for brand name technology companies. At the same time, NewMarket continuously seeks to acquire undiscovered emerging technology assets to incorporate into an overall emerging technology product portfolio packaged to complement its brand name certified reseller offerings. NewMarket's emerging technology portfolio includes products for the Telecommunications, Healthcare, Homeland Security and Financial Services industries. NewMarket delivers its portfolio of products and services through its global network of Solution Integration subsidiaries in North America, Latin America, China and Singapore.

     Revenue in 2003 totaled $2.3 million with a small profit. Revenue in 2004 increased 1000% to $24.9 million with a small profit.

     In June 2005 the Securities and Exchange Commission (SEC) reviewed NewMarket's 2004 annual report SEC Form 10KSB and first quarter report for 2005 SEC Form 10QSB. The review included multiple written correspondences between the SEC and NewMarket and multiple telephone conferences. The purpose of the review by the SEC was to assist the Company with compliance and applicable disclosure requirements and to enhance the overall disclosure of the NewMarket filings. At the recommendation of the SEC, this quarterly report (10QSB for the period ended September 30, 2005) includes a number of new footnotes to the financial statement, as well as, the culmination of retroactive balance sheet and profit and lost adjustments. Primarily, the new footnotes provide additional detail regarding the integration of Infotel financials and the agreement to acquire
Logicorp. The retroactive accounting entry changes reflect a reduction in the original value placed on the software asset acquired with the purchase of Infotel and a corresponding equal increase in goodwill associated with the purchase of Infotel. Furthermore, the accounting entry changes include the amortization of the Infotel software asset beginning from the time of purchase. While this current quarterly report includes all of the new footnotes and the culmination of the retroactive accounting changes, an amended annual report (SEC Form 10KSB) will be filed with the footnote and accounting entry changes as well as amended quarterly reports (SEC Form 10QSB) for the first and second quarters of 2005. The restated financials in each report will reflect no change in revenue, but will reflect a reduction in profit resulting from the amortization of the Infotel software.

     Recent developments in 2005 include the January 15, 2005, definitive agreement to acquire Gaozhi Communications of Shanghai, China, executed by NewMarket Technology and the Shareholders of Gaozhi Communications. This acquisition is the first step in an overall strategy to extend the NewMarket business model into China. The agreement is currently under a routine review by Chinese authorities and will be released promptly in an amended SEC Form 8K disclosure once the review is complete.

     Recent developments in 2005 also include the February 28, 2005, agreement with Defense Technology Systems, Inc. ("DFTS"), whereby DFTS will acquire NMKT's majority interest in Digital Computer Integration Corporation. A copy of the Agreement and the Certificates of Designation have been filed as an SEC Form 8K disclosure.

     In 2005 NewMarket expanded a partnership with TekVoice to include a twenty five percent interest in TekVoice Communications Inc. TekVoice will further expand the NewMarket business model into a Hispanic and Latin American market and establish an independent public listing on an United States Exchange. Currently, TekVoice is a Hispanic and Latin American Voice over Internet Protocol (VoIP) service provider.

     In April, NewMarket acquired Vera Technology Inc. Vera is not a substantial operation today with only $500,000 in annual revenue. However, the acquisition includes a key proprietary patented technology that has been recently adopted by Microsoft for support within Microsoft's BizTalk product.

         Further recent developments in 2005 include the July acquisition of Corsa Network Technologies Inc. The Corsa acquisition is considered a key step in the development of NewMarket's VoIP offering. Corsa is primarily an internet protocol systems integration firm. Corsa operations have been consolidated into NewMarket's subsidiary, Xiptel.

         NewMarket has begun to consolidate and optimize its general technology service business operations to include the divestment of unnecessary redundancies.

     NewMarket entered into an agreement to purchase a general technology service business, Logicorp, in the second half of 2004. The terms of the purchase agreement were never completely executed, though substantially more than $1 million in cash of a total $2.1 million of an agreed purchase price was paid by NewMarket. Some joint operations between Logicorp and NewMarket ensued. Ultimately, Logicorp did not prove to be a viable or sustainable business and the operations of Logicorp have been closed or divested. NewMarket has alternatively entered into an agreement to exchange the contemplated equity position in Logicorp for a minority equity position in a financial services software company named Broker Payment Services. NewMarket anticipates the terms of this agreement to be completed by the end of 2005.

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

Results of Operations

     Net Sales. Quarter Ended September 30, 2005 Compared to the Quarter Ended September 30, 2004. Net sales increased eighty percent (80 %) from $7,877,721 for the quarter ended September 30, 2004 to $14,211,246 for the quarter ended September 30, 2005. This increase was due to organic sales growth of the previously existing core operations as well as acquisitions made over the last year, which themselves had organic sales growth as well.

     Cost of Sales. Cost of sales increased one hundred thirty percent (130%) from $4,153,300 for the quarter ended September 30, 2004 to $9,570,178 for the quarter ended September 30, 2005. This increase was due to acquisitions and organic growth over the last year. Our cost of sales, as a percentage of sales for the quarter ended September 30, 2004 was approximately 53% and 67% for the quarter ended September 30, 2005. Management plans to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows. Management intends to leverage the increased purchasing volume to improve purchasing contracts and reduce overall cost of sales. Management will also implement resource utilization strategies that can demonstrate notable savings when applied over higher volumes of production.

     Compensation Expense. Compensation expense increased forty four percent (44 %) from $1,591,760 for the quarter ended September 30, 2004 to $2,292,330 for the quarter ended September 30, 2005. Management is working to keep compensation in reasonable proportion to the overall Company sales and expenses. Management has significantly decreased its stock-based compensation to outside consultants, officers and related party consultants and plans to continue to limit such compensation. No performance incentive compensation program has yet been put in place since the implementation of the new business model in June 2002, but management plans to construct and implement such a plan in the future intended to support the aforementioned objective of keeping overall compensation in proportion to Company sales and expenses.

     General and Administrative Expense. General and administrative expenses for the quarter ended September 30, 2004 were $1,410,266 compared to $899,221 for the quarter ended September 30, 2005. Management plans to reduce the general and administrative expenses as a portion of overall sales and total expenses in 2005 through the consolidation of redundant processes in resources inherited in the recent acquisitions.

     Depreciation and amortization Expense. Depreciation and amortization expense decreased thirty three percent (33 %) from $150,462 for the quarter ended September 30, 2004 to $112,874 for the quarter ended September 30, 2005, as a direct result of the acquisitions made over the last year . Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

 Liquidity and Capital Resources

     At September 30, 2004, the Company had cash of $2,395,741 and a working capital surplus of $2,482,820. As of September 30, 2005, the Company had cash of $2,783,297 and a working capital surplus of $4,652,485. The working capital surplus increase was due primarily to the herein described acquisitions starting with VTI in June 2002 in addition to the operations and growth from the acquired assets.

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

     Forward-looking statements can generally be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," or "anticipates" or the negative of these terms or other comparable terminology, or by discussions of strategy, plans or intentions. Statements contained in this report that are not historical facts are forward-looking statements. Without limiting the generality of the preceding statement, all statements in this report concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are necessarily estimates reflecting our best judgment based upon current information and involve a number of risks and uncertainties. Other factors may affect the accuracy of these forward-looking statements, and our actual results may differ materially from the results anticipated in these forward-looking statements. While it is impossible to identify all relevant factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described in "Management Discussion and Analysis or Plan of Operation" as well as changes in the regulation of the IP telephony industry at either or both of the federal and state levels, competitive pressures in the IP telephony industry and our response to these factors, and general conditions in the economy and capital markets. For a more complete discussion of these and other risks, uncertainties and assumptions that may affect us, see the company's annual report on Form 10-KSB for the fiscal year ended December 31, 2004.


ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

     As of September 30, 2005, the company's management, including its Chief Executive Officer and Principal Financial Officer, have reviewed and evaluated the effectiveness of the company's disclosure controls and procedures pursuant to Rule 13a- 15(b) of the Securities Exchange Act of 1934. Based on that review and evaluation, the Chief Executive Officer and Principa Financial Officer have concluded that the company's disclosure controls and procedures are adequate and effective and that no changes are required at this time.

Changes in Internal Controls:

     In connection with the evaluation by management, including its Chief Executive Officer and Principal Financial Officer, of the company's internal control over reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ende September 30, 2005 were identified that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.



                           PART II--OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     We are presently engaged in various legal actions as indicated below. We cannot determine at this time to what exten liability or damages, if any, will be imposed against us as a result of these matters. We do not currently maintain insurance coverage that would be applicable to any damages that may be awarded against us as a result of these matters. Should any significant damage awards be rendered against us, the payment o such damages may have a material adverse effect on our operations and financial condition.

     On December 17, 1999, Satlink 3000, doing business as Independent Network Services ("INS"), filed a complaint against the Company in the Superior Court of the State of Arizona, County of Maricopa, No. CV 99-22560, alleging breach of contract, and other causes of action and seeking actual and punitive damages as a result of the rescission of our merger with INS. I July, 2003 we reached a mutually agreeable settlement of this matter with Satlink 3000.

     On December 22, 1999, Peter Stazzone, who became the Company's Secretary and Treasurer in connection with the failed merger of Satlink 3000, filed a complaint against the Company in the Superior Court of the State of Arizona, County o Maricopa, Case No. CV 99-22828, alleging various causes of action against us, including breach of an employment contract with us, breach of fiduciary duty, tortious interference and intentional and negligent misrepresentation, all in connection with our rescission of the Satlink 3000 merger. Mr. Stazzone seeks his salary, liquidated damages, award of stock and options, interes and attorneys' fees. In April of 2005 we reached a mutually agreeable settlement of this matter with Mr. Stazzone.

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

     Davis vs. New Market Technology, Inc. ,No. 02-19150-P -RTB, Adv. Pro. No. 04-1222, is an action brought by the Chapter 7 bankruptcy trustee of Barbara Will, an ex-president o the Company, alleging breach of an employment agreement. The action was brought in Phoenix, Arizona and seeks $1,195,850 plu interest. The Company has filed a motion to stay the proceedings or dismiss pursuant to an arbitration clause and fo lack of personal jurisdiction. The Company believes the claim is without merit and intends to vigorously defend the action.

     On December 16, 2004, the Company entered into a Subscription Agreement whereby Segic Company Ltd (the "Purchaser") agreed to purchase up to $3,000,000 of promissory notes (the "Notes"). The agreement included warrants to purchase the number of shares of common stock of the Company equal to $1,000,000. On December 16, 2004, the Purchaser purchased $250,000 of the Notes and was also required to purchase $250,000 of the Notes on the filing of a registration statement and $500,000 upon the registration statement going effective. The final $2,000,000 was to be purchased as required by the Company during the 12 months subsequent to the registration statement being declared effective. Subsequent to the initial closing on December 16, 2004, it became evident as a result of regulatory authorities review of similar financings that the Company would not be able to register the shares of common stock underlying the Notes and the warrants. The Company attempted to restructure the financing with the Purchaser but was unsuccessful. The Company contacted the Purchaser and requested that the financin be terminated and offered to repay the initial
$250,000, which has been deposited into an escrow account. In response to the inability to reach a mutually acceptable termination or restructure, the Company filed a petition in the State of Texas to have the agreement declared as terminated, Case No. 05-02233-F, File No 1872-001. As of June 2005, the parities have entered into a mutually agreeable settlement and all related petition legal proceedings have been terminated.

     We are not aware of any contemplated legal proceeding by a governmental authority in which we may be involved.


ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         None.


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

19.2 Correspondence from NewMarket Technology Inc. management to the shareholders addressing the details of NewMarket's 2005 business plan updates. (Filed as Exhibit 20.4 to the Company Form 8-K Filed April 25, 2005 and incorporated herein by reference.)

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

20.3 Statement   to   Security   Holders   regarding   acquisition   of   Gaozhi
     Communications of Shanghai, China. Dated August 30, 2005.

20.5 Correspondence   from   NewMarket   Technology   Inc.   management  to  the
     shareholders addressing Management Infrastructure Overview.

31.1 * Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 * Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
--------------
* Filed Herewith



                                   SIGNATURE

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NewMarket, Inc.
                                  (Registrant)

Date:   November 21, 2005               /s/ Philip M. Verges
                                    ----------------------
                                    Philip M. Verges
                                    President, Chief Executive Officer
                                    and Principal Financial Officer