Form 10KSB/A
period 2004-12-31
NewMarket Technology Inc
filed 2006-01-04
CIK 1092083

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



DOCUMENTS INCORPORATED BY REFERENCE:

Transitional Small Business Disclosure Format (Check one): Yes |_|; No |X|

                           NewMarket Technology, INC.

                          ANNUAL REPORT ON FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004



PART I   .....................................................................4
   Item 1.  Description of Business...........................................4
   Item 2.  Description of Properties........................................16
   Item 3.  Legal Proceedings................................................17
   Item 4.  Submission of Matters to a Vote of Security Holders..............18

PART II  ....................................................................19
   Item 5.  Market for Common Equity and Related Stockholder Matters.........19
   Item 6.  Management Discussion and Analysis or Plan of Operation..........20
   Item 7.  Financial Statements............................................F-1
   Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure..........................43
   Item 8A. Controls and Procedures..........................................43
   Item 8B. Other Information. .. ...........................................43


PART III ....................................................................43
   Item 9. Directors, Executive Officers, Promoters and Control Persons:
                Compliance with Section 16(a) of the Exchange Act............43
   Item 10. Executive Compensation...........................................45
   Item 11. Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters..............................46
   Item 12. Certain Relationships and Related Transactions...................47
   Item 13. Exhibits.........................................................47
   Item 14. Principal Accountant Fees and Services...........................49

PART IV  ....................................................................50
   Signatures................................................................50

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

Overview


This report has been amended. Specifically, the financial statements and the footnotes to the financial statements have been amended. The management discussion and analysis section of this report has also been amended to explain the general nature of the amendments as well as specifically updating financial statement related entries with in the management discussion and analysis.

In June 2005 the Securities and Exchange Commission (SEC) reviewed NewMarket's 2004 annual report SEC Form 10KSB and first quarter report for 2005 SEC Form 10QSB. The review included multiple written correspondences between the SEC and NewMarket and multiple telephone conferences. The purpose of the review by the SEC was to assist the Company with compliance and applicable disclosure requirements and to enhance the overall disclosure of the NewMarket filings. At the recommendation of the SEC, this report includes a number of a new footnotes to the financial statement as well as the culmination of retroactive balance sheet and profit and lost adjustments. Primarily, the new footnotes provide additional detail regarding the integration of Infotel financials and the agreement to acquire Logicorp.

The retroactive accounting entry changes reflect a reduction in the original value placed on the software asset acquired with the purchase of Infotel and a corresponding equal increase in goodwill associated with the purchase of Infotel. Furthermore, the accounting entry changes include the amortization of the Infotel software asset beginning from the time of purchase. The restated financials reflect no change in revenue, but do reflect a reduction in profit resulting from the amortization of the Infotel software.

NewMarket  entered into an agreement  to purchase a general  technology  service business,  Logicorp,  in the  second  half of 2004.  The  terms of the  purchase agreement where never completely executed though substantially more than $1 million in cash of a total $2.1 million of an agreed purchase price was paid by NewMarket. Some joint operations between Logicorp and NewMarket ensued. Ultimately, Logicorp did not prove to be a viable or sustainable business and the operations of Logicorp have been closed or divested. NewMarket has alternatively entered into an agreement to exchange the contemplated equity position in Logicorp for a minority equity position in a financial services software company named Broker Payment Services.


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


Net Income. After restating financials as explained in the narrative management and discussion overview, year end net income as of December 31, 2004 was $154,044. Originally income was stated at $574,087 for the year ended December 31, 2004, compared to the year ended December 31, 2003, net income of $195,454. The originally stated income represented an increase of two hundred and ninety four percent (294%) from 2003 to 2004. Accordingly, the originally stated income reflected a 2004 net income representing 2.3% of net sales compared to the 2003 net income which represented 8.3% of net sales. Cash income did increase in 2004 over 2003 with the net increase in profit and the decrease in the percentage of net sales due primarily to the implementation of the previously herein described new business model implemented in June 2002 and the corresponding herein described acquisitions starting with VTI in June 2002 in addition to the operations and growth from the acquired assets and the investment in operations made to effect such growth. However, the retroactive inclusion of the non-cash amortization expense of the Infotel software reduced the overall profit to the numbers currently reflected in this amended report.


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


Depreciation and amortization Expense. After restating financials as explained in the narrative management and discussion overview, depreciation and amortization expense in 2004 was $588,087. Originally, depreciation and amortization expense was reported as an increased from $9,074 for the year ended December 31, 2003 to $168,044 for the year ended December 31, 2003. The increase is due primarily to the overall increase in sales and operational expenses. The restated increase from $168,044 to $588,087 results from the retroactive amortization expense of the Infotel software. Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.


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



Reports of Independent Registered Public Accounting Firms ...................F-2

Consolidated Balance Sheet...................................................F-4

Consolidated Statements of Operations........................................F-5

Consolidated Statements of Stockholders' Equity..............................F-6

Consolidated Statements of Cash Flows........................................F-7

Notes to Consolidated Financial Statements...................................F-8

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



                                       /s/Pollard-Kelley Auditing Services, Inc.
                                     -------------------------------------------
                                          Pollard-Kelley Auditing Services, Inc.

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





Durland & Company, CPAs, P.A.
Palm Beach, Florida
March 22, 2005

                           NewMarket Technology, Inc.
                           Consolidated Balance Sheet
                                  December 31,

                                            ASSETS                                      2004              2003
                                                                                ------------------ ------------------
CURRENT ASSETS
   Cash                                                                         $        2,555,907 $        1,632,083
   Accounts receivable, net of allowance of $55,936 and $26,389                          4,241,243            257,437
   Inventory, at cost                                                                      260,258                  0
   Prepaid expenses, deposits and other current assets                                     133,886             32,394
                                                                                ------------------ ------------------
          Total current assets                                                           7,191,294          1,921,914
                                                                                ------------------ ------------------
PROPERTY AND EQUIPMENT
   Computer and office equipment                                                         2,435,939             35,388
   Less: Accumulated depreciation                                                       (2,221,573)           (32,023)
                                                                                ------------------ ------------------
          Total property and equipment                                                     214,366              3,365
                                                                                ------------------ ------------------
OTHER ASSETS
   Notes receivable                                                                              0            759,000
   Investment in unconsolidated affiliates/subsidiaries                                  2,262,512          4,000,000
   Goodwill                                                                             10,975,401          2,755,757
   Software code, net of accumulated amortization                                        3,780,387                  0
   Intangible property                                                                     304,532             65,440
                                                                                ------------------ ------------------
          Total other assets                                                            17,322,832          7,580,197
                                                                                ------------------ ------------------
Total Assets                                                                    $       24,728,492 $        9,505,476
                                                                                ================== ==================
                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable
      Trade                                                                     $        1,884,832 $           56,177
      Related parties                                                                      322,481                  0
      Former related parties                                                                33,612                  0
   Accrued expenses
      Trade                                                                              1,013,692            122,183
      Income and sales tax payable                                                           4,831                  0
   Deferred revenue                                                                        127,958                  0
   Warranty reserve                                                                         63,801                  0
   Customer deposits                                                                       607,761                  0
   Short-term debt                                                                         933,421            447,823
                                                                                ------------------ ------------------
          Total current liabilities                                                      4,992,389            626,183
                                                                                ------------------ ------------------
LONG-TERM LIABILITIES
   Deferred income tax liability                                                            36,112                  0
   Notes payable                                                                         2,910,458          3,800,000
                                                                                ------------------ ------------------
          Total long-term liabilities                                                    2,946,570          3,800,000
                                                                                ------------------ ------------------
Total Liabilities                                                                        7,938,959          4,426,183
                                                                                ------------------ ------------------
Minority interest in consolidated subsidiaries                                              66,761            100,693
                                                                                ------------------ ------------------
STOCKHOLDERS' EQUITY
   Senior convertible preferred stock, $0.001 par value, authorized
     10,000,000 shares; Series A, 100: Series B, 0 and 503: Series C
     3,300; Series D 550; Series E 2,000 and Series F 3,000 and 0 issued
     and outstanding shares                                                                      9                  4
   Common stock, $0.001 par value, authorized 300,000,000 shares;
     81,766,003 and 50,934,786 issued and outstanding shares                                81,766             50,935
   Deferred compensation                                                                  (107,278)                 0
   Additional paid-in capital                                                           26,643,875         15,202,578
   Accumulated comprehensive income (loss)                                                 261,500                  0
   Accumulated deficit                                                                 (10,157,100)       (10,311,145)
                                                                                ------------------ ------------------
          Total stockholders' equity                                                    16,722,772          4,942,372
                                                                                ------------------ ------------------
Total Liabilities and  Stockholders' Equity                                     $       24,728,492 $        9,469,248
                                                                                ================== ==================


     The accompanying notes are an integral part of the financial statements
                                       F-4

                           NewMarket Technology, Inc.
                      Consolidated Statements of Operations
                            Years Ended December 31,

                                                                                       2004                2003
                                                                                -------------------  ----------------
REVENUES
   Services revenue                                                             $        14,575,415  $      2,346,945
   Contract revenues                                                                      3,237,743                 0
   Product revenues                                                                       7,163,976                 0
                                                                                -------------------  ----------------
             Total revenues                                                              24,977,134         2,346,945
COST OF SALES
    Services COS                                                                          6,149,952         1,602,778
    Contract COS                                                                          2,114,694                 0
    Product COS                                                                           5,188,712                 0
                                                                                -------------------  ----------------
            Total Cost of sales                                                          13,453,358         1,602,778
                                                                                -------------------  ----------------
          Gross Margin                                                                   11,523,776           744,167
OPERATING EXPENSES:
   Employee compensation                                                                  5,995,152           304,713
   General and administrative expenses                                                    3,335,294           594,719
   Selling and marketing                                                                    925,680           114,584
   Research & Development                                                                    63,251                 0
   Depreciation and amortization                                                            588,087             9,074
   Bad debt expense                                                                         157,363                 0
   Warranty reserve                                                                          28,109                 0
   Inventory reserve                                                                        253,587                 0
                                                                                -------------------  ----------------
          Total expenses                                                                 11,346,523         1,023,090
                                                                                -------------------  ----------------
Income (Loss) from operations                                                               177,253          (278,923)
                                                                                -------------------  ----------------
OTHER INCOME (EXPENSE):
   Interest income                                                                          169,335               526
   Interest expense                                                                        (155,487)           (6,040)
   Foreign currency transaction gain (loss)                                                  (9,081)                0
   Inflation effects                                                                         46,331                 0
   Gain on write-off of accounts payable                                                          0           288,836
   Other income                                                                              14,188            18,000
                                                                                -------------------  ----------------
          Total other income (expense)                                                       65,286           301,322
                                                                                -------------------  ----------------
Net income before income tax (credit) and minority interest                                 242,539            22,399
   Foreign income tax (credit)                                                              (21,734)                0
   Minority interest in consolidated subsidiary income (loss)                               (66,761)          173,055
                                                                                -------------------  ----------------
Net income                                                                                  154,044           195,454
Other comprehensive income (loss)
   Foreign currency translation gain (loss)                                                 261,500                 0
                                                                                -------------------  ----------------
Comprehensive income                                                            $           415,544  $        195,454
                                                                                ===================  ================
Income per weighted average common share - basic                                $              0.01  $           0.01
                                                                                ===================  ================
Income per weighted average common share - fully diluted                        $              0.01  $           0.01
                                                                                ===================  ================
Number of weighted average common shares outstanding - basic                             64,218,004        19,514,021
                                                                                ===================  ================
Number of weighted average common shares outstanding -  fully diluted                   108,323,004        19,514,021
                                                                                ===================  ================


     The accompanying notes are an integral part of the financial statements
                                       F-5

                           NewMarket Technology, Inc.
                 Consolidated Statements of Stockholders' Equity

                                                                       Par Value of
                                              Number of Shares             Stock
                                           -----------------------   -----------------
                                             Pfd        Common        Pfd    Common
                                           -------- --------------   ----- -----------
BEGINNING BALANCE, December 31, 2002          2,441      4,604,181   $   2 $     4,604
Issuance of common stock for services             0        111,667       0         112
Series B preferred stock dividend                 0              0       0           0
Conversion of Series B pref. stock           (1,738)    23,885,332      (1)     23,885
Conversion of Series A pref. stock             (100)       710,218       0         710
Beneficial conver feature discount amort          0              0       0           0
Conversion of debt to common stock                0     21,623,388       0      21,624
Issuance of Series C pref. stock              3,300              0       3           0
Net income                                        0              0       0           0
                                           -------- --------------   ----- -----------
BALANCE, December 31, 2003                    3,903     50,934,786       4      50,935
Conversion of Series B pref. stock             (503)     1,075,257      (1)      1,075
Conversion of debt to common stock                0     25,087,115       0      25,087
Issuance of common stock for services             0      2,668,845       0       2,669
Issuance of common stock for acquisition          0      2,000,000       0       2,000
Issuance of Series D pref. stock                550              0       1           0
Issuance of Series E pref. stock              2,000              0       2           0
Issuance of Series F pref. stock              3,000              0       3           0
Amortization of deferred compensation             0              0       0           0
Other comprehensive income (loss)                 0              0       0           0
Net income                                        0              0       0           0
                                           -------- --------------   ----- -----------
ENDING BALANCE, December 30, 2004
                                              8,950     81,766,003   $   9 $    81,766
                                           ======== ==============   ===== ===========

                                     Accum                              Total
     Additional                      Comp                           Stockholders'
      Paid-In          Deferred     Income         Accumulated          Equity
      Capital          Comp         (Loss)           Deficit         (Deficiency)
   --------------   -----------  -------------   ---------------    --------------
   $    9,925,852   $         0  $           0   $   (10,050,248)   $     (315,244)
           12,171             0              0                 0            12,283
          723,585             0              0          (260,897)          462,688
          (23,883)            0              0                 0                 1
             (710)            0              0                 0                 0
                0             0              0                 0                 0
        1,265,566             0              0                 0         1,287,190
        3,299,997             0              0                 0         3,300,000
                0             0              0           195,454           195,454
   --------------   -----------  -------------   ---------------    --------------
       15,202,578             0              0       (10,311,145)        4,746,918
           (1,074)            0              0                 0                 0
        4,303,756             0              0                 0         4,328,843
          796,621      (714,500)             0                 0            84,790
          977,000             0              0                 0           979,000
          364,999             0              0                 0           365,000
   1,999,998                  0              0                 0         2,000,000
        2,999,997             0              0                 0         3,000,000
                0       607,222              0                 0           607,222
                0             0        261,501                 0           261,501
                0             0              0           154,045           154,045
   --------------   -----------  -------------   ---------------    --------------

   $   26,643,875   $  (107,278) $     261,501   $   (10,157,100)   $   16,527,319
   ==============   ===========  =============   ===============    ==============


     The accompanying notes are an integral part of the financial statements
                                       F-6

                           NewMarket Technology, Inc.
                      Consolidated Statements of Cash Flows
                            Years Ended December 31,

                                                                                         2004                2003
                                                                                -------------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $            154,044 $           195,454
Adjustments to reconcile net income to net cash used by operating activities:
    Minority interest in consolidated subsidiary income (loss)                                66,761            (173,055)
   Bad debt, warranty and inventory reserves                                                 439,059                   0
   Stock issued for services and amortization of deferred compensation                       692,012              12,283
   Depreciation and amortization                                                             588,087               4,801
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                             (2,711,737)             34,534
   (Increase) decrease in inventory                                                          181,004                   0
   (Increase) decrease in prepaid expenses and deposits                                      (40,869)            (29,850)
   Increase (decrease) in accounts payable - trade                                           217,141              10,933
   Increase (decrease) in accounts payable - related parties                                 205,591                   0
   Increase (decrease) in customer deposits                                                  548,575                   0
   Increase (decrease) in deferred revenue                                                   112,525                   0
   Increase (decrease) in accrued expenses                                                   192,384              94,707
   Increase (decrease) in payables to affiliates                                            (137,734)                  0
   Increase (decrease) in income taxes payable                                              (238,645)                  0
   Increase (decrease) in accrued  dividends payable                                               0                   0
                                                                                -------------------- -------------------
Net cash provided by operating activities                                                    268,198             149,807
                                                                                -------------------- -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Notes receivable advances to future subsidiaries                                                0            (759,000)
   Investment in unconsolidated affiliates                                                (1,283,512)
   Acquisition of intangible asset                                                          (478,185)            (10,000)
   Purchase of property and equipment                                                        (90,133)             (3,366)
                                                                                -------------------- -------------------
Net cash used by investing activities                                                     (1,851,830)           (772,366)
                                                                                -------------------- -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital leases                                                                (20,926)                  0
   Advances on notes payable                                                               2,304,613           1,800,000
   Payments on notes payable                                                                (317,630)
   Advances on short term line of credit                                                           0             408,000
   Payments on short term line of credit                                                    (286,287)                  0
   Cash purchased in acquisitions                                                            795,512                   0
                                                                                -------------------- -------------------
Net cash provided by financing activities                                                  2,475,282           2,208,000
                                                                                -------------------- -------------------
Effect of exchange rates on cash                                                              32,170                   0
                                                                                -------------------- -------------------
Net increase (decrease) in cash and equivalents                                              923,820           1,585,441
                                                                                -------------------- -------------------
CASH, beginning of period                                                                  1,632,083              46,642

CASH, end of period                                                             $          2,555,903 $         1,632,083
                                                                                ==================== ===================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid in cash                                                        $            155,487 $                40
                                                                                ==================== ===================
Non-Cash Financing Activities:
   Common stock issued to settle debt                                           $          4,328,843 $         1,265,566
                                                                                ==================== ===================
   Common stock issued for acquisition of affiliate                             $            979,000 $                 0
                                                                                ==================== ===================
   Preferred stock issued for acquisition of consolidated subsidiaries          $          5,365,000 $                 0
                                                                                ==================== ===================
   Issuance of promissory note and preferred stock to acquire subsidiaries      $          5,365,000 $         4,000,000
                                                                                ==================== ===================
   Common stock issued to pay Series B preferred stock dividend                 $                  0 $           723,585
                                                                                ==================== ===================
   Common stock issued to pay interest                                          $                  0 $            30,776
                                                                                ==================== ===================


     The accompanying notes are an integral part of the financial statements
                                       F-7

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

     In 2004, as a result of the acquisition of Infotel, (see footnote 1b) paragraph 4), the Company recorded as an asset in its consolidated balance sheet, Software Code. This asset is a permanent license for "uOne" unified messaging service system. In addition, Infotel received the underlying coding for this software. Uone was acquired by Cisco Systems from Amtiva

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Principles (Continued)

     g) Intangibles, continued. Technology in 1999. In 2001, Cisco sold the operating division which was utilizing this software to CMG Wireless Data Solutions. In April 2000, Appiant, the then sole stockholder of Infotel, purchased this license from Cisco for $10,000,000. Appiant paid $3,000,000 of this license fee and the $7,000,000 balance was later forgiven as a result of a settlement agreement between Cisco and Appiant as part of Cisco's decision to sell the operating division to CMG. Appiant had borrowed $5,000,000 from Infotel which was secured by this license and code. When Appiant defaulted on this note, Infotel forclosed on the license and code. Even though this license and code were valued at $10,000,000 based on the license fee between Appiant and Cisco, Infotel has elected to value the license and code, on its books, at the amount of the defaulted note, $5,000,000. The software license and code were incidental to the Company's purchase of Infotel, however the Company quickly saw how this software license and code could be utilized through its majority-owned subsidiary, IP Global Voice, (IPGV). The Company began utilizing this software in the IPGV services offered to its customers. The Company believes that the remaining useful life of this asset is approximately 10 years, therefore it is being amortized over this period beginning in 2004. Expenditures to modify, maintain and update the software will be expensed when incurred. The Company also evaluates at least annually, for potential impairment and its assumption of the remaining life, the recorded value of this software license and code, by means of a cash flow analysis in accordance with SFAS 142. The Company began deriving revenue in 2004, from the use of this software through its majority-owned subsidiary, IPGV. Amortization amounted to $420,043 in 2004.

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

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Principles (Continued)
     j) Investment in unconsolidated affiliates/subsidiaries, continued. At December 31, 2004, the Company had the same situation with its acquisition of 51% of Logicorp Systems, Ltd., (see footnote 1b) paragraph 9). Logicorp's fiscal year end is August, and the company closed this acquisition at the end of August 2004. In addition, this acquisition is staged as to payments for the total of 51%, which had not all been paid at December 31, 2004. In addition, some portion of this ownership interest may be temporary in nature, (SFAS 94, paragraph 13). The balance of the Company's investment in affiliates at December 31, 2004, is composed of payments toward the purchase of 20% equity positions in Red Moon and Sensitron and a purchase of a 25% equity position of TekVoice. The purchase of these three equity positionshad not been paid in full at December 31, 2004, nor do they represent a controlling holding in these companies.

     The Company accounts for its investment in affiliates, defined as those whereby the Company owns less than 51% of the issued and outstanding common stock of the affiliate and the Company does not exercise control over the operations of the affiliate, by the equity method of accounting. At December 31, 2004, the Company did not record any income or loss , nor adjust its investment account, by the net income or loss of the affiliates, as the actual equity percentage paid for was the investments was less than 10%, with a concurrent de minimus net income/loss related thereto.

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

(3) Income Taxes. Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $10,157,000 which expire beginning December 31, 2117. There may be certain limitations on the Company's ability to utilize the loss carry-forwards in the event of a change of control, should that occur. In addition, the Company amortizes goodwill for income tax purposes, but not for reporting purposes. The amount recorded as a deferred tax asset, cumulative as of December 31, 2004, is $4,325,000, which represents the amount of tax benefits of the loss carry-forwards and goodwill amortization. The Company has established a valuation allowance for this deferred tax asset of $4,325,000, as the Company has no long-term history of profitable operations. The significant components of the net

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(3)  Income Taxes, (Continued). deferred tax asset as of December 31, 2004 are:


Net operating losses                     $               4,063,000
Goodwill amortization                                      262,000
                                         -------------------------
Valuation allowance                                     (4,325,000)
                                         -------------------------
Net deferred tax asset                   $                       0
                                         =========================

     The Company utilized approximately $23,000 of its deferred tax asset for the year ended December 31, 2004, and $40,000 for the year ended December 31, 2003.

     Infotel had a current income tax credit in Singapore of $21,700 for their year ended September 30, 2004, and a long-term deferred income tax liability in Singapore of $36,000.

(4)  Commitment and Contingencies.
     a) Lawsuits In December 1999, SatLink filed a lawsuit alleging breach of contract as a result of the rescission of the acquisition in October 1999, as discussed in Note 5 above. In December 1999, the former CFO of the Company filed a lawsuit alleging breach of contract as a result of the rescission of the employment agreement in October 1999.The Company believes this suit has no merit and intends to vigorously defend it.

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

     In 2004, the Company retired $4,328,843 of convertible debt by issuing 25,087,115 shares of restricted

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(5) Convertible debt, continued. common stock. At December 31, 2004, the Company has $3,844,000, carrying an 8% interest rate, of debt that is convertible into approximately 40 million restricted common shares at the election of the debt-holder, a related party.

(6)  Earnings per share Following is the disclosure required by SFAS 128.

For the year ended December 31, 2004
                                           Income        Shares       Per-Share
                                        (Numerator)  (Denominator)    Amount
                                        -----------  -------------  ----------
Basic EPS:
Income available to common
   stockholders                            $154,044     64,218,004       $0.01
Effect of Dilutive Securities:
Convertible preferred stock                       0      4,105,000
Convertible debt                                  0     40,000,000
                                        -----------  -------------
Diluted EPS:
Income available to common
   stockholders + assumed conversions      $154,044    108,323,004       $0.01
                                        ===========  =============  ==========

For the year ended December 31, 2003
                                           Income        Shares      Per-Share
                                        (Numerator)  (Denominator)   Amount
                                        -----------  -------------  ---------
Basic EPS:
Income available to common
    stockholders                           $195,454     19,514,021      $0.01
Effect of Dilutive Securities:
Convertible preferred stock                       0              0
Convertible debt                                  0              0
                                        -----------  -------------
Diluted EPS:
Income available to common
   stockholders + assumed conversions      $195,454     19,514,021      $0.01
                                        ===========  =============  =========

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




Date:   January 3, 2006


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


     Signature               Title                          Date

/s/Philip M. Verges
---------------------     Chairman of the Board, Chief      January 3, 2006
   Philip M. Verges       Executive Officer, Primary
                          Financial Officer


/s/Michael Tinsley
---------------------     Director                          January 3, 2006
   Michael Tinsley