Form 10QSB/A
period 2005-03-31
NewMarket Technology Inc
filed 2006-01-05
CIK 1092083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB/A


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

Consolidated Statements of Operations........................................F-3

Consolidated Statements of Stockholders' Equity..............................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                           NewMarket Technology, Inc.
                           Consolidated Balance Sheet

                                                                                    March 31, 2005        December 31, 2004
                                                                                ---------------------- ------------------------
                                                                                     (unaudited)
                                            ASSETS
CURRENT ASSETS
   Cash                                                                         $            2,949,760 $              2,555,907
   Accounts receivable, net of allowance of $107,935 and $55,936                            10,504,993                4,241,243
   Inventory, at cost                                                                          308,878                  260,258
   Prepaid expenses, deposits and other current assets                                         295,843                  133,886
                                                                                ---------------------- ------------------------
          Total current assets                                                              14,059,474                7,191,294
                                                                                ---------------------- ------------------------
PROPERTY AND EQUIPMENT
   Computer and office equipment                                                             5,423,526                2,435,939
   Less: Accumulated depreciation                                                           (5,026,490)              (2,221,573)
                                                                                ---------------------- ------------------------
          Total property and equipment                                                         397,036                  214,366
                                                                                ---------------------- ------------------------
OTHER ASSETS
   Notes receivable                                                                            895,345                        0
   Investment in unconsolidated affiliates/subsidiaries                                      1,012,512                2,262,512
   Goodwill                                                                                 21,104,122               10,975,401
   Software code, net of accumulated amortization                                            3,675,376                3,780,387
   Intangible property                                                                         360,533                  304,532
                                                                                ---------------------- ------------------------
          Total other assets                                                                27,047,888               17,322,832
                                                                                ---------------------- ------------------------
Total Assets                                                                    $           41,504,398 $             24,728,492
                                                                                ====================== ========================
                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable
      Trade                                                                     $            9,726,734 $              1,884,832
      Related parties                                                                            7,360                  322,481
      Former related parties                                                                    33,612                   33,612
   Accrued expenses
      Trade                                                                                  1,227,316                1,013,692
      Income and sales tax payable                                                              58,864                    4,831
   Deferred revenue                                                                          1,557,827                  127,958
   Warranty reserve                                                                                  0                   63,801
   Customer deposits                                                                            12,506                  607,761
   Short-term debt                                                                           4,289,271                  933,421
                                                                                ---------------------- ------------------------
          Total current liabilities                                                         16,913,490                4,992,389
                                                                                ---------------------- ------------------------
LONG-TERM LIABILITIES
   Deferred income tax liability                                                                 3,672                   36,112
   Notes payable                                                                             6,857,730                2,910,458
                                                                                ---------------------- ------------------------
          Total long-term liabilities                                                        6,861,402                2,946,570
                                                                                ---------------------- ------------------------
Total Liabilities                                                                           23,774,892                7,938,959
                                                                                ---------------------- ------------------------
Minority interest in consolidated subsidiaries                                                       0                   66,791
                                                                                ---------------------- ------------------------
STOCKHOLDERS' EQUITY
   Senior convertible preferred stock, $0.001 par value,
     authorized 10,000,000 shares; Series A, 100: Series B,
     0 and 503: Series C 1,650 and 3,300; Series D 550;
     Series E 2,000 and Series F 3,000 and 0 issued  and
     outstanding shares, respectively                                                                8                        9
   Common stock, $0.001 par value, authorized 300,000,000 shares;
     84,400,194 and 81,766,003 issued and outstanding shares                                    84,400                   81,766
   Deferred compensation                                                                      (159,424)                (107,278)
   Additional paid-in capital                                                               27,598,077               26,643,875
   Accumulated comprehensive income (loss)                                                     261,532                  261,500
   Accumulated deficit                                                                     (10,055,087)             (10,157,100)
                                                                                ---------------------- ------------------------
          Total stockholders' equity                                                        17,729,506               16,722,772
                                                                                ---------------------- ------------------------
Total Liabilities and  Stockholders' Equity                                     $           41,504,398 $             24,728,522
                                                                                ====================== ========================

     The accompanying notes are an integral part of the financial statements

                           NewMarket Technology, Inc.
                      Consolidated Statements of Operations
                          Three Months Ended March 31,
                                   (unaudited)

                                                                                       2005                2004
                                                                                -------------------  ----------------
REVENUES
   Services revenue                                                             $         8,712,899  $      2,664,671
   Contract revenues                                                                        435,662                 0
   Product revenues                                                                       1,038,521                 0
                                                                                -------------------  ----------------
             Total revenues                                                              10,187,082         2,664,671
COST OF SALES
    Services COS                                                                          4,545,970         1,831,363
    Contract COS                                                                             75,890                 0
    Product COS                                                                             828,945                 0
                                                                                -------------------  ----------------
            Total Cost of sales                                                           5,450,805         1,831,363
                                                                                -------------------  ----------------
          Gross Margin                                                                    4,736,277           833,308
OPERATING EXPENSES:
   Employee compensation                                                                  2,612,743           282,861
   General and administrative expenses                                                    1,638,772         1,140,360
   Selling and marketing                                                                    343,005           210,926
   Research & Development                                                                    11,360                 0
   Depreciation and amortization                                                            172,806           127,967
                                                                                -------------------  ----------------
          Total expenses                                                                  4,778,686         1,762,114
                                                                                -------------------  ----------------
Income (Loss) from operations                                                               (42,409)         (928,806)
                                                                                -------------------  ----------------
OTHER INCOME (EXPENSE):
   Interest income                                                                           63,083             1,457
   Interest expense                                                                        (222,149)          (26,792)
   Foreign currency transaction gain (loss)                                                 (13,898)            3,005
   Bad debt expense recovery                                                                574,712                 0
   Inflation effects                                                                        144,032                 0
   Lawsuit settlement                                                                      (424,000)                0
   Other income                                                                              23,210             8,980
                                                                                -------------------  ----------------
          Total other income (expense)                                                      144,990           (13,350)
                                                                                -------------------  ----------------
Net income (loss) before income tax (credit) and minority interest                          102,581          (942,156)
   Foreign income tax (credit)                                                                 (568)              398
   Minority interest in consolidated subsidiary income (loss)                                     0           309,040
                                                                                -------------------  ----------------
Net income (loss)                                                                           102,013          (632,718)
Other comprehensive income (loss)
   Foreign currency translation gain (loss)                                                      32          (146,299)
                                                                                -------------------  ----------------
Comprehensive income (loss)                                                     $           102,045  $       (779,017)
                                                                                ===================  ================
Income(loss) per weighted average common share - basic                          $              0.01  $          (0.01)
                                                                                ===================  ================
Income(loss) per weighted average common share - fully diluted                  $              0.01  $          (0.01)
                                                                                ===================  ================
Number of weighted average common shares outstanding - basic                             83,017,693        54,854,584
                                                                                ===================  ================
Number of weighted average common shares outstanding -  fully diluted                   126,047,081        54,854,584
                                                                                ===================  ================


     The accompanying notes are an integral part of the financial statements

                           NewMarket Technology, Inc.
                 Consolidated Statements of Stockholders' Equity


                                                                       Par Value of
                                              Number of Shares             Stock
                                           -----------------------   -----------------
                                             Pfd        Common        Pfd    Common
                                           -------- --------------   ----- -----------
BEGINNING BALANCE, December 31, 2003          3,903     50,934,786   $   4 $    50,935
Conversion of Series B pref. stock             (503)     1,075,257      (1)      1,075
Conversion of debt to common stock                0     25,087,115       0      25,087
Issuance of common stock for services             0      2,668,845       0       2,669
Issuance of common stock for acquisition          0      2,000,000       0       2,000
Issuance of Series D pref. stock                550              0       1           0
Issuance of Series E pref. stock              2,000              0       2           0
Issuance of Series F pref. stock              3,000              0       3           0
Amortization of deferred compensation             0              0       0           0
Other comprehensive income (loss)                 0              0       0           0
Net income                                        0              0       0           0
                                           -------- --------------   ----- -----------
BALANCE, December 30, 2004                    8,950     81,766,003       9      81,766
Conversion of Series C pref. stock           (1,650)     1,075,612      (1)      1,076
Issuance of common stock for loan penalty         0        100,000       0         100
Conversion of debt to common stock                0        408,579       0         409
Issuance of common stock for services             0        650,000       0         650
Issuance of common stock - settle lawsuit         0        400,000       0         400
Amortization of deferred compensation             0              0       0           0
Other comprehensive income (loss)                 0              0       0           0
Net income                                        0              0       0           0
                                           -------- --------------   ----- -----------
ENDING BALANCE, March 31, 2005
(unaudited)                                   7,300     84,400,194   $   8 $    84,400
                                           ======== ==============   ===== ===========


                                        Accum                                Total
      Additional                         Comp                            Stockholders'
       Paid-In             Deferred     Income        Accumulated           Equity
       Capital            Comp          (Loss)          Deficit          (Deficiency)
   ----------------   -------------  ------------   ----------------   -----------------
   $     15,202,578   $           0  $          0   $    (10,311,145)  $       4,942,372
             (1,074)              0             0                  0                   0
          4,303,756               0             0                  0           4,328,843
            796,621        (714,500)            0                  0              84,790
            977,000               0             0                  0             979,000
            364,999               0             0                  0             365,000
          1,999,998               0             0                  0           2,000,000
          2,999,997               0             0                  0           3,000,000
                  0         607,222             0                  0             607,222
                  0               0       261,501                  0             261,501
                  0               0             0            154,045             154,045
   ----------------   -------------  ------------   ----------------   -----------------
         26,643,875        (107,278)      261,501        (10,157,100)            415,546
             (1,075)              0             0                  0                   0
             62,400               0             0                  0              62,500
            302,675               0             0                  0             303,084
            166,600         (91,437)            0                  0              75,813
            423,600               0             0                  0             424,000
                  0          39,291             0                  0              39,291
                  0               0            32                  0                  32
                  0               0             0            102,013             102,013
   ----------------   -------------  ------------   ----------------   -----------------

   $     27,598,075   $    (159,424) $    261,533   $    (10,055,087)  $       1,422,279
   ================   =============  ============   ================   =================


     The accompanying notes are an integral part of the financial statements

                           NewMarket Technology, Inc.
                      Consolidated Statements of Cash Flows
                          Three Months Ended March 31,
                                   (unaudited)

                                                                                         2005                2004
                                                                                 -------------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                $            102,013 $          (632,718)
Adjustments to reconcile net income (loss) to cash used by operating activities:
   Stock issued to settle lawsuit                                                             424,000                   0
   Stock issued for services and amortization of deferred compensation                        115,104              52,332
   Depreciation and amortization                                                              172,806             127,967
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                              (2,998,823)            (79,423)
   (Increase) decrease in inventory                                                            62,238                   0
   (Increase) decrease in prepaid expenses and deposits                                        (9,540)            (12,555)
   Increase (decrease) in accounts payable - trade                                          3,755,928              (6,134)
   Increase (decrease) in accounts payable - related parties                                 (315,121)                149
   Increase (decrease) in customer deposits                                                  (587,022)                  0
   Increase (decrease) in deferred revenue                                                     (1,530)                  0
   Increase (decrease) in accrued expenses                                                    135,105             100,719
   Increase (decrease) in payables to affiliates                                             (297,991)                  0
   Increase (decrease) in income taxes payable                                                 21,291                   0
                                                                                 -------------------- -------------------
Net cash provided (used) by operating activities                                              578,458            (449,663)
                                                                                 -------------------- -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Notes receivable advances to future subsidiaries                                                 0            (890,016)
   Purchase of property and equipment                                                            (435)            (13,112)
   Notes receivable advances to third parties                                                (212,041)           (100,000)
   Acquisition of intangible assets                                                           (56,000)                  0
   Proceeds from sale of property and equipment                                                12,118                   0
                                                                                 -------------------- -------------------
Net cash used by investing activities                                                        (256,358)         (1,003,128)
                                                                                 -------------------- -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances on notes payable                                                                 (250,000)            672,244
   Payments on notes payable                                                                  (23,921)           (100,000)
   Advances on short term line of credit                                                      290,442                   0
   Payments on short term line of credit                                                     (286,287)                  0
   Cash purchased in acquisitions                                                             341,519             643,443
                                                                                 -------------------- -------------------
Net cash provided by financing activities                                                      71,753           1,215,687
                                                                                 -------------------- -------------------

Effect of exchange rates on cash                                                                    0                   0
                                                                                 -------------------- -------------------

Net increase (decrease) in cash and equivalents                                               393,853            (237,104)
                                                                                 -------------------- -------------------

CASH, beginning of period                                                                   2,555,907           1,632,083

CASH, end of period                                                              $          2,949,760 $         1,394,979
                                                                                 ==================== ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid in cash                                                         $            136,564 $            26,792
                                                                                 ==================== ===================

Non-Cash Financing Activities:
   Common stock issued to settle debt                                            $            280,000 $           287,527
                                                                                 ==================== ===================
   Common stock issued to convert preferred stock                                $              1,076 $                 0
                                                                                 ==================== ===================
   Common stock issued for acquisition of affiliate                              $                  0 $           979,000
                                                                                 ==================== ===================
   Preferred stock issued for acquisition of consolidated subsidiaries           $                  0 $           365,000
                                                                                 ==================== ===================
   Issuance of promissory note to acquire subsidiaries                           $                  0 $         4,900,000
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

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Principles (Continued)
     g) Intangibles. In June 2002, goodwill in the amount of $2,756,327 was recorded in conjunction with the net asset acquisition from Vergetech. Goodwill amounting to $18,347,795 was recorded in conjunction with the acquisitions in 2003 and 2004. The Company will evaluate this asset periodically to determine any impairment of the asset.

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

     i) Concentrations of risks.
          1 ) Geographic. Aa result of the various acquisitions in 2003 and 2004, the Company now has offices, employees and customers in a variety of foreign countries. Its two foreign based subsidiariesre located in and Singapore serving Asia. DCI, also based in Dallas, serves customers located in Western Europe, as well as within the United States. RKM, based in Caracas, Venezuela, and serving Latin America, represents approximately 10% of the Company's total revenue and 2.6% of total assets. Infotel, based in Singapore, and serving Asia, represents approximately 23% of the Company's total revenue and 31% of total assets. DCI, a 51% owned subsidiary, based in Dallas, Texas, serves certain customers in Western Europe, represents approximately 14% of the Company's total revenue and 3% of total assets.

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

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(2)  Stockholders' Equity, continued.
     The Company issued 2,668,845 shares of restricted common stock pursuant to consulting contracts with four individuals. These shares were valued at $799,190, or $0.30 per share. Most of these contracts are prospective for a period of one year, therefore the Company is amortizing their expense over the life of the contracts. The Company issued 2,000,000 shares of restricted common stock to acquire an additional 38% of IP Global Voice. These shares were valued at $979,000, or $0.4895 per share. The Company issued 550 shares of restricted preferred stock, Series D, to acquire 51% of the common stock of Medical Office Software, Inc. These shares were valued at $365,000. The Company issued 2,000 shares of restricted preferred stock, Series E, to acquire 100% of the common stock of RKM Suministros, S.A. These shares were valued at $2,000,000. The Company issued 3,000 shares of restricted preferred stock, Series F, to acquire 100% of the common stock of Netsco, Inc. These shares were valued at $3,000,000.

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

(3) Income Taxes Deferred. income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $10,055,100 which expire beginning December 31, 2117. There may be certain limitations on the Company's ability to utilize the loss carry-forwards in the event of a change of control, should that occur. The amount recorded as a deferred tax asset, cumulative as of March 31, 2005, is $4,022,000, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $4,022,000, as the Company has no long- term history of profitable operations. The significant components of the net deferred tax asset as of March 31, 2005 are:


Net operating losses                     $               4,022,000
                                         -------------------------
Valuation allowance                                     (4,022,000)
                                         -------------------------
Net deferred tax asset                   $                       0
                                         =========================

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview


This report has been amended. Specifically, the financial statements and the footnotes to the financial statements have been amended. The management discussion and analysis section of this report has also been amended to explain the general nature of the amendments as well as specifically updating financial statements related entries with in the management discussion and analysis.

In June 2005 the Securities and Exchange Commission (SEC) reviewed NewMarket's 2004 annual report SEC Form 10KSB and first quarter report for 2005 SEC Form 10QSB. The review included multiple written correspondences between the SEC and NewMarket and multiple telephone conferences. The purpose of the review by the SEC was to assist the Company with compliance and applicable disclosure requirements and to enhance the overall disclosure of the NewMarket filings. At the recommendation of the SEC, this report includes a number of a new footnotes to the financial statements as well as the culmination of retroactive balance sheet and profit and lost adjustments. Primarily, the new footnotes provide additional detail regarding the integration of Infotel financials and the agreement to acquire Logicorp.

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


Depreciation and Amortization Expense. After restating financials as explained in the narrative management and discussion overview, depreciation and amortization expense was $172,806 for the quarter ended March 31, 2004. Originally, depreciation and amortization expense was reported as increased $39,561 or 240% from $28,200 for the quarter ended March 31, 2004 to $67,795 for the quarter ended March 31, 2005, as a direct result of the acquisitions made over the last year . The restated increase to $172,806 results from the retroactive amortization expense of the Infotel software. Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.


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

31.1 * Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 * Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
--------------
* Filed Herewith

(b) Reports on Form 8-K

         See Exhibits



In accordance with Section 13 or Section 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           NewMarket Technology, Inc.
                                  (Registrant)



Date:   January 3, 2006               /s/ Philip M. Verges
                                    ----------------------
                                    Philip M. Verges
                                    President, Chief Executive Officer
                                    and Principal Financial Officer