Form 10QSB/A
period 2005-06-30
NewMarket Technology Inc
filed 2006-01-05
CIK 1092083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB/A


(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005.

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

Consolidated Statements of Stockholders' Equity..............................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                           NewMarket Technology, Inc.
                           Consolidated Balance Sheet

                                                                                    June 30, 2005        December 31, 2004
                                                                                ---------------------- ----------------------
                                                                                     (unaudited)
                                ASSETS
CURRENT ASSETS
   Cash                                                                         $            2,082,636 $            2,555,907
   Accounts receivable, net of allowance of $108,014 and $55,936                            11,723,091              4,241,243
   Inventory, at cost                                                                           24,547                260,258
   Prepaid expenses, deposits and other current assets                                         146,875                133,896
                                                                                ---------------------- ----------------------
          Total current assets                                                              13,977,149              7,191,304
                                                                                ---------------------- ----------------------
PROPERTY AND EQUIPMENT
   Computer and office equipment                                                             1,675,264              2,435,939
   Less: Accumulated depreciation                                                           (1,505,388)            (2,221,573)
                                                                                ---------------------- ----------------------
          Total property and equipment                                                         169,876                214,366
                                                                                ---------------------- ----------------------
OTHER ASSETS
   Notes receivable including interest receivable                                            2,782,362                      0
   Investment in unconsolidated affiliates/subsidiaries                                      2,362,512              2,262,512
   Goodwill                                                                                 20,171,615             10,975,401
   Software code, net of accumulated amortization                                            3,592,621              3,780,387
   Intangible property                                                                         762,837                304,532
                                                                                ---------------------- ----------------------
          Total other assets                                                                29,671,947             17,322,832
                                                                                ---------------------- ----------------------
Total Assets                                                                    $           43,818,972 $           24,728,502
                                                                                ====================== ======================
                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable
      Trade                                                                     $            8,772,469 $            1,884,832
      Related parties                                                                            7,396                322,481
      Former related parties                                                                    33,776                 33,612
   Accrued expenses
      Trade                                                                                    900,104              1,013,692
      Income and sales tax payable                                                              95,177                  4,831
   Deferred revenue                                                                            252,348                127,958
   Warranty reserve                                                                                  0                 63,801
   Customer deposits                                                                         1,308,400                607,761
   Current portion of long term debt                                                           248,446                292,616
   Short-term debt                                                                             800,260                640,805
                                                                                ---------------------- ----------------------
          Total current liabilities                                                         12,418,376              4,992,389
                                                                                ---------------------- ----------------------
LONG-TERM LIABILITIES
   Deferred income tax liability                                                                 3,690                 36,112
   Notes payable                                                                             5,764,793              2,910,458
                                                                                ---------------------- ----------------------
          Total long-term liabilities                                                        5,768,483              2,946,570
                                                                                ---------------------- ----------------------
Total Liabilities                                                                           18,186,859              7,938,959
                                                                                ---------------------- ----------------------
Minority interest in consolidated subsidiaries                                                       0                 66,791
                                                                                ---------------------- ----------------------
STOCKHOLDERS' EQUITY
   Senior convertible preferred stock, $0.001 par value, authorized 10,000,000 shares; Series A, 100; Series B, 0 and 503; Series C 2,434 and 3,300;
     Series D 550; Series E 1,400 and 2,000; Series F 3,000 and 0; Series G
     4,900 and 0 and Series H 1,300
     and 0 issued and outstanding shares, respectively                                              14                      9
   Common stock, $0.001 par value, authorized 300,000,000 shares; 93,815,685
     and 81,766,003 issued and outstanding shares                                               93,816                 81,766
   Deferred compensation                                                                      (308,688)              (107,278)
   Additional paid-in capital                                                               35,515,280             26,643,875
   Accumulated comprehensive income (loss)                                                     271,609                261,500
   Accumulated deficit                                                                      (9,939,918)           (10,157,100)
                                                                                ---------------------- ----------------------
          Total stockholders' equity                                                        25,632,113             16,722,772
                                                                                ---------------------- ----------------------
Total Liabilities and  Stockholders' Equity                                     $           43,818,972 $           24,728,522
                                                                                ====================== ======================


     The accompanying notes are an integral part of the financial statements

                           NewMarket Technology, Inc.
                      Consolidated Statements of Operations
                       Three and Six Months Ended June 30,
                                   (Unaudited)

                                                                         Three Months Ended               Six Months Ended
                                                                              June 30,                        June 30,
                                                                    -----------------------------  ------------------------------
                                                                        2005            2004           2005            2004
                                                                    --------------- -------------  -------------- ---------------
REVENUES
   Services revenue                                                 $     8,198,439 $   7,610,596  $   16,911,338  $   10,275,267
   Contract revenue                                                         787,463             0       1,223,125               0
    Product revenue                                                       1,433,269             0       2,471,790               0
                                                                    --------------- -------------  --------------  --------------
          Total revenue                                                  10,419,171     7,610,596      20,606,253      10,275,267
COST OF SALES
   Services COS                                                           5,288,153     4,987,828       9,834,123       6,819,191
   Contract COS                                                             345,914             0         421,804               0
    Product COS                                                             929,153             0       1,758,098               0
                                                                    --------------- -------------  --------------  --------------
          Total cost of sales                                             6,563,220     4,987,828      12,014,025       6,819,191
                                                                    --------------- -------------  --------------  --------------
          Gross Margin                                                    3,855,951     2,622,768       8,592,228       3,456,076
OPERATING EXPENSES:
   Employee compensation                                                  2,264,668     1,111,998       4,877,411       1,447,191
   General and administrative expenses                                    1,158,483     1,198,359       2,797,255       2,286,387
   Selling and marketing                                                    131,677       302,270         474,682         513,196
   Research & development                                                     7,319             0          18,679               0
   Depreciation and amortization                                            171,618       158,654         344,424         286,621
                                                                    --------------- -------------  --------------  --------------
          Total expenses                                                  3,733,765     2,771,281       8,512,451       4,533,395
                                                                    --------------- -------------  --------------  --------------
                Income (Loss) from operations                               122,186      (148,513)         79,777      (1,077,319)
                                                                    --------------- -------------  --------------  --------------
OTHER INCOME (EXPENSE):
   Interest income                                                          204,942         2,456         268,025           3,913
   Interest expense                                                         (85,836)      (41,791)       (307,985)        (68,583)
   Foreign currency transaction gain (loss)                                  (8,983)       (5,681)        (22,881)         (2,676)
   Bad debt expense recovery                                                      0             0         574,712               0
   Inflation effects                                                       (175,986)            0         (31,952)              0
   Lawsuit settlement                                                      (100,417)            0        (524,417)              0
   Gain on debt forgiveness                                                 203,872             0         203,872               0
   Other income                                                              (9,052)            0          14,158           8,980
                                                                    --------------- -------------  --------------  --------------
          Total other income (expense)                                       28,540       (45,016)        173,532         (58,366)
                                                                    --------------- -------------  --------------  --------------
Net income (loss) before income tax (credit) and minority interest          150,726      (193,529)        253,309      (1,135,685)
   Foreign income tax (credit)                                               36,695        70,020          36,127          70,418
   Minority interest in consolidated subsidiary income (loss)                     0       (53,150)              0         255,890
                                                                    --------------- -------------  --------------  --------------
Net income (loss)                                                           114,031      (176,659)        217,182        (809,377)
Other comprehensive income (loss)
   Foreign currency translation gain (loss)                                 (10,141)       30,007         (10,109)        116,292
                                                                    --------------- -------------  --------------  --------------
Comprehensive income (loss)                                         $       103,890 $    (146,652) $        7,073  $     (693,085)
                                                                    =============== =============  ==============  ==============

Income (loss) per weighted average common share - basic             $          0.01 $      ( 0.01) $         0.01  $       ( 0.01)
                                                                    =============== =============  ==============  ==============
Income (loss) per weighted average common share - fully diluted     $          0.01 $      ( 0.01) $         0.01  $       ( 0.01)
                                                                    =============== =============  ==============  ==============

Number of weighted average common shares outstanding-basic               90,011,692    57,595,397      87,125,330      55,454,584
                                                                    =============== =============  ==============  ==============
Number of weighted average common shares outstanding-diluted            135,272,738    57,595,397     132,386,376      55,454,584
                                                                    =============== =============  ==============  ==============

     The accompanying notes are an integral part of the financial statements

                           NewMarket Technology, Inc.
                 Consolidated Statements of Stockholders' Equity

                                                                       Par Value of
                                              Number of Shares             Stock
                                           -----------------------   -----------------
                                             Pfd        Common        Pfd    Common
                                           -------- --------------   ----- -----------

BEGINNING BALANCE, December 31, 2003          3,903     50,934,786   $   4 $    50,935
Conversion of Series B pref. stock             (503)     1,075,257      (1)      1,075
Conversion of debt to common stock                0     25,087,115       0      25,087
Issuance of common stock for services             0      2,668,845       0       2,669
Issuance of common stock for acquisition          0      2,000,000       0       2,000
Issuance of Series D pref. stock                550              0       1           0
Issuance of Series E pref. stock              2,000              0       2           0
Issuance of Series F pref. stock              3,000              0       3           0
Amortization of deferred compensation             0              0       0           0
Other comprehensive income (loss)                 0              0       0           0
Net income                                        0              0       0           0
                                           -------- --------------   ----- -----------
BALANCE, December 30, 2004                    8,950     81,766,003       9      81,766
Conversion of Series C pref. stock             (866)     1,603,558      (1)      1,604
Conversion of Series E pref. stock             (600)     1,515,143       0       1,515
Conversion of debt to  Series G pref. stock   4,900              0       5           0
Issuance of Series H pref stock               1,300              0       1           0
Issuance of common stock for loan penalty         0        100,000       0         100
Conversion of debt to common stock                0      6,530,981       0       6,531
Issuance of common stock for services             0      1,900,000       0       1,900
Issuance of common stock - settle lawsuit         0        400,000       0         400
Amortization of deferred compensation             0              0       0           0
Other comprehensive income (loss)                 0              0       0           0
Net income                                        0              0       0           0
                                           -------- --------------   ----- -----------
ENDING BALANCE, June 30, 2005
(unaudited)                                  13,684     93,815,685   $  14 $    93,816
                                           ======== ==============   ===== ===========


                                         Accum                              Total
      Additional                         Comp                          Stockholders'
       Paid-In             Deferred     Income        Accumulated          Equity
       Capital            Comp          (Loss)          Deficit         (Deficiency)
   ----------------   -------------  ------------   ----------------   --------------

   $     15,202,578   $           0  $          0   $    (10,311,145)  $    4,942,372
             (1,074)              0             0                  0                0
          4,303,756               0             0                  0        4,328,843
            796,621        (714,500)            0                  0           84,790
            977,000               0             0                  0          979,000
            364,999               0             0                  0          365,000
          1,999,998               0             0                  0        2,000,000
          2,999,997               0             0                  0        3,000,000
                  0         607,222             0                  0          607,222
                  0               0       261,501                  0          261,501
                  0               0             0            154,045          154,045
   ----------------   -------------  ------------   ----------------   --------------
         26,643,875        (107,278)      261,501        (10,157,100)         415,546
             (1,603)              0             0                  0                0
             (1,515)              0             0                  0                0
          4,899,995               0             0                  0        4,900,000
          1,299,999               0             0                  0        1,300,000
             62,400               0             0                  0           62,500
          1,732,554               0             0                  0        1,739,085
            455,975        (382,062)            0                  0           75,813
            423,600               0             0                  0          424,000
                  0         180,652             0                  0          180,652
                  0               0        10,109                  0           10,109
                  0               0             0            217,182          217,182
   ----------------   -------------  ------------   ----------------   --------------

   $     35,515,280   $    (308,688) $    271,610   $     (9,939,918)  $    9,324,887
   ================   =============  ============   ================   ==============

     The accompanying notes are an integral part of the financial statements

                           NewMarket Technology, Inc.
                      Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                   (unaudited)

                                                                                         2005                2004
                                                                                 -------------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                $            217,182 $          (809,377)
Adjustments to reconcile net income (loss) to cash used by operating activities:
   Stock issued to settle lawsuit                                                             424,000                   0
   Stock issued for services and amortization of deferred compensation                        256,465             166,504
   Depreciation                                                                               344,424             254,634
   Minority interest in consolidated subsidiary (income) loss                                       0            (255,890)
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                              (8,375,672)         (1,245,759)
   (Increase) decrease in inventory                                                            28,873             225,607
   (Increase) decrease in prepaid expenses and deposits                                       (35,637)             63,843
   (Increase) decrease in interest receivable                                                (145,050)                  0
   Increase (decrease) in accounts payable - trade                                          8,569,990           1,728,215
   Increase (decrease) in customer deposits                                                   705,658              (1,530)
   Increase (decrease) in accrued expenses                                                    243,487             243,306
   Increase (decrease) in payables to affiliates                                               72,891                   0
   Increase (decrease) in income taxes payable                                                 89,127              70,417
                                                                                 -------------------- -------------------

Net cash provided (used) by operating activities                                            2,395,738             439,970
                                                                                 -------------------- -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in unconsolidated affiliates                                                   (100,000)                  0
   Purchase of property and equipment                                                         (23,434)               (582)
   Notes receivable advances to third parties                                              (1,459,515)           (311,400)
   Acquisition of intangible assets                                                          (458,305)                  0
   Proceeds from sale of property and equipment                                                12,118                   0
                                                                                 -------------------- -------------------

Net cash used by investing activities                                                      (2,029,136)           (311,982)
                                                                                 -------------------- -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances on notes payable                                                                        0             755,988
   Payments on notes payable                                                                 (292,866)           (202,543)
   Payments on short term line of credit                                                     (290,442)                  0
   Cash purchased (disposed) in acquisitions (divestitures)                                   (31,646)            795,512
                                                                                 -------------------- -------------------

Net cash provided (used) in financing activities                                             (614,954)          1,348,957
                                                                                 -------------------- -------------------

Effect of exchange rates on cash                                                             (224,919)            226,928
                                                                                 -------------------- -------------------

Net increase (decrease) in cash and equivalents                                              (473,271)          1,703,873
                                                                                 -------------------- -------------------

CASH, beginning of period                                                                   2,555,907           1,632,083

CASH, end of period                                                              $          2,082,636 $         3,335,956
                                                                                 ==================== ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid in cash                                                         $            136,564 $            68,593
                                                                                 ==================== ===================

Non-Cash Financing Activities:
   Common stock issued to settle debt                                            $          1,739,085 $           287,527
                                                                                 ==================== ===================
   Common stock issued to convert preferred stock                                $              3,118 $                 0
                                                                                 ==================== ===================
   Common stock issued for acquisition of affiliate                              $                  0 $           979,000
                                                                                 ==================== ===================
   Preferred stock issued for acquisition of consolidated subsidiaries           $          1,300,000 $         5,365,000
                                                                                 ==================== ===================
   Preferred stock issued to settle debt                                         $          4,900,000 $                 0
                                                                                 ==================== ===================
   Issuance of promissory note to acquire subsidiaries                           $                  0 $         4,900,000
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

     In August 2004, the Company entered into an agreement to acquire 100% of NetsCo., Inc., a North Carolina corporation. The Company issued 3,000 shares Series F Convertible Preferred Stock of the Company, valued at $3,000,000. These shares were issued without any registration rights for the underlying common shares.

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

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Principles (Continued)
     g) Intangibles. In June 2002, goodwill in the amount of $2,756,327 was recorded in conjunction with the net asset acquisition from Vergetech. Goodwill amounting to $17,415,288 was recorded in conjunction with the acquisitions in 2003, 2004 and 2005. The Company will evaluate this asset periodically to determine any impairment of the asset.

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

     i) Concentrations of risks
     1 ) Geographic. Aa result of the various acquisitions in 2003 and 2004, the Company now has offices, employees and customers in a variety of foreign countries. Its three foreign based subsidiaries are located in Caracas, Venezuela, Singapore and Shanghai, China. DCI/DFTS, also based in Dallas, serves customers located in Western Europe, as well as within the United States. RKM, based in Caracas, Venezuela, serving Latin America, represents approximately 10% of the Company's total revenue and 2.6% of total assets. Infotel, based in Singapore, and serving Asia, represents approximately 23% of the Company's total revenue and 31% of total assets. DCI/DFTS, a 51% owned subsidiary, based in Dallas, Texas, serves certain customers in Western Europe, represents approximately 14% of the Company's total revenue and 3% of total assets.

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

(3) Income Taxes. Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $9,939,900 which expire beginning December 31, 2117. There may be certain limitations on the Company's ability to utilize the loss carry- forwards in the event of a change of control, should that occur. The amount recorded as a deferred tax asset, cumulative as of June 30, 2005, is $3,976,000, which represents the amount of tax benefits of the loss carry- forwards. The Company has established a valuation allowance for this deferred tax asset of
     $3,976,000, as the Company has no long-term history of profitable operations. The significant components of the net deferred tax asset as of June 30, 2005 are:

Net operating losses                     $               3,976,000
                                         -------------------------
Valuation allowance                                     (3,976,000)
                                         -------------------------
Net deferred tax asset                   $                       0
                                         =========================

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(4)  Commitment and Contingencies
     a) Lawsuits. In December 1999, SatLink filed a lawsuit alleging breach of contract as a result of the rescission of the acquisition in October 1999, as discussed in Note 5 above. In December 1999, the former CFO of the Company filed a lawsuit alleging breach of contract as a result of the rescission of the employment agreement in October 1999.The Company believes this suit has no merit and intends to vigorously defend it.

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

     In 2004, the Company retired $4,328,843 of convertible debt by issuing 25,087,115 shares of restricted common stock. At December 31, 2004, the Company has $3,844,000, carrying an 8% interest rate, of debt that is convertible into approximately 40 million restricted common shares at the election of the debt- holder, a related party.

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


Depreciation and Amortization Expense. After restating financials as explained in the narrative management and discussion overview, depreciation and amortization expense was $171,618 for the quarter ended June 30, 2005. Originally, depreciation and amortization expense was reported as increased thirteen percent (13 %) from $55,564 for the quarter ended June 30, 2004 to $62,680 for the quarter ended June 30, 2005, as a direct result of the acquisitions made over the last year. The restated increase to $171,618 results from the retroactive amortization expense of the Infotel software. Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.


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