Form 10KSB
period 2005-12-31
NewMarket Technology Inc
filed 2006-03-31
CIK 1092083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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


Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]



Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|



Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |X|



State issuer's revenues for its most recent fiscal year. $50,137,694



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



The aggregate market value of the common stock of the registrant held by non-affiliates as of December 31, 2005 is $33,033,958 based upon the most recent price on that date at which the registrant's common equity was sold. This non-affiliate market value was calculated on the assumption that the only affiliate holding a notable common equity position is VTI represented by Philip Verges



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 31, 2006, we had 128,078,058 shares of our common stock outstanding.



DOCUMENTS INCORPORATED BY REFERENCE:


Transitional Small Business Disclosure Format (Check one): Yes |_|; No |X|

                           NewMarket Technology, Inc.

                          ANNUAL REPORT ON FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005


PART I   .....................................................................4
   Item 1.  Description of Business...........................................4
   Item 2.  Description of Properties........................................16
   Item 3.  Legal Proceedings................................................16
   Item 4.  Submission of Matters to a Vote of Security Holders..............18

PART II  ....................................................................19
   Item 5.  Market for Common Equity and Related Stockholder Matters.........19
   Item 6.  Management Discussion and Analysis or Plan of Operation..........20
   Item 7.  Financial Statements............................................F-1
   Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure..........................55
   Item 8A. Controls and Procedures..........................................55
   Item 8B. Other Information. .. ...........................................55

PART III ....................................................................56
   Item 9. Directors, Executive Officers, Promoters and Control Persons:
                Compliance with Section 16(a) of the Exchange Act............56
   Item 10. Executive Compensation...........................................58
   Item 11. Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters..............................59
   Item 12. Certain Relationships and Related Transactions...................60
   Item 13. Exhibits.........................................................60
   Item 14. Principal Accountant Fees and Services...........................63

PART IV  ....................................................................64
   Signatures................................................................64

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

The Company

                             History of the Business

The Company was originally incorporated as Nova Enterprises, Inc. in the State of Nevada on February 19, 1997, to develop and produce a unique proprietary software solution for use in Internet Telephony (hereafter referred to as "IP Telephony"). In March 1998, the Company entered into a reorganization agreement, pursuant to which our predecessor exchanged 9,000,000 shares of its common stock for all of the outstanding common shares of a private operating company known as IPVoice Communications, Inc. ("IPVCDE"), a transaction commonly referred to as a "reverse acquisition." In general terms, a reverse acquisition is a transaction in which the inactive public entity acquires an operating company and then changes its name as the surviving parent corporation to the name of the subsidiary and allows the subsidiary to appoint management in the surviving public entity. Thereafter, the subsidiary may formally merge with the parent or may continue to operate as a separate operating subsidiary. In this case, the subsidiary transferred all of its assets to the parent. The reorganization agreement was accounted for as a reorganization of IPVCDE.

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

To better reflect the Company's renewed business plan and the product line expansion beyond voice communications, the Company changed its name from IPVoice Communications Inc. to NewMarket Technology Inc. in June 2004. The common stock is currently traded on the OTC Bulletin Board under the symbol "NMKT."

On June 19, 2002, the Company acquired all of the assets of VergeTech Inc. ("VTI") in exchange for a $3,000,000 promissory note convertible into 50% of the issued and outstanding shares of IPVoice as of the date of issuance. VTI was a privately held communications industry technology services firm founded in 1997 and headquartered in Dallas, Texas.

Consistent with the VTI asset acquisition agreement, the Company board of directors and the management team resigned and VTI management assumed the vacated management positions. Philip Verges, the founder of VTI, became our Chief Executive Officer and Chairman of the Company.

As part of the Company's renewed business strategy, two additional acquisitions were completed in the 2003 fiscal year. In 2003, the Company acquired all of the issued and outstanding stock of Infotel Technology PTE Ltd. ("Infotel") in Singapore as part of a strategy to establish a foothold operation in Asia. The Company also acquired a majority of the issued and outstanding stock of IP Global Voice, Inc. ("IP Global Voice") of San Francisco, California as part of a strategy to accelerate business development. Each of these businesses is now operated as a majority or wholly-owned subsidiary of the Company. Infotel is a communications systems integrator engaged in the business of reselling and integrating specialty communication devices to various government agencies and commercial customers. IP Global Voice is a full feature Voice-over IP service provider that went into production in December, 2003. IP Global Voice was subsequently renamed Xiptel Communications Inc. ("Xiptel").

NewMarket entered the healthcare industry in 2004 by acquiring Medical Office Software Inc, a twenty year old technology company providing practice management and claims processing IP software and maintenance to three thousand ongoing physician clients. NewMarket further added to its Healthcare strategy with a minority investment in Sensitron, Inc., a wireless health records maintenance provider.

NewMarket also entered the Homeland Security industry in 2004 with our acquisition of Digital Computer Integration Corporation ("DCI"). DCI provides custom integrated technology solutions to military and civil government agencies that include a number of proprietary IP communication homeland security technologies. We subsequently acquired Netsco Inc., a software firm with a proprietary RFID technology already trialed for military application and marketed in partnership with Sun Microsystems, Inc.

NewMarket continued to expand its telecommunications industry strategy in 2004 with a minority investment in RedMoon Broadband Inc. ("RedMoon") RedMoon specializes in the engineering and management of municipal wireless broadband networks.

In the second half of 2004, NewMarket entered into an agreement to purchase Logicorp, Inc., a general technology service business. The acquisition was never completed regardless of the fact that the Company paid in excess of $1 million in cash out of a $2.1 million total purchase price. Some joint operations between Logicorp and NewMarket ensued. Ultimately, Logicorp did not prove to be a sustainable business and the operations of Logicorp have been closed or divested. NewMarket has alternatively entered into an agreement to exchange our contemplated equity position in Logicorp for a minority equity position in Broker Payment Services, Inc., a financial services software companyPart of the Company's growth strategy includes expansion into high-growth developing economic regions. These developing economic regions provide both an environment for accelerated growth as well as a parallel platform for acquiring early stage subsidiary technology companies and developing them into mainstream technology service and product companies.

In January of 2005, NewMarket partnered with with Gaozhi Science and Technology in Shanghai China to establish NewMarket China, a wholly owned subsidiary of NewMarket Technology. NewMarket China owns a Chinese wholly owned foreign entity
(WOFE) that operates under the name Clipper Technology, Inc ("CLPTEC") which was formed in 2005. CLPTEC is engaged in the development, implementation, integration and maintenance of technology software and supporting peripherals for computuing, communications, and data exchanges. In October 2005, CLPTEC established a joint venture agreement with Zhang Wei Lin, the Managing Director and legal representative of the Huali Group as a whole. CLPTEC owns 51% of the joint venture. The Huali Group consists of many entities and business units engaged in the distribution and sale of technology hardware and software as well as peripherals of computer networking equipment, predominantly in the Zhejiang Province of the Peoples Republic of China. The joint venture between CLPTEC and Zhang Wei Lin is to engage in the business of application software development, sale of proprietary software, value added reselling of leading business application software and the sale of system and network software.

In February 2005, we entered into an agreement with Defense Technology Systems, Inc. ("DFTS"), a homeland security products company, under which DFTS acquired our majority interest in DCI in exchange for two classes of DFTS preferred stock which represent a majority voting interest in DFTS. The voting control of the preferred stock has been subjugated to a proxy committee which is controlled by the executive officers of DFTS.

In 2005, NewMarket expanded a partnership with TekVoice Communications, Inc. ("TekVoice") to include the acquisition of a minority interest in TekVoice. TekVoice will expand the NewMarket business model into the Hispanic and Latin
American market with plans to establish an independent public listing on a United States securities exchange. Currently, TekVoice is a Hispanic and Latin America voice-over IP ("VoIP") service provider.

In May 2005, NewMarket executed a stock purchase agreement to acquire fifty-one percent ownership of Vera Technology Inc ("Vera"). In a simultaneous agreement, Vera acquired one hundred percent of Classified Information Inc. ("CI"). NewMarket exchanged $1.3 million in preferred stock for Vera preferred stock of equal value that includes fifty-one percent voting rights. CI provides a proprietary and patented, secure data exchange solution that enables simple and complete interoperability across all network configurations, on all computer systems, and with essentially every associated software package. The proprietary solution allows companies to communicate securely via the Internet through adaptive and secure transfer protocols supporting all leading standards of EDI, XML, and flat file transfers.

In June 2005, NewMarket acquired substantially all of the assets of Corsa Networks Technologies, Inc. ("Corsa"). Corsa is a five-year-old IP systems integration firm specializing in the construction of secure communication networks. These assets are being operated in conjunction with the operations of Xiptel.

On February 22, 2006, the Company entered into a Quota Purchase and Sale Purchase Agreement with Flavio Firmino Da Silva, Marcio Archimedes Pissardo, Celso Souza Isberner, Alexanre Dias Couto and Mind Information Services Ltda., a Brazilian corporation (collectively, the "Sellers"), to acquire Sellers' 100% interest in UniOne Consulting Ltda., a Brazilian limited liability company ("UniOne"). The purchase price to be paid by the Company is $6,460,320, which may be increased to $8,539,680 based on various criteria. The purchase price is payable in tranches as follows:

     o    $1,000,000 is payable on the closing of the acquisition;
     o    $1,084,000 is payable on August 22, 2006;
     o    $1,084,000 is payable on February 22, 2007;
     o on August 22, 2007, $823,840 is payable and a maximum of $520,320 is payable in the event that UniOne's after tax net profit exceeds $912,000 for the fiscal year 2006;
     o on February 22, 2008, $823,840 is payable and a maximum of $520,320 is payable in the event that UniOne's after tax net profit exceeds $912,000 for the fiscal year 2006;
     o on August 22, 2008, $823,840 is payable and a maximum of $520,320 is payable in the event that UniOne's after tax net profit exceeds $912,000 for the fiscal year 2007; and
     o on December 22, 2008, $820,800 is payable and a maximum of $518,400 is payable in the event that UniOne's after tax net profit exceeds $912,000 for the fiscal year 2007.

UniOne is a systems integrator, developer and business practice implementation company, providing support for the integration and maintenance of enterprise software applications. UniOne is located in Sao Paulo and Rio de Janeiro, Brazil, as well as a regional office in Santiago de Chile, Chile. The closing of the UniOne purchase is currently scheduled for March 2006 and remains subject to the satisfaction of customary terms and conditions.

The Company has never been the subject of a bankruptcy, receivership or similar proceeding.

                           Current Corporate Strategy:

NewMarket is in the business of developing market entry technology products and services into early and mainstream technology products and services. To this end, NewMarket has introduced a unique business model which we believe overcomes the profit margin pressure facing the technology service sector resulting from the globalization of the technology labor force.

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

In order to create a meaningful organization through smaller investments, the counter strategy to smaller investments is more investments. NewMarket is concentrating on Internet Protocol (IP) Communication Technologies. The Company currently has three market sector concentrations, each leveraging a core expertise in IP Technology - Telecommunications, Healthcare and Homeland Security. The Company has plans to expand into financial services technologies.

Recent developments in 2006 include the acquisition of UniOne Consulting Ltda. in Sao Paulo, Brazil. UniOne expands NewMarket's Latin American operations with the addition of a notable systems integration operation which will contribute more than $10 million in annual profitable revenue.

While having made substantial progress in 2005, NewMarket remains in the development stage and is still acquiring the necessary operating assets and management expertise to continue with the proposed business. In addition to continuing to acquire necessary assets and management, NewMarket must also reorganize the operating assets already acquired in order to derive the benefit intended to the Company through the original acquisition. There is no assurance that any benefit will result from such activities.

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

Our Principal Products/Services:

We provide full service software and systems development, integration and maintenance and maintain product reseller and integrator partnerships with Microsoft, Hyperion, SAP, Oracle, Cisco, Sun Microsystems, iPass, and Lockheed Martin Overseas Corporation among other software and systems corporations. We maintain our own line of emerging proprietary technologies that compliment and enhance the functions and features of our corporate brand name partners. Our in house proprietary offerings include:

     o    Voice over IP (VoIP) services
     o    Proprietary Healthcare Practice Management Software
     o    Proprietary Defense Industry System Solutions
     o    Voice Mail and Messaging Services;
     o    Prepaid Long-Distance Calling Card Services;
     o    Corporate Long-Distance, Fax and Data Networking Services;
     o E-commerce Communications Services for businesses selling products and services over the Internet; o Intelligent Contact Management; and
     o    Wireless Features, Long-Distance and Applications.
     o    Electronic Data Interchange (EDI) Software.

Revenue/Products Breakdown:

To date, our revenues have come primarily in the following product areas:

     o    Software Licensing;
     o    Long-Distance Telephone Services, both Domestic and International;
     o    Technical Independent Consulting; and
     o    Security.

                                 Our Customers:

We  have  three  major  types  of  customers:   large  and  small  national  and
international corporations, such as Siemens, Assurant, Sabre, Centex, Avon, Bayer, ExxonMobil, Asia Pacific and Visa International; service providers (domestic and foreign), including Internet Service Providers (ISPs), Application Service Providers (ASPs), Local Exchange Carriers (LECs) and Competitive Local Exchange Carriers (CLECs); and governments (domestic and foreign).

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

                               Geographic Markets:

Our target markets are located domestically in all 50 states and internationally in developing economies, including Asia and Latin America.

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

                            Suppliers/Raw Materials:

Our principal suppliers are provided below:

     o    Microsoft
     o    SAP
     o    Hyperion  Solutions
     o    iPass
     o    Broadsoft
     o    Cisco Systems
     o    Sun Microsystems
     o    SSA Global
     o    Oracle
     o    Lockheed Martin Overseas Corporation
     o    Telenetics Corporation
     o    Andrew Telecommunication Systems

Although there can be no assurances, management believes that we have good relations with each of our principal suppliers. Our business does not require the use of raw materials to any significant degree. Those raw materials that we do need are readily available through numerous commercial sources.

                         Dependence on Major Customers:

During 2005, a related group of customers associated with the integration of a comprehensive computer system accounted for approximately 15% of our revenues. A significant portion of our growth came through our acquired assets in Latin America and the revenue from the new contracts is not recurring. There is no guarantee the contracts will be renewed.

                        Patents, Trademarks and Licenses:

We have one patent for our EDI software, US Patent 5,812,669, filed in June, 1995. This patent is for technology in the Templar product offered by Classified, Inc. This patent is for a secure and robust Electronic Data
Interchange (EDI) protocol to enable the communication of business documents electronically and thus avoid the cost inherent in transactions between companies with paper documents. We have one provisional patent for our RFID shipping management product. Otherwise we do not hold, and have not applied for, any patents. We have previously filed for service mark protection with the U.S. Patent and Trademark Office for the following marks but, we do not immediately intend to vigorously follow up on those filings:

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

                            Research and Development:

In 2005, $110,844 was spent on Research and Development compared with $63,251 in 2004.

                                   Employees:

We currently have over 400 employees. We currently have two officers and five board members. Philip Verges is the Chief Executive Officer and Chairman. Philip
J. Rauch serves as our Chief Financial Officer. The current Board of Directors consists of Philip Verges, Michael Tinsley, Bruce Noller, Kenneth Blow and Hugh
G. Robinson. None of the current employees is represented by a labor union for purposes of collective bargaining. We consider our relations with our existing employees to be good.

                             Available Information:

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

Item 2. Description of Properties

As of December 31, 2005, our headquarters operated out of approximately 671 square feet of leased facilities located at 14860 Montfort Drive, Suite 210, Dallas, Texas 75254. Our telephone number is (972) 386-3372. Our lease expires on December 31, 2008. Our monthly rental payments are $1,080. We have a number of additional leases for office space associated with our subsidiary operating companies.

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

On December 16, 2004, the Company entered into a Subscription Agreement whereby Segic Company Ltd (the "Purchaser") agreed to purchase up to $3,000,000 of promissory notes (the "Notes"). The agreement included warrants to purchase the number of shares of common stock of the Company equal to $1,000,000. On December 16, 2004, the Purchaser purchased $250,000 of the Notes and was also required to purchase $250,000 of the Notes on the filing of a registration statement and $500,000 upon the registration statement going effective. The final $2,000,000 was to be purchased as required by the Company during the 12 months subsequent to the registration statement being declared effective. Subsequent to the initial closing on December 16, 2004, it became evident as a result of regulatory authorities review of similar financings that the Company would not be able to register the shares of common stock underlying the Notes and the warrants. The Company attempted to restructure the financing with the Purchaser but was unsuccessful. The Company contacted the Purchaser and requested that the financing be terminated and offered to repay the initial $250,000, which was deposited into an escrow account. In August of 2005 we reached a mutually agreeable settlement of this matter with Segic Company Ltd.

On November 2, 2004, Crossover Capital LLC. ("Crossover") brought an action for breach of contract and common count against Xiptel and NewMarket, styled
Crossover Capital, LLC v. IP Global Voice et al., GCG-04-435991, in Superior Court for the State of California, City and County of San Francisco (the "Action"). On January 19, 2005, Xiptel and NewMarket filed a Cross-Complaint for fraud and breach of contract against Crossover (the "Cross-Action"). Both the Action and Cross-Action relate, in whole or in part, to an Independent Contractor Agreement effective March 9, 2004, entered into by Crossover, Xiptel and NewMarket. In order to avoid the expense, burden and delay of litigation, and without admitting or acknowledging any wrongdoing or liability, the parties to this Stipulation for Settlement of Dispute and for Entry of Judgment (the "Stipulated Settlement") now wish to settle the Action and Cross-Action, and freely and voluntarily enter into this Stipulated Settlement for that purpose. In May of 2005 we reached a mutually agreeable settlement of this matter with Crossover.

In 2005, Tolga Erkmen filed a lawsuit styled Tolga Erkmen v. NewMarket Technology, No. 5-05-CV-821F(2), in the United States District Court for the Eastern District of North Carolina, Western Division. The Company filed a counter lawsuit against Tolga Erkmen styled NewMarket Technology, Inc., formerly known as IPVoice Communications, Inc. v. Tolga Erkmen, et al Cause No. 06-00451, in the 44th Judicial District Court of Dallas County, Texas. Additionally, Innova filed a lawsuit against the Company, styled, Innova, Inc. v. NewMarket Technology, Inc. formerly known as IPVoice Communications, Inc. Cause No. 5-06-cv-00106-BR, in the United States District Court for the Eastern District of North Carolina, Western Division. All three matters arise out of a June 9, 2004 Purchase Agreement between NewMarket, on the one hand, and Tolga Erkmen ("Erkmen") and Innova, Inc. ("Innova"), on the other hand, to purchase all of the stock of Netsco. In addition, Erkmen and Innova were obligated to provide certain employment and consulting services, together with business plans and to otherwise help achieve the objectives of Netsco's operations. Erkmen and Innova have since filed suit claiming the right, under the Purchase Agreement, to certain Series F Convertible Preferred Stock of NewMarket with a value of $3,000,000, although there are certain performance offsets against that sum. NewMarket has filed a separate lawsuit and asserted, among other things, fraud in the inducement in the Purchase Agreement and failure by Erkmen and Innova to comply with their obligations to preserve, develop, and implement Netsco's business plans and intellectual property. No discovery has been taken in the case as yet, and it is impossible to assess any range of potential exposure or recovery. NewMarket intends to vigorously defend all claims asserted against it and to vigorously prosecute its affirmative claims for relief against Erkmen, Innova, and any other persons who may share liability, one of whom includes Bud Maciekowicz, the President of Netsco and the individual who introduced NewMarket to Erkmen.

On April 11, 2005, the Company filed a lawsuit styled; NewMarket, Inc. v. Charles Morris & Associates, Inc., Daniel Scofield, and Opportunity Consulting, Inc, Cause No: 05-03475-M, in the 298th Judicial District Court of Dallas County, Texas. The Company filed this action against Charles Morris & Associates, Inc. and its proprietor, Daniel Scofield ("Scofield") arising out of Scofield's failure to perform his duties as Chief Operating Officer of NewMarket. There are no counterclaims. Only one deposition has been taken to date, and the parties are ordered to mediation. We do not anticipate any viable counterclaims in this case. NewMarket intends to vigorously prosecute its claims in this case, although it will, in good faith, attend the Court-ordered mediation in the next couple of months.

In 2005, Farnsworth, Collins, Buckmaster, Glantz and Topol ("Farnsworth et. al") filed a lawsuit styled Farnsworth, et al. v. NewMarket Technology, Inc., No. CC-05-05986-B in the County Court at Law No. 2 in Dallas County, Texas. The suit concerns promissory notes from 1999, 2000, and 2001 made by IPVoice.com, Inc., n/k/a NewMarket Technology, Inc., payable to Farnsworth et. al seeking actual damages, attorney's fees and post-judgment interest. On September 16, 2005, NewMarket and Farnsworth et al. entered into an Agreed Final Judgment, reaching a mutually agreeable settlement of this matter.

In 2006, RBC Centura Bank filed a lawsuit styled RBC Centura Bank v. NewMarket Technology, Inc. v. Tolga Erkmen, Cause No. CC-06-01435-B, in the Dallas County Court as Law Number Two in Dallas, Texas. RBC Centura Bank ("RBC") filed this Original Petition on February 7, 2006. RBC has sued NewMarket on a guaranty with a claimed amount of $75,271.44, plus attorneys' fees. The original debt was entered into by Tolga Erkmen ("Erkmen"), the individual who sold stock of Netsco to NewMarket. NewMarket has answered and sued Erkmen in a third-party petition. NewMarket intends to vigorously defend the case and, to the extent it has any liability on its guaranty, seek recovery from Erkmen for any sums it may be obligated to pay under the guaranty. No discovery has taken place as yet, and it is impossible to evaluate the likelihood of an unfavorable outcome or the estimate or range of potential exposure.

We are not aware of any contemplated legal proceeding by a governmental authority in which we may be involved.


Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of security holders during 2005.

                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock has been since July 1998, and is currently, quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "NMKT". The high, low and average bid information for each quarter for the two most recent fiscal years is presented below. The quotations are interdealer prices without adjustment for retail markups, markdowns or commissions and do not necessarily represent actual transactions. These prices may not necessarily be indicative of any reliable market value. On December 31, 2005, the last reported sale price of the common stock on the OTCBB was $0.305 per share.

      Quarter           High         Low        Average
-------------           -----        -----      -------
2004
First Quarter           $1.01        $0.40      $0.73
Second Quarter          $1.35        $0.26      $0.69
Third Quarter           $0.68        $0.33      $0.51
Fourth Quarter          $0.87        $0.48      $0.61

2005
First Quarter           $0.74        $0.40      $0.61
Second Quarter          $0.64        $0.40      $0.47
Third Quarter           $0.51        $0.36      $0.42
Fourth Quarter          $0.45        $0.29      $0.37

                                    Holders:

As of March 31, 2006, we had 128,078,058 shares of our common stock outstanding held of record by approximately 195 shareholders of record. We currently have only one class of common stock outstanding.

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

                    Recent Sales of Unregistered Securities:

Set forth below is information regarding the issuance and sale of our securities without registration during the twelve month period ended December 31, 2005:

     o In January 2005, the Company issued 100,000 shares of common stock as a penalty for not paying a note payable on its due date. These shares were valued at $62,500, or $0.625 per share.
     o During 2005, the Company issued 18,572,309 shares of common stock to convert $4,329,780 of convertible debt and accrued interest, or $0.233 per share.

     o During 2005, the Company issued 3,700,000 shares of common stock for services to seven parties. Five agreements are prospective for 1 year and the other was under an agreement 18 months earlier with a term of 1 year. These shares were valued at $1,373,775, or $0.37 per share.
     o In 2005, the Company issued 400,000 shares of common stock to fund the settlement of a lawsuit and 151,996 shares to settle two other disputes. These shares were valued at $499,438, or $0.905 per share.
     o In 2005, the Company issued 4,047,057 shares of common stock to convert 997 shares of Series C and 900 shares of Series E preferred stock, respectively.
     o In the second quarter of 2005, the Company issued 4,900 shares of Series G preferred stock to convert $4,900,000 of long-term debt.
     o In the second quarter, the Company issued 1,300 shares of Series H preferred stock to acquire 51% of Vera Technology Corp.
     o In the third quarter, the Company issued 1,400 shares of Series I preferred stock to acquire substantially all of the assets of Corsa Network Technology .

Each of the above issuances were deemed to be exempt under rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of our company or executive officers of our company, and transfer was restricted by our company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.


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

Overview

We have achieved an operating profitability, but until we achieve a sustained level of profitability over multiple years, we must be considered an early stage entity. Until that time, we may periodically depend on financing resources for cash flows to meet certain operating expenses and no assurance of our financial success or economic survival can be given during this period.

We believe our strategy, introduced in June of 2002, to package our own proprietary technology products and services with recognized brand names and to pursue sales in the high demand Telecommunications, Healthcare and Homeland Security Markets will be successful.

Overall sales in fiscal year 2005 were $50,137,694 which resulted in net income of $2,908,949 The comprehensive net income for 2005 is $2,699,066, which represents an adjustment to compensate for the risk associated with foreign profits and the potential conversion of foreign currency.

In addition to the products and services we currently offer in the Telecommunications market, the Healthcare and Homeland Security markets we plan to expand into the Financial Services market in the future. Our plans call for accelerating market expansion into the Telecommunications, Healthcare, Homeland Security and Financial Service industries through strategic mergers and acquisitions.

In 2005, we initiated an expansion of the NewMarket business model through the launch of sister operations in Latin America and Asia. In the future we plan to similarly expand into Eastern Europe.

While  we  have  and  continue  to   aggressively   grow  through   mergers  and
acquisitions, management plans for our long-term growth to be achieved through organic sales growth.

Management expects additional capital will be required to support our growth plan. However, no specific capital plan exists. Current consideration entails raising capital directly to operating subsidiaries and reducing or eliminating the use of NewMarket stock for future capital plans.

Results of Operations

Net sales increased 101% from $24,977,134 for the year ended December 31, 2004 to $50,137,694 for the year ended December 31, 2005. This increase was primarily due to the implementation of the previously herein described new business model implemented in June 2002 and the corresponding herein described acquisitions starting with VTI in June 2002, in addition to the operations and growth from the acquired assets.

Cost of sales increased 135% from $13,453,358 for the year ended December 31, 2004 to $31,587,560 for the year ended December 31, 2005. This increase was primarily due to the corresponding increase in overall sales. Our cost of sales, as a percentage of sales was 63% and 54% for the years ended December 31, 2005 and 2004, respectively. Management plans to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows. Management intends to leverage increased purchasing volume to improve purchasing contracts and reduce the overall cost of sales. Management also intends to implement resource utilization strategies that can demonstrate notable savings when applied over higher volumes of production.

Compensation expense increased 69% from $5,995,152 for the year ended December 31, 2004 to $10,105,543 for the year ended December 31, 2005. Management is working to keep compensation expense in reasonable proportion to overall Company sales and expenses. Management has significantly decreased its stock-based compensation to outside consultants, officers and related party consultants and plans to continue to limit such compensation. No performance incentive compensation program has been put in place since the implementation of the Company's new business model in June 2002, but management has plans to construct and implement such a plan in the future.

General and administrative expenses increased 21% to $4,026,123 for the year ended December 31, 2005 from $3,335,294 for the year ended December 31, 2004. The increase in general and administrative expenses was primarily due to the overall increase in sales and operational expenses. Management plans to reduce general and administrative expenses as a percentage of overall sales through the consolidation of redundant processes and resources inherited through acquisition activity.

Depreciation and amortization expense increased 6% from $588,087 for the year ended December 31, 2004 to $621,775 for the year ended December 31, 2005. The increase is primarily due to an increase in fixed assets. Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

Net income increased 1,788% from $154,044 for the year ended December 31, 2004 to $2,908,949 for the year ended December 31, 2005. 2005 Net income represented 5.8% and 0.6% of net sales for the years ended December 31, 2005 and 2004, respectively. Comprehensive net income, which is adjusted to compensate for the risk associated with foreign profits and the potential conversion of foreign currency, increased 549% from $415,544 for the year ended December 31, 2004 to $2,699,076 for the year ended December 31, 2005. Comprehensive net income represented 5.4% and 1.7% of net sales for the years ended December 31, 2005 and 2004, respectively. The increase in net income and increase in the percentage of net sales was primarily due to the implementation of the previously herein described new business model implemented in June 2002 and the corresponding herein described acquisitions starting with VTI in June 2002, in addition to the operations and growth from the acquired assets and the investment in operations made to effect such growth.

Liquidity and Capital Resources

The Company's cash balance at December 31, 2005 increased $550,614 from $2,555,907 as of December 31, 2004, to $3,106,521. The increase was the result of a combination of loan proceeds totaling $2,672,327 and cash flows from operations totaling $1,632,854, offset by cash used for repayment of loans totaling $778,163, investing activities totaling $2,699,562, and the effect of exchange rates on cash totaling $276,838. Operating activities for the year ended December 31, 2005 exclusive of changes in operating assets and liabilities provided $4,006,679, offset by an increase in receivables and other current assets of $10,181,716, and an increase in accounts payable and accrued and other current liabilities of $7,807,891.

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

Risks Related to Our Company

While we have been cumulatively profitable for the year over the last three years, profits have been small and we have incurred monthly and quarterly operating losses from time to time in each of the last three years.

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

Our issued and outstanding Preferred Stock holds a preference in liquidation over our common stock. All of our outstanding Preferred Stock is subject to conversion into common stock upon the occurrence of certain enumerated events and contain provisions that may limit our ability to raise additional capital if needed. In addition, any such conversion will dilute our existing common stockholders.

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




                [Balance of this page intentionally left blank]

Item 7. Financial Statements

                          INDEX TO FINANCIAL STATEMENTS



Reports of Independent Registered Public Accounting Firms ...................F-2

Consolidated Balance Sheet...................................................F-3

Consolidated Statements of Operations........................................F-4

Consolidated Statements of Stockholders' Equity..............................F-5

Consolidated Statements of Cash Flows........................................F-7

Notes to Consolidated Financial Statements...................................F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
NewMarket Technology, Inc.
Dallas, Texas

We have audited the accompanying balance sheet of NewMarket Technology, Inc., as of December 31, 2005, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit) and cash flows for the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NewMarket Technology, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.



                                       /s/Pollard-Kelley Auditing Services, Inc.
                                          Pollard-Kelley Auditing Services, Inc.
Fairlawn, Ohio
March 31, 2006

                           NewMarket Technology, Inc.
                           Consolidated Balance Sheet
                                  December 31,

                                            ASSETS                                       2005                    2004
                                                                                ---------------------- ------------------------
CURRENT ASSETS
   Cash                                                                         $            3,106,521 $              2,555,907
   Accounts receivable, net of allowance of $55,936 and $26,389                             15,060,648                4,241,243
   Inventory, at cost                                                                        1,237,063                  260,258
   Prepaid expenses, deposits and other current assets                                       1,239,323                  133,886
                                                                                ---------------------- ------------------------
          Total current assets                                                              20,643,555                7,191,294
                                                                                ---------------------- ------------------------
PROPERTY AND EQUIPMENT
   Computer and office equipment                                                             2,499,759                2,435,939
   Less: Accumulated depreciation                                                           (1,914,000)              (2,221,573)
                                                                                ---------------------- ------------------------
          Total property and equipment                                                         585,759                  214,366
                                                                                ---------------------- ------------------------
OTHER ASSETS
   Notes receivable including accrued interest                                               3,324,541                        0
   Investment in unconsolidated affiliates/subsidiaries                                      1,012,512                1,012,512
   Deposit on investment in unconsolidated affiliates                                        1,250,000                1,250,000
   Goodwill                                                                                 21,091,034               10,975,401
   Software code, net of accumulated amortization                                            3,219,254                3,780,387
   Intangible property                                                                         385,533                  304,532
                                                                                ---------------------- ------------------------
          Total other assets                                                                30,282,874               17,322,832
                                                                                ---------------------- ------------------------
Total Assets                                                                    $           51,512,188 $             24,728,492
                                                                                ====================== ========================
                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable
      Trade                                                                     $            9,512,436 $              1,918,444
      Related parties                                                                           21,668                  322,481
   Accrued expenses
      Trade                                                                                  2,357,329                1,077,493
      Income and sales tax payable                                                             109,653                    4,831
   Deferred revenue                                                                            252,348                  127,958
   Customer deposits                                                                            93,723                  607,761
   Current portion of long-term debt                                                           236,771                        0
   Short-term debt                                                                           1,918,303                  933,421
                                                                                ---------------------- ------------------------
          Total current liabilities                                                         14,502,231                4,992,389
                                                                                ---------------------- ------------------------
LONG-TERM LIABILITIES
   Deferred income tax liability                                                                 3,552                   36,112
   Notes payable                                                                             4,240,378                2,910,458
                                                                                ---------------------- ------------------------
          Total long-term liabilities                                                        4,243,930                2,946,570
                                                                                ---------------------- ------------------------
Total Liabilities                                                                           18,746,161                7,938,959
                                                                                ---------------------- ------------------------
Minority interest in consolidated subsidiaries                                                       0                   66,761
                                                                                ---------------------- ------------------------
STOCKHOLDERS' EQUITY
   Senior convertible preferred stock, $0.001 par value, authorized
     10,000,000 shares; Series A, 100; Series B 0; Series C 2,303 and
     3,300; Series D 550; Series E 1,100 and 2,000; Series F 3,000 and 0;
     Series G 4,900 and 0; Series H 1,300 and 0 and Series I 1,400
     and 0 issued  and outstanding shares                                                           15                        9
   Common stock, $0.001 par value, authorized 300,000,000 shares;
     108,737,365 and 81,766,003 issued and outstanding shares                                  108,737                   81,766
   Deferred compensation                                                                      (629,145)                (107,278)
   Additional paid-in capital                                                               40,482,944               26,643,875
   Accumulated comprehensive income (loss)                                                      51,627                  261,500
   Accumulated deficit                                                                      (7,248,151)             (10,157,100)
                                                                                ---------------------- ------------------------
          Total stockholders' equity                                                        32,766,027               16,722,772
                                                                                ---------------------- ------------------------
Total Liabilities and  Stockholders' Equity                                     $           51,512,188 $             24,728,492
                                                                                ====================== ========================

     The accompanying notes are an integral part of the financial statements.

                           NewMarket Technology, Inc.
                      Consolidated Statements of Operations
                            Years Ended December 31,

                                                                                       2005                2004
                                                                                -------------------  ----------------
REVENUES
   Services revenue                                                             $        39,148,965  $     14,575,415
   Contract revenues                                                                      3,063,681         3,237,743
   Product revenues                                                                       7,925,048         7,163,976
                                                                                -------------------  ----------------
             Total revenues                                                              50,137,694        24,977,134
COST OF SALES
    Services COS                                                                         23,882,781         6,149,952
    Contract COS                                                                          1,657,292         2,114,694
    Product COS                                                                           6,047,487         5,188,712
                                                                                -------------------  ----------------
            Total Cost of sales                                                          31,587,560        13,453,358
                                                                                -------------------  ----------------
          Gross Margin                                                                   18,550,134        11,523,776
OPERATING EXPENSES:
   Employee compensation                                                                 10,105,543         5,995,152
   General and administrative expenses                                                    4,026,123         3,335,294
   Selling and marketing                                                                    616,383           925,680
   Research & Development                                                                   110,844            63,251
   Depreciation and amortization                                                            621,775           588,087
   Bad debt expense                                                                                           157,363
   Warranty reserve                                                                               0            28,109
   Inventory reserve                                                                                          253,587
                                                                                -------------------  ----------------
          Total expenses                                                                 15,480,668        11,346,523
                                                                                -------------------  ----------------
Income (Loss) from operations                                                             3,069,466           177,253
                                                                                -------------------  ----------------
OTHER INCOME (EXPENSE):
   Interest income                                                                          449,538           169,335
   Interest expense                                                                        (449,227)         (155,487)
   Foreign currency transaction gain (loss)                                                   3,662            (9,081)
   Inflation effects                                                                        (12,873)           46,331
   Bad debt expense recoupment                                                              574,712                 0
   Gain on debt forgiveness                                                                 203,872                 0
   Lawsuit settlement expense                                                              (818,372)                0
   Other expense                                                                           (174,506)                0
   Other income                                                                             119,259            14,188
                                                                                -------------------  ----------------
          Total other income (expense)                                                     (103,935)           65,286
                                                                                -------------------  ----------------
Net income before income tax (credit) and minority interest                               2,965,531           242,539
   Foreign income tax (credit)                                                               56,582           (21,734)
   Minority interest in consolidated subsidiary income (loss)                                     0           (66,761)
                                                                                -------------------  ----------------
Net income                                                                                2,908,949           154,044
Other comprehensive income (loss)
   Foreign currency translation gain (loss)                                                (209,873)          261,500
                                                                                -------------------  ----------------
Comprehensive income                                                            $         2,699,076  $        415,544
                                                                                ===================  ================
Income per weighted average common share - basic                                $              0.03  $           0.01
                                                                                ===================  ================
Income per weighted average common share - fully diluted                        $              0.02  $           0.01
                                                                                ===================  ================
Number of weighted average common shares outstanding - basic                             95,814,972        64,218,004
                                                                                ===================  ================
Number of weighted average common shares outstanding -  fully diluted                   182,759,172       108,323,004
                                                                                ===================  ================

     The accompanying notes are an integral part of the financial statements.

                           NewMarket Technology, Inc.
                 Consolidated Statements of Stockholders' Equity



                                              Number of Shares       Par Value of Stock
                                           -----------------------   ------------------
                                             Pfd        Common        Pfd     Common
                                           -------- --------------   ----- ------------
BEGINNING  BALANCE, December 31,
2003                                          3,903     50,934,786       4       50,935
Conversion of Series B pref. stock             (503)     1,075,257      (1)       1,075
Conversion of debt to common stock                0     25,087,115       0       25,087
Issuance of common stock for services             0      2,668,845       0        2,669
Issuance of common stock for acquisition          0      2,000,000       0        2,000
Issuance of Series D pref. stock                550              0       1            0
Issuance of Series E pref. stock              2,000              0       2            0
Issuance of Series F pref. stock              3,000              0       3            0
Amortization of deferred compensation             0              0       0            0
Other comprehensive income (loss)                 0              0       0            0
Net income                                        0              0       0            0
                                           -------- --------------   ----- ------------
BALANCE, December 30, 2004                    8,950     81,766,003       9       81,766
Conversion of Series C pref. stock             (997)     1,673,300      (1)       1,673
Conversion of Series E pref. stock             (900)     2,373,757      (1)       2,374
Conversion of debt to Series G pref stock     4,900              0       5            0
Issuance of Series H pref stock               1,300              0       1            0
Issuance of Series I pref stock               1,400              0       2            0
Issuance of common stock for loan penalty         0        100,000       0          100
Conversion of debt to common stock                0     18,572,309       0       18,572
Issuance of common stock for services             0      3,700,000       0        3,700
Issuance of common stock - settle lawsuit         0        551,996       0          552
Amortization of deferred compensation             0              0       0            0
Other comprehensive income (loss)                 0              0       0            0
Net income                                        0              0       0            0
                                           -------- --------------   ----- ------------
ENDING BALANCE, December 31,
2005                                         14,653    108,737,365   $  15 $    108,737
                                           ======== ==============   ===== ============






     The accompanying notes are an integral part of the financial statements.

                           NewMarket Technology, Inc.
                 Consolidated Statements of Stockholders' Equity
                                  (Continued)

                                       Accum                                Total
     Additional                         Comp                            Stockholders'
       Paid-In            Deferred     Income        Accumulated           Equity
       Capital             Comp        (Loss)          Deficit          (Deficiency)
   ---------------   -------------  ------------   ----------------   -----------------

        15,202,578               0             0        (10,327,859)          5,137,826
            (1,074)              0             0                  0                   0
         4,303,756               0             0                  0           4,328,843
           796,621        (714,500)            0                  0              84,790
           977,000               0             0                  0             979,000
           364,999               0             0                  0             365,000
         1,999,998               0             0                  0           2,000,000
         2,999,997               0             0                  0           3,000,000
                 0         607,222             0                  0             607,222
                 0               0       261,500                  0             261,500
                 0               0             0            170,759             170,759
   ---------------   -------------  ------------   ----------------   -----------------
        26,643,875        (107,278)      261,500        (10,157,100)         16,722,772
            (1,672)              0             0                  0                   0
            (2,373)              0             0                  0                   0
         4,899,995               0             0                  0           4,900,000
         1,299,999               0             0                  0           1,300,000
         1,399,998               0             0                  0           1,400,000
            62,400               0             0                  0              62,500
         4,311,208               0             0                  0           4,329,780
         1,370,075      (1,050,075)            0                  0             323,700
           499,438               0             0                  0   499,990
                 0         528,208             0                  0             528,208
                 0               0      (209,872)                 0            (209,872)
                 0               0             0          2,908,949           2,908,949
   ---------------   -------------  ------------   ----------------   -----------------

   $    40,482,943   $    (629,145) $     51,628   $     (7,248,151)  $      32,766,027
   ===============   =============  ============   ================   =================






     The accompanying notes are an integral part of the financial statements.

                           NewMarket Technology, Inc.
                      Consolidated Statements of Cash Flows
                            Years Ended December 31,

CASH FLOWS FROM OPERATING ACTIVITIES:                                                   2005                2004
                                                                                -------------------- -------------------
Net income                                                                      $          2,908,949 $           154,044
Adjustments to reconcile net income to net cash used by operating activities:
    Minority interest in consolidated subsidiary income (loss)                                     0              66,761
   Bad debt, warranty and inventory reserves                                                (375,953)            439,059
   Stock issued for services and amortization of deferred compensation                       851,908             692,012
   Depreciation and amortization                                                             621,775             588,087
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                            (10,070,604)         (2,711,737)
   (Increase) decrease in inventory                                                          208,651             181,004
   (Increase) decrease in prepaid expenses and deposits                                      (51,370)            (40,869)
   Increase (decrease) in accounts payable - trade                                         6,491,064             217,141
   Increase (decrease) in accounts payable - related parties                                 (59,742)            205,591
   Increase (decrease) in customer deposits                                                  146,821             548,575
   Increase (decrease) in deferred revenue                                                   252,348             112,525
   Increase (decrease) in accrued expenses                                                   620,188             192,384
   Increase (decrease) in payables to affiliates                                              57,794            (137,734)
   Increase (decrease) in income taxes payable                                                31,025            (238,645)
                                                                                -------------------- -------------------
Net cash provided by operating activities                                                  1,632,854             268,198
                                                                                -------------------- -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Notes receivable advances                                                              (1,215,000)                  0
   Increase in accrued interest receivable                                                  (145,050)                  0
   Investment in unconsolidated affiliates                                                (1,283,512)         (1,283,512)
   Acquisition of intangible asset                                                           (56,000)           (478,185)
   Purchase of property and equipment                                                              0             (90,133)
                                                                                -------------------- -------------------
Net cash used by investing activities                                                     (2,699,562)         (1,851,830)
                                                                                -------------------- -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital leases                                                                      0             (20,926)
   Advances on notes payable                                                               2,177,156           2,304,613
   Payments on notes payable                                                                (732,348)           (317,630)
   Advances on short term line of credit                                                     495,171                   0
   Payments on short term line of credit                                                     (45,815)           (286,287)
   Cash purchased in acquisitions                                                                  0             795,512
                                                                                -------------------- -------------------
Net cash provided by financing activities                                                  1,894,164           2,475,282
                                                                                -------------------- -------------------

Effect of exchange rates on cash                                                            (276,838)             32,170
                                                                                -------------------- -------------------

Net increase (decrease) in cash and equivalents                                              550,618             923,820
                                                                                -------------------- -------------------

CASH, beginning of period                                                                  2,555,903           1,632,083

CASH, end of period                                                             $          3,106,521 $         2,555,903
                                                                                ==================== ===================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid in cash                                                        $            449,227 $           155,487
                                                                                ==================== ===================
Non-Cash Financing Activities:
   Common stock issued to settle debt                                           $          4,329,780 $         4,328,843
                                                                                ==================== ===================
   Common stock issued for acquisition of affiliate                             $                  0 $           979,000
                                                                                ==================== ===================
   Preferred stock issued for acquisition of consolidated subsidiaries          $          2,700,000 $         5,365,000
                                                                                ==================== ===================
   Issuance of promissory note and preferred stock to acquire subsidiaries      $                  0 $         5,365,000
                                                                                ==================== ===================
   Preferred stock issued to settle debt                                        $          4,900,000 $                 0
                                                                                ==================== ===================

     The accompanying notes are an integral part of the financial statements.

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements


(1)  Summary of Significant Accounting Policies

      The Company

     NewMarket Technology, Inc, (f/k/a IPVoice Communications, Inc.), (the "Company"), is a Nevada corporation which conducts business from its headquarters in Dallas, Texas. The Company was incorporated on February 19, 1997 as Nova Enterprises, Inc., changed its name to IPVoice Communications, Inc. in March of 1998, then to IPVoice.com, Inc. in May of 1999, back to IPVoice Communications, Inc. in January of 2001 and to NewMarket Technology, Inc., in July 2004. The Company is involved in the information technology industry, principally voice over internet, systems integration, homeland defense and medical office information technology. The following summarize the more significant accounting and reporting policies and practices of the Company:

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

     In June 2003, the Company entered into a term sheet agreement to acquire 51% of the common stock of IP Global Voice, Inc., ("IPGV"), a Delaware corporation headquartered in San Francisco, California. At the time of the agreement IPGV was a newly formed corporation. The Company acquired IPGV principally because the management team IPGVhad assembled with very experienced in the field, this endeavor was the Company's principal line of business prior to the acquisition of Vergetech and the Company believes to be a potentially very lucrative line of business. This term sheet required the Company to loan IPGV $100,000 on a Senior Secured Convertible Promissory Note, carrying an interest rate of 10% and maturing on March 30, 2004. Closing of the acquisition would occur when the Company loaned IPGV an additional $400,000 with the same terms as the initial $100,000. The Company completed the initial $100,000 on the date of signing the term sheet, a second $100,000 in August 2003, and the remaining $300,000 in September 2003, at which time the acquisition was considered closed. At closing the Company committed to invest $4,500,000 in IPGV in exchange for 6,000,000 shares of IPGV common stock; a warrant to purchase an additional 1,000,000 shares of IPGV common stock at a price of $1 per share and 2,250,000 shares of IPGV common stock in exchange for 2,250,000 shares of Series C Preferred Stock of the Company. In March 2004, the Company issued 2,000,000 shares of common stock, valued at $979,000, to acquire an additional 38% of IPGV. IPGV's assessed the fair value of the assets and liabilities purchased at historical book value, which gave rise to the recording of $979,000 in goodwill.


     In July 2003, the Company agreed to a term sheet agreement to acquire 100% of InfoTel Technologies, Pte, Limited, a Singapore company, from the debt holders of Appiant Technologies, Inc. The Company purchased

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

     Infotel as a means to expand the capabilities and reach of its now core business operations resulting from the Vergetech acquisition. This acquisition was based on a $4,000,000 purchase price. The Appiant Debenture holders received 3,000 shares of Series C Convertible Preferred Stock of the Company valued at $3,000,000 and a promissory note for $1,000,000. Subsequently this was modified to $3,300,000of preferred stock, (3,300 shares), and a $700,000 promissory note. There is a one year look-back holding that the Company's common stock underlying the conversion of the preferred stock must have a value of $3,000,000, (now $3,300,000), or the Company is required to either pay the holders the difference between $3,000,000 and the market price in cash, or sell Infotel and apply the proceeds to pay the difference. The preferred stock is convertible, 1/2 after one year and 100% after two years, at the lesser of the 20 day trailing average price per share of the common stock or $1 per share. Infotel's fiscal year end is September 30, therefore its operations are included for the full 12 months ended September 30, 2004, with no inclusion of its operations for the year ended September 30, 2003, as the acquisition closed in October 2003. The Company assessed the fair value of the assets and liabilities purchased at historical book value, which gave rise to the recording of $1,157,801 in negative goodwill. Please see the Company's Form 8-K/A filed June 2, 2004 for detailed information of the assets and liabilities purchased.

     In January 2004, the Company entered into a term sheet agreement to acquire 51% of the common stock of Digital Computer Integration Corp., ("DCI"), a Plano, Texas based corporation. The Company purchased DCI as its lead entree into the Homeland Security field. Under the terms of the agreement, the Company is required to loan DCI $100,000 spread over the following month, on a convertible note, bearing interest at 8% and convertible into common stock at the closing of the acquisition. Further, the Company is required to loan $250,000 at the acquisition closing under another convertible note bearing 8% rate of interest with no stated maturity and provide a line of purchase order financing to DCI in the amount of $1,000,000. The acquisition is based on a factor of one times signed 2004 revenue at the closing date, or an expected amount of approximately $5,000,000. This price carries a one year look back which can adjust the purchase price upward or downward based on actual recorded revenue for the year ended December 31, 2004, but in no event greater than a 30% adjustment. DCI's fiscal year end is December 31, therefore its operations are included for the full 12 months ended December 31, 2004, as the acquisition agreement was effective back to January 1, 2004. The Company assessed the fair value of the assets and liabilities purchased at historical book value, which gave rise to the recording of $932,507 in goodwill. Please see the Company's Form 8-K filed March 11, 2004 for detailed information of the assets and liabilities purchased.

     In January 2004, the Company entered into a term sheet agreement to acquire 100% of the common stock of RKM Suministros, C.A., ("RKMV"), and RKM USA Corp., Inc., ("RKMM"). RKMV is a Venezuela corporation and is headquartered in Caracas. RKMM is a Miami based US corporation. The Company purchased RKMV and RKMM as a means to expand the capabilities and reach of its now core business operations resulting from the Vergetech and Infotel acquisitions. The purchase price of RKMV is $2,000,000, to be paid in the form of shares of Series C Convertible Preferred Stock of the Company. The sales price is based on one times gross revenue. The sellers cannot convert for the first six months. At the end of six months the seller can convert up to $600,000 worth of the preferred shares and an additional $400,000 after nine months and the balance after the first anniversary. The sellers are restricted from any conversions that would represent a greater than 4.9% stake in the then issued and outstanding common stock of the Company. This agreement carries a one year look back with an adjustment in the sales price of a maximum of 30% upward, (maximum price of $2,600,000), and 20% downward, ($1,600,000 minimum price). This look back is based on the one year revenues of RKMV and RKMM for the immediately preceding 12 months. Revenue variations resulting in exchange rate fluctuations between the US dollar and Venezuelan Bolivare are specifically excluded for these purposes. In addition, there is a second look back provision, which allows for the reversal of some to all of the transaction if the Company's common stock does not have a minimum of $20,000,000 in trading volume over the immediately preceding 12 months. If,

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

     during the first 12 months after closing, the Company experiences a change of control, the sellers conversion rights are immediately accelerated to 100%. If prior to the conversion of the Prefered stock, the Company is sold or otherwise no longer a publicly traded entity, the sellers may opt to reverse the acquisition. The purchase price of RKMM is $1. The Company is obligated to lend RKM $40,000 within 10 days, $30,000 within 60 days and $30,000 within 90 days after the closing. The Company is also obligated to lend RKM $1,000,000 in additional funds in conjunction with contracted projects which have a minimum 25% pre-tax profit margin. This acquisition was closed in April 2004. RKMV's and RKMM's fiscal year end is December 31, therefore its operations are included for the full 12 months ended December 31, 2004, as the acquisition agreement was effective back to January 1, 2004. The Company assessed the fair value of the assets and liabilities purchased at historical book value, which gave rise to the recording of $1,897,733 in goodwill. Please see the Company's Form 8-K/A filed June 10, 2004 for detailed information of the assets and liabilities purchased.

     In February 2004, the Company entered into a purchase agreement to acquire 51% of the common stock of Medical Office Software, Inc., ("MOS"), a Florida corporation headquartered in Ft. Lauderdale, Florida. The Company purchased MOS as its lead entree into the Medical software field The purchase price is $1,000,000, payable by conversion of a $150,000 note that a major stockholder of MOS owes to VTI, a related party of the Company, $300,000 in cash and $550,000 , (550 shares), in shares of Convertible Preferred Stock of the Company. MOS' fiscal year end is December 31, therefore its operations are included for the full 12 months ended December 31, 2004, as the acquisition agreement was effective back to January 1, 2004. The Company assessed the fair value of the assets and liabilities purchased at historical book value, which gave rise to the recording of $1,149,184 in goodwill. Please see the Company's Form 8-K filed February 10, 2004 for detailed information of the assets and liabilities purchased.

     In August 2004, the Company acquired 100% of Netsco., Inc., a North Carolina corporation. The Company purchased Netsco to strengthen its position in the Homeland Security industry. The Company issued 3,000 shares Series F Convertible Preferred Stock of the Company, valued at $3,000,000. These shares were issued without any registration rights for the underlying common shares. The sellers are restricted from any conversions that would represent a greater than 4.9% stake in the then issued and outstanding common stock of the Company. This agreement carries a one year look back with an adjustment in the sales price of a maximum of 30% upward for revenues greater than $1 million, (maximum price of $3,900,000), and 30% downward for revenues less than $1 million, ($2,100,000 minimum price). Netsco's fiscal year end is December 31, therefore its operations are included for the full 12 months ended December 31, 2004, as the acquisition agreement was effective back to January 1, 2004. The Company assessed the fair value of the assets and liabilities purchased at historical book value, which gave rise to the recording of $3,260,650 in goodwill. Please see the Company's Form 8-K filed June 10, 2004 for detailed information of the assets and liabilities purchased.

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

     In January 2005, the Company entered into a definitive agreement to acquire Gaozhi Communications of

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

     Shanghai, People's Republic of China. NewMarket formed a new then wholly owned subsidiary, NewMarket Technology China, Inc., will own 90% of Gaozhi, and in turn will be owned 51% by NewMarket, 40% by the stockholders of Gaozhi and 9% by a third party.

     In February 2005, the Company entered into a definitive agreement to sell its 51% stockholding of DCI to Defense Technology Systems, Inc., (DFTS), in exchange for two classes (C & D), of DFTS preferred stock. The Class C preferred shares are convertible into ten million shares of common stock of DFTS.

     In April 2005, the Company acquired 51% of Vera Technology Corp. in exchange for 1,300 shares of Series H Convertible Preferred Stock, valued at $1.3 million.

     In June 2005, the Company acquired substantially all of the assets of Corsa Network Technologies, Inc., in exchange for $100,000 in cash and the issuance of 1,400 shares of Series I 8% Convertible Preferred Stock, valued at $1.4 million.

     c)   Principles of consolidation
     The consolidated financial statements include the accounts of NewMarket Technology, Inc. and its wholly owned and majority owned subsidiaries. All inter-company balances and transactions have been eliminated. Infotel, the Company's Singapore based subsidiary, has been on a September 30 fiscal year end since its inception. The Company elected, pursuant to Accounting Research Bulletin "ARB" 51, to account for the operations of Infotel on a matching period to matching period with the parent's financials. This means that should there be a significant shift in Infotel's operations, positive or negative, it will not be reflected in the consolidated financials for an additional 90 days.

     d)   Net income per share
     Basic net income per weighted average common share is computed by dividing the net income(loss) by the weighted average number of common shares outstanding during the period. Fully diluted includes all common shares that would be required to be issued of various convertible instruments at their stated conversion rates using December 31, 2005, market price of the underlying common stock.

     e)   Stock compensation for services rendered
     The Company issues shares of common stock in exchange for services rendered. The costs of theservices are valued according to accounting principles generally accepted in the United States and are been charged to operations as earned.

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

     g)   Intangibles
     In June 2002, goodwill in the amount of $2,756,327 was recorded in conjunction with the net asset acquisition from Vergetech. Goodwill amounting to $18,334,707 was recorded in conjunction with the acquisitions in 2003, 2004 and 2005. The Company also evaluates, at least annually, for potential impairment, this recorded amount, by means of a cash flow analysis in accordance with Statement of Financial Accounting Standard No. ("SFAS") 142.

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements



     In 2004, as a result of the acquisition of Infotel, the Company recorded as an asset in its consolidated balance sheet, Software Code. (See Note 1b) This asset is a permanent license for the "Uone" unified messaging service system. In addition, Infotel received the underlying coding for this software. Uone was acquired by Cisco Systems from Amtiva Technology in 1999. In 2001, Cisco sold the operating division which was utilizing this software to CMG Wireless Data Solutions. In April 2000, Appiant, the then sole stockholder of Infotel, purchased this license from Cisco for $10,000,000. Appiant paid $3,000,000 of this license fee and the $7,000,000 balance was later forgiven as a result of a settlement agreement between Cisco and Appiant as part of Cisco's decision to sell the operating division to CMG. Appiant had borrowed $5,000,000 from Infotel which was secured by this license and code. When Appiant defaulted on this note, Infotel forclosed on the license and code. Even though this license and code were valued at $10,000,000 based on the license fee between Appiant and Cisco, Infotel has elected to value the license and code, on its books, at the amount of the defaulted note, $5,000,000. The software license and code were incidental to the Company's purchase of Infotel, however the Company realized how this software license and code could be utilized through its majority-owned subsidiary, IP Global Voice, "IPGV". The Company began utilizing this software in the IPGV services offered to its customers. The Company believes that the remaining useful life of this asset is approximately 10 years, therefore it is being amortized over this period beginning in 2004. Expenditures to modify, maintain and update the software will be expensed when incurred. The Company also evaluates at least annually, for potential impairment and its assumption of the remaining life, the recorded value of this software license and code, by means of a cash flow analysis in accordance with SFAS 142. The Company began deriving revenue in 2004, from the use of this software through its majority-owned subsidiary, IPGV. Amortization amounted to $384,771 and $420,043 in 2005 and 2004, respectively.

     h)   Revenue recognition
     As a result of the multiple acquisitions in 2003, 2004 and 2005, the Company now has three distinct revenue streams: (1) Services, (approximately 78% of revenue), and computer programming services. This revenue is recognized as services are provided and billed to the customers.
     (2) Contract, (approximately 6%of revenue), which is principally an ongoing service revenue stream, such as training contracts, technical support contracts., etc. This form of revenue is recognized monthly as earned and billed. And, (3), products, (approximately 16%of revenue), which is the sale of hardware and software, generally installed. Sometimes the hardware and/or software are customized under the terms of the purchase contract. This revenue is recognized as the products are delivered and the customer accepts said products. Any portions of such contracts which may include installation, training, conversion, etc. are recognized when such services have been completed. Any ongoing support, training, etc., is separately structured and is accounted for in contract revenue and in accordance with the contracts.

     i)   Concentrations of risks - Geographic
     As a result of the various acquisitions in 2003, 2004 and 2005, the Company now has offices, employees and customers in a variety of foreign countries. Its three foreign based subsidiaries are located in Singapore, Caracas, Venezuela and Ningbo, Peoples Republic of China. DCI, now a subsidiary of DFTS, also based in Dallas, serves customers located in Western Europe, as well as within the United States. RKM, based in Caracas, Venezuela, serving Latin America, represents approximately 17% of the Company's total revenue and 4% of total assets. Infotel, based in Singapore, and serving Asia, represents approximately 6% of the Company's total revenue and 13% of total assets. Clipper Technology, based in Ningbo, China, serving Asia, represents approximately 15% of theCompany's total revenue and 7% of total assets.

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements



     j)   Investment in unconsolidated affiliates/subsidiaries
     The Company accounts for its investments in affiliates and subsidiaries in accordance with SFAS 94, and ARB 51. At December 31, 2003, the Company reflected a $4,000,000 investment in an unconsolidated subsidiary, Infotel Technologies, Pte, LTD. (See Note 1b). Infotel's fiscal year end is September 30, while NewMarket's fiscal year end is December 31. Although the Company agreed to a term sheet for this acquisition in July 2003, the acquisition was not closed until October 2003, which was after Infotel's fiscal year end and before the Company's. In accordance with paragraph 4 of ARB 51, the Company consolidates Infotel on an October through September basis with the Company's January through December operations.

     At December 31, 2004, the Company had the same situation with its acquisition of 51% of Logicorp Systems, Ltd. (See Note 1b). Logicorp's fiscal year end is August, and the company closed this acquisition at the end of August 2004. In addition, this acquisition is staged as to payments for the total of 51%, which had not all been paid at December 31, 2004. In addition, some portion of this ownership interest may be temporary in nature, (SFAS 94, paragraph 13). The balance of the Company's investment in affiliates at December 31, 2005, is composed of payments toward the purchase of 20% equity positions in Red Moon and Sensitron and a purchase of a 25% equity position of TekVoice. The purchase of these three equity positions had not been paid in full at December 31, 2004, nor do they represent a controlling holding in these companies.

     The Company accounts for its investment in affiliates, defined as those whereby the Company owns less than 51% of the issued and outstanding common stock of the affiliate and the Company does not exercise control over the operations of the affiliate, by the equity method of accounting. At December 31, 2005, the Company did not record any income or loss , nor adjust its investment account, by the net income or loss of the affiliates, as the actual equity percentage paid for was the investments was less than 10%, with a concurrent de minimus net income/loss related thereto.

     k)   Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised), "Share-based Payment" ("SFAS 123(R)"). SFAS 123 (R) replaces SFAS 123 and supersedes APB 25. SFAS 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS 123(R) requires that the costs resulting from all share-based payments transactions be recognized in the financial statements. SFAS 123(R) applies to all awards granted after the required effective date and shall not apply to awards granted in periods before the required effective date, except if prior awards are modified, repurchased, or cancelled after the effective date. SFAS 123(R) also amends SFAS No. 95, "Statement of Cash Flows", to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The Company does not expect the adoption of SFAS 123(R) to have an impact of its financial position or operating results.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets. SFAS 153 is an amendment of APB Opinion 29 and is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (IASB). SFAS 153 is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. APB Opinion 29 makes exceptions for these non-monetary exchanges. The Company does not expect the adoption of SFAS 153 to have an impact of its financial position or operating results.

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS 154 is an amendment of APB Opinion 20 and FASB Statement No. 3. This statement changes the requirements for the accounting for and reporting of a change in accounting principal. This Statement applies to all voluntary changes in accounting principal and to changes required by an accounting pronouncement in unusual instances that the pronouncement does not include specific transition provisions. The Company does not expect the adoption of SFAS 154 to have an impact of its financial position or operating results.

(2)  Stockholders' Equity
     The Company has authorized 300,000,000 shares of $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 108,737,365 shares of common stock issued and outstanding at December 31, 2005. The Company had 100 shares of Series A preferred stock, 0 shares of Series B preferred stock, 2,303 shares of Series C preferred stock, 550 shares of Series D preferred stock, 1,100 shares of Series E preferred stock, 3,000 shares of Series F preferred stock, 4,900 shares of Series G preferred stock, 1,300 shares of Series H preferred stock and 1,400 shares of Series I preferred stock issued and outstanding, respectively, at December 31, 2005. Please (See
     Note 1b), Significant Acquisitions, for the rights and privileges of each series of Preferred Stock, Series C through I.


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

     In the first quarter of 2004, the Company issued 1,075,257 shares of common stock for the conversion of the final remaining 503 shares of Preferred Series B outstanding. The Company issued 25,087,115 shares of common stock for the conversion of $4,328,843 of convertible debt, at $0.17 per share. The Company issued 2,668,845 shares of restricted common stock pursuant to consulting contracts with four individuals. These shares were valued at $799,190, or $0.30 per share. Most of these contracts are prospective for a period of one year, therefore the Company is amortizing their expense over the life of the contracts. The Company issued 2,000,000 shares of restricted common stock to acquire an additional 38% of IP GlobalVoice. These shares were valued at $979,000, or $0.4895 per share. The Company issued 550 shares of restricted preferred stock, Series D, to acquire 51% of the common stock of Medical Office Software, Inc. These shares were valued at $365,000. The Company issued 2,000 shares of restricted preferred stock, Series E, to acquire 100% of the common stock of RKM Suministros, S.A. These shares were valued at $2,000,000. The Company issued 3,000 shares of restricted preferred stock, Series F, to acquire 100% of the common stock of Netsco, Inc. These shares were valued at $3,000,000.

     In January 2005, the Company issued 100,000 shares of common stock as a penalty for not paying a note payable on its due date. These shares were valued at $62,500, or $0.625 per share. During 2005, the Company issued 18,572,309 shares of common stock to convert $4,329,780 of convertible debt and accrued interest, or $0.233 per share. During 2005, the Company issued 3,700,000 shares of common stock for services to seven parties. Five agreements are prospective for 1 year and the other was under an agreement 18 months earlier with a term of 1 year. These shares were valued at $1,373,775, or $0.37 per share. In 2005, the Company issued 400,000 shares of common stock to fund the settlement of a lawsuit and 151,996 shares to settle two other disputes. These shares were valued at $499,438, or $0.905 per share. In 2005, the Company issued 4,047,057 shares of common stock to convert 997 shares of Series C and 900 shares of Series E

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

     preferred stock. In the second quarter, the Company issued 4,900 shares of Series G preferred stock to convert $4,900,000 of long-term debt. In the second quarter, the Company issued 1,300 shares of Series H preferred stock to acquire 51% of Vera Technology Corp. In the third quarter, the Company issued 1,400 shares of Series I preferred stock to acquire substantially all of the assets of Corsa Network Technologies through IPGV, a majority owned subsidiary of the Company.

     At December 31, 2005, the shares of preferred stock represented approximately 46,097,452 shares of common stock, had they been eligible to be and been elected to be converted on December 31, 2005. Had the preferred shares that were eligible to be converted, been converted at December 31, 2005, they represented approximately 9,200,000 shares of common stock.

(3)  Income Taxes
     Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry- forwards for income tax purposes of approximately $7,248,000 which expire beginning
     December 31, 2117. There may be certain limitations on the Company's ability to utilize the loss carry-forwards in the event of a change of control, should that occur. In addition, the Company amortizes goodwill for income tax purposes, but not for reporting purposes. The amount recorded as a deferred tax asset, cumulative as of December 31, 2005, is $4,300,000, which represents the amount of tax benefits of the loss carry-forwards and goodwill amortization. The Company has established a valuation allowance for this deferred tax asset of $4,300,000, as the Company has no long-term history of profitable operations, in substantive amount necessary to utilize this asset. The significant components of the net deferred tax asset as of December 31, 2004 are:


Net operating losses               $           2,900,000
Goodwill amortization                          1,400,000
                                   ---------------------
Valuation allowance                           (4,300,000)
                                   ---------------------
Net deferred tax asset             $                   0
                                   =====================

     The Company utilized approximately $1,100,000 and $23,000 of its deferred tax asset for the years ended December 31, 2005 and 2004, respectively. Infotel had a current income tax payable in Singapore of $64,100 for their year ended September 30, 2005, and a long-term deferred income tax liability in Singapore of $3,600.

(4)  Commitment and Contingencies
     a) Litigation matters. The Company is a party to legal matters arising in the general course of business. The outcome of any of these matters is not expected to have a material adverse effect on the Company's results of operations or financial position.

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

     b) Leases. In December 2003, the Company entered into an agreement to lease approximately 700 square feet of officer space in Dallas, Texas, to serve as the Company's headquarters. The lease is for a period of five years with an annual rent of $12, 957. The charge is inclusive of real-estate taxes but does not include common area charges and utilities.

(5)  Convertible debt
     In 2003, the Company retired $1,387,191 of convertible debt and accrued interest. This debt was retired by issuing 22,333,606 shares of common stock. In November and December 2003, the Company borrowed $1,800,000 in four traunches from two parties, both of whom have been holders of the Company's preferred and common stock. The terms of all four traunches are the same; payment of principal two years from the date of issuance; 8% interest rate, payable quarterly in cash or common stock of the Company and a 12% discount from the face amount of the note. The combination of the amortization of the discount and stated interest rate equals a 14% rate of interest annually. The debt is convertible in whole or in part into share of the Company's common stock at the debt holders option. The conversion price is the trailing ten day average closing price of the common stock.

     In December 2003, the Company issued a $700,000 promissory note to the debt holders of Appiant Technology, Inc. as a portion of the purchase price of Infotel Technologies, Pte, Limited. The terms of this note are: $100,000 payable in February and March 2004, $50,000 each month thereafter. This note carries no stated interest rate.

     In 2004, the Company retired $4,328,843 of convertible debt by issuing 25,087,115 shares of restricted common stock. In 2005, the Company retired $4,329,780 of convertible debt by issuing 18,572,309 shares of restricted common stock At December 31, 2005, the Company has $3,844,000, carrying an 8% interest rate, of debt that is convertible into approximately 40 million restricted common shares at the election of the debt-holder, a related party.

     In June 2005, the Company exchanged a $4.9 million convertible note issued pursuant to its acquisition of a majority interest in DCI, for the issuance of 4,900 shares of Series G 4% Convertible Preferred Stock valued at $4.9 million.

(6)  Earnings per share

     Following is the disclosure required by SFAS 128:

         For the year ended December 31, 2005

                                             Income         Shares    Per-Share
                                          (Numerator)  (Denominator)   Amount
                                          -----------  -------------  ---------
Basic EPS:
Income available to common stockholders    $2,908,949     95,814,972      $0.03
Effect of Dilutive Securities:
Convertible preferred stock                         0     46,944,200
Convertible debt                                    0     40,000,000
                                          -----------  -------------
Diluted EPS:
Income available to common stockholders
+ assumed conversions                        $154,044    182,759,172      $0.02
                                          ===========  =============  =========

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(7)  Software
     Infotel, the Company's wholly-owned Singapore based subsidiary, owns a software package, which Infotel acquired from its former parent, Appiant Technologies, as settlement for debt owed Infotel by Appiant of approximately $8 million. Appiant acquired the software from Cisco. Cisco acquired the software from Amtiva for a reported $100 million. The Company has impaired the value of the software to $5.2 million. In addition, the Company recorded negative goodwill of $1,158,000 as a result of the acquisition of Infotel from the creditors of Appiant. Negative goodwill is spread pro-rata against all long-lived assets of Infotel, rather than being recorded as part of goodwill. This software was the only long-lived asset of Infotel, therefore its book value is further reduced by $1,158,000, leaving a net value of approximately $4 million. The Company believes that this software has a remaining useful life of 10 years from acquisition date, therefore, the Company is amortizing the balance at a rate of approximately $100,000 per quarter.

(8)  Deposit on investment in unconsolidated affiliates
     The Company entered into an agreement to purchase a general technology service business, Logicorp, in the second half of 2004. The acquisition was never completed regardless of the fact that the Company paid in excess of $1 million in cash out of a $2.1 million total purchase price. The terms of the purchase agreement were never completely executed though substantially more than $1 million in cash of a total $2.1 million of an agreed purchase price was paid. Some joint operations between Logicorp and NewMarket ensued, but since the agreement was never fully executed, (NewMarket did not pay the full purchase amount and no Logicorp shares were ever issued to NewMarket), the contemplated acquisition was never recorded in the NewMarket financials as an acquistion. The cash paid by the Company was otherwise recorded as an investment in an unconsolidated affiliate. Ultimately, Logicorp did not prove to be a viable or sustainable business and the operations of Logicorp have been closed or divested. The Company has entered into an agreement with the sellers to exchange the contemplated equity position in Logicorp for a minority equity position in a financial services software company named Broker Payment Services. NewMarket anticipates the terms of this agreement to be completed by the end of 2005in April, 2006. If the contemplated agreement to alternatively purchase an equity position in Broker Payment Services is not fully executed, NewMarket may have to record the cash partial payment made as a loss. Even if the alternative contemplated agreement is fully executed, NewMarket may still need to discount or record an impairment of the investment amount. agreement is fully executed, NewMarket may still need to discount or record an impairment of the investment amount.

(9)  Subsequent Events (Unaudited)

     In January 2006, the Company entered into a defintive agreement to acquire a 100% interest in UniOne Consulting, Ltda, a systems integration operation based in Sao Paulo, Brazil. The purchase price of $6,460,320 will be paid in cash in various tranches over the next four years. The purchase price may be increased to $8,539,680 based on various criteria.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 23, 2005, the Board of Directors of the Company was notified by Durland & Company, CPAs ("Durland") that it was resigning as its independent registered public accountants due to the fact that Durland only has one partner and, as a result, cannot satisfy the partner rotation requirement. On February 23, 2005, the Company engaged the firm of Pollard-Kelley Auditing Services, Inc. ("PKASI") to serve as its independent registered public accountants for the fiscal year ended December 31, 2004.

During the two fiscal years ended December 31, 2004 and 2003 and through February 23, 2005, (i) there were no disagreements between the Company and Durland on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Durland would have caused Durland to make reference to the matter in its reports on the Company's financial statements, and (ii) Durland's reports on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles; provided, however, Durland issued a going concern opinion with respect to its report on the Company's financial statements for the year ended December 31, 2002. During the two fiscal years ended December 31, 2004 and 2003 and through February 23, 2005, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.


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

Item 8B. Other Information

None.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act

The following table sets forth information with respect to the sole executive officer and directors of NewMarket Technology, Inc. as of March 31, 2006.



Name                 Age        Position
----------------     ---        ----------------------------------
Philip M. Verges      40        Chairman, Chief Executive Officer,
                                Director since June 2002
Philip J. Rauch       45        Chief Financial Officer
Michael Tinsley       53        Board Member
Bruce Noller          49        Board Member
Kenneth Blow          49        Board Member
Hugh G. Robinson      73        Board Member

     PHILIP VERGES, Chief Executive Officer and Chairman of NewMarket Technology, Inc., previously managed VTI since its inception. Mr. Verges is an experienced executive manager, with a track record in both telecommunications and high technology. Mr. Verges is a 1988 graduate of the United States Military Academy. His studies at West Point centered on national security. Accelerated for early promotion, Mr. Verges served with distinction as a U.S. Army Captain in a wide variety of important engagements to include research and development of counterterrorism communication technologies and practices.

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

     PHILIP J. RAUCH, Chief Financial Officer, brings substantial financial and corporate development talent and experience to NewMarket. Mr. Rauch holds a Bachelor of Science in Economics degree with honors from the University of Pennsylvania Wharton School of Business, with a concentration in finance and accounting. Since February 2004, Mr. Rauch has been the Chief Operating and Financial Officer of Defense Technology Systems, Inc. Beginning in 1997, Mr. Rauch served in a senior capacity at AboveNet, Inc. (formerly Metromedia Fiber Network, Inc.) as Vice President, Business Operations, and later as Controller. From 1993 to 1997, Mr. Rauch was Vice President and Chief Financial Officer of Columbus Construction, a heavy construction company with several plant facilities. From 1989 to 1993, he was Vice President and Chief Financial Officer of F. Garofalo Electric Co., a Local #3 IBEW engineering and construction company. Mr. Rauch has further earned a certificate in Construction Management from the Institute of Design and Construction in New York. He is currently a member of the American Management Association and the Construction Financial Management Association.

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

     BRUCE NOLLER, board member, is currently the President of Noller & Associates, Inc., Mr. Noller brings to the Board over 25 years of Financial, Operational and Marketing experience. Before he founded his own firm in 1994, he served as Vice President for Integrated Control Systems, a worldwide management consulting firm. During that time, Mr. Noller proposed and oversaw engagements with a variety of industries including healthcare, distribution, manufacturing, retail, banking, insurance, mining and telecommunications. With an approach that emphasizes implementation with measurable results, Mr. Noller's current firm focuses on improving existing financial and management systems. Mr. Noller has international management consulting experience in Singapore, Malaysia, China, Canada, Latin America and Europe.

     KENNETH BLOW, board member, is the CEO and founder of Information Services Group, Inc. (ISG). ISG was founded in 1988 as a Dallas based 100% minority-owned IT corporation. ISG has performed services for companies such as: Dow Chemical, NEC Corp., Johnson Controls, Dean Foods and EDS. ISG holds the record for winning the largest professional services contract ever awarded to a minority firm in the state of Texas. In 1994, ISG was awarded a $25.2 million contract to re-engineer the state's Medicaid Contract in Austin, Texas for the Department of Health. Mr. Blow graduated from Prairie View A&M University in 1979 with a BA in Finance. Mr. Blow is on the Advisory Board for the College of Business for Prairie View A&M. Mr. Blow started his career with Xerox Corporation as a marketing representative and then moved to Digital Equipment Corporation as a major account manager in the energy market. His last corporate assignment was with Microtel Pacific Research in Vancouver, British Columbia where he was a national account manager.

     HUGH G. ROBINSON, board member, is a former Chairman and Board Member of the Federal Reserve Bank of Dallas and served as an officer in the United States Army retiring with the rank of Major General. Mr. Robinson is currently a member of the Board of Directors of CarMax, Inc., Aleris International, Inc.and a member of the Advisory Board of TXU Corp. Mr. Robinson is a graduate of the U.S. Military Academy at West Point, New York and earned a Master's Degree in Civil Engineering at Massachusetts Institute of Technology (MIT). He received an honorary Doctor of Laws degree from Williams College and attended the Harvard Management Program for Executives. Mr. Robinson's military career included a number of prestigious posts that included aide de camp to President Lyndon B. Johnson. After retiring from the military, Robinson joined The Southland Corporation as vice president and president of Cityplace Development
Corporation, a subsidiary of Southland. From 1989 through 2002, Mr. Robinson served as Chairman and Chief Executive Officer of The Tetra Group, Inc., a Dallas construction management company with divisions in Minority Business Development and affordable housing. Mr. Robinson serves on the Board of Directors of the North Texas Public Broadcasting Co., Inc., the LBJ Foundation, Inc., and the Better Business Bureau. He is a member of the Dallas Citizens Council, the National Society of Professional Engineers, the Greater Dallas Chamber and the Dallas Black Chamber.

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

Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of two directors. A copy of our audit committee charter is filed as an exhibit to this Form 10-KSB. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and,
(5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Code of Ethics

We have adopted a corporate code of ethics that applies to our chief executive officer and our chief financial officer. A copy of the code of ethics is filed as an exhibit to this Form 10-KSB. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.


Item 10. Executive Compensation

This table summarizes the before-tax compensation for the Chief Executive Officer who was the only executive officer of the Company during fiscal 2005.

                              Summary Compensation

                                                      Long-Term     All Other
                                                    Compensation  Compensation
                                        Annual      ------------
                                      Compensation     Awards
                                    --------------- ------------
                                                     Securities
           Name and                                  Underlying
      Principal Position       Year  Salary   Bonus  Options
------------------------------ ---- --------- ----- ------------ ------------
Philip M. Verges               2005  $125,000    --      --           --
   Chairman,                   2004    60,000    --      --           --
   Chief Executive Officer,    2003    60,000    --      --           --
   Director (since June 2002)
------------------------------ ---- --------- ----- ------------ ------------
Philip J. Rauch (1)            2005      0       --      --           --
   Chief Financial Officer     2004      0       --      --           --
   (since Feb 2006)            2003      0       --      --           --
------------------------------ ---- --------- ----- ------------ ------------

(1) Mr. Rauch became Chief Financial Officer in February 2006 and therefore was paid no salary in any prior fiscal years.

Option Grants in 2005

We maintain no stock option plan or long-term incentive plans at this time.

Option Exercises in 2005 and 2005 Year-End Option Values

We maintain no stock option plan at this time. As such, none of the executive officers listed in the Summary Compensation Table exercised stock options or held unexercised stock options during 2005.

Compensation of Directors

We have no arrangements for compensating our directors for attendance at meetings of the board of directors. We do reimburse directors' necessary travel expenses in connection with meetings. The Chairman and Chief Executive Officer of the Company served as the sole member of the Board of Directors until 2004. Given the composition of the board of directors, we did not maintain a compensation or audit committee until 2005. In 2005, we formed a compensation and audit committee consisting of independent members, using the definition of independence set forth by the National Association of Securities Dealers' listing standards.


Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2005, certain information regarding beneficial ownership of the Common Stock held by each person known by the Company to own beneficially more than 5% of the Common Stock, each of the Company's directors, each of the executive officers named in the Summary Compensation Table, and all of the Company's executive officers and directors as a group.

Beneficial ownership is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. In general, beneficial ownership includes any shares a director, executive officer or other 5% holder can vote or transfer, shares subject to stock options and warrants that are exercisable currently or become exercisable within 60 days and shares subject to convertible securities that are convertible currently or within 60 days. These shares are considered to be outstanding for the purpose of calculating the percentage of ownership of the stockholder holding these options, warrants or convertible securities, but are not considered to be outstanding for the purpose of calculating the percentage ownership of any other person. Percentage ownership is based on 108,737,365 shares of common stock and the cumulative shares of convertible preferred stock (each share of preferred stock is, at the holder's option, convertible into shares of common stock, subject to certain antidilution protection) outstanding as of December 31, 2005 and resulting in a fully diluted weighted average of 182,759,172 shares of common stock. Except as otherwise noted, the stockholders named in this table have sole voting and dispositive power for all shares shown as beneficially owned by them.

                                          Shares of Common                       Shares of
                                               Stock                            Convertible      Percentage
                                            Beneficially       Percentage     Preferred Stock  of Convertible
                                               Owned        of Common Stock Beneficially Owned Preferred Stock
----------------------------------------- ---------------- ---------------- ------------------ ---------------
Named Executive Officers and Directors
----------------------------------------- ---------------- ---------------- ------------------ ---------------
Philip M. Verges (1)(5)                       22,000,000         20.3%               --               --
Michael Tinsley (2)                            1,000,000          0.9%               --               --
Bruce Noller (3)                                 250,000          0.2%               --               --
----------------------------------------- ---------------- ---------------- ------------------ ---------------
All current Officers and Directors            23,250,000         21.4%
----------------------------------------- ---------------- ---------------- ------------------ ---------------
VergeTech, Inc. (4)(5)                        22,000,000         20.3%               --               --
----------------------------------------- ---------------- ---------------- ------------------ ---------------

(1) Mr. Verges's address is c/o NewMarket Technology, Inc., 14860 Montfort Drive, Suite 210, Dallas, Texas 75254.
(2) Mr. Tinsley's address is c/o NewMarket Technology, Inc., 14860 Montfort Drive, Suite 210, Dallas, Texas 75254.
(3) Mr. Noller's address is c/o NewMarket Technology, Inc., 14860 Montfort Drive, Suite 210, Dallas, Texas 75254.
(4) VergeTech, Inc.'s address is 14860 Montfort Drive, Suite 210, Dallas, Texas 75254.
(5) Mr. Verges as the sole director and officer and a substantial stockholder of VergeTech is deemed be the beneficial owner of VergeTech's shares


Item 12. Certain Relationships and Related Transactions

None


Item 13. Exhibits

(a) Exhibits

EXHIBIT
NO.       DESCRIPTION OF EXHIBIT
------    ---------------------------------------
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

14.1 *    NewMarket Technology, Inc. Code of Ethics

14.2 *    NewMarket Technology, Inc. Audit Committee Charter

16.1 Durland & Company, CPAs, PA letter regarding change of accountant. (Filed as Exhibit 16.1 to the Company's Form 8-K filed February 28, 2005 and incorporated herein by reference.)

31.1 * Certification of Chief Executive Officer Pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934 as amended.

31.2 * Certification of Chief Financial Officer Pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934 as amended.


32.1 * Certification of Chief Executive Officer Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2 * Certification of Chief Financial Officer Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
--------------------------
*    Filed Herewith


Item 14. Principal Accountant Fees and Services

Summarized below is the aggregate amount of various  professional fees billed by
our  principal  accountants,   Durland  and  Company,  CPAs,  PA,  in  2004  and
Pollard-Kelley Auditing Services Inc. in 2005:

                                        2005          2004
                                     ---------      ---------

Audit fees                           $  95,000      $  50,000
Audit-related fees                      63,250         37,500
Tax fees                                     0            0
All other fees, including tax
consultation and preparation                 0            0

No fees were paid to Pollard-Kelley Auditing Services Inc. in 2004. All audit fees are approved by the Audit Committee of our Board of Directors. Durland and Company, CPAs, PA, and Pollard-Kelley Auditing Services Inc. do not provide any non-audit services to the Company.

                                     PART IV

                                   Signatures

In accordance with Section 13 or Section 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           NewMarket Technology, Inc.
                                  (Registrant)


Date:   March 31, 2006

                     By: /s/ Philip M. Verges
                       ----------------------------------------------------
                       Philip M. Verges
                       Chief Executive Officer and
                       Chairman of the Board of Directors

Date:   March 31, 2006

                     By: /s/ Philip J. Rauch
                       ----------------------------------------------------
                       Philip J. Rauch
                       Chief Financial Officer


In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Philip M. Verges
---------------------      Chief Executive Officer and          March 31, 2006
   Philip M. Verges        Chairman of the Board


/s/Michael Tinsley
---------------------            Director                       March 31, 2006
   Michael Tinsley

/s/Bruce Noller
---------------------            Director                       March 31, 2006
   Bruce Noller

/s/Kenneth Blow
---------------------            Director                       March 31, 2006
   Kenneth Blow

/s/Hugh G. Robinson
---------------------            Director                       March 31, 2006
   Hugh G. Robinson