Form 10QSB
period 2006-03-31
NewMarket Technology Inc
filed 2006-05-16
CIK 1092083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark-One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 000-27917


                           NewMarket Technology, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)


    NEVADA                                                       65-0729900
--------------------------------------------------------------------------------
(State or other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organizat                                  Identification No.)


                         14860 Montfort Drive, Suite 210
                               Dallas, Texas 75254
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (972) 386-3372
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check  whether the  registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes [X]        No [_]



Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

                Large Accelerated Filer [_]
                Accelerated Filer [_]
                Non-Accelerated Filer [X]



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [_] No [X]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 15, 2006, the registrantwe had 146,503,231 shares of our common stock outstanding.

                                      INDEX
                           NEWMARKET TECHNOLOGY, INC.


PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets--
            March 31, 2006 and March 31, 2005.

            Condensed Consolidated Statements of Operations--
            Three Months Ended March 31, 2006 and 2005.

            Condensed Consolidated Statements of Cash Flows--
            Three Months Ended March 31, 2006 and 2005.

            Notes to Condensed Consolidated Financial Statements--
            March 31, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Item 4.     Controls and Procedures


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.     Defaults Upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information.

Item 6.     Exhibits and Reports on Form 8-K.

SIGNATURES

CERTIFICATIONS

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                           NewMarket Technology, Inc.
                           Consolidated Balance Sheet

                                                                               March 31, 2006     December 31, 2005
                                                                             --------------------------------------
                                                                                 (Unaudited)

                ASSETS
CURRENT ASSETS
   Cash                                                                      $   2,967,655          $  3,106,521
   Accounts receivable, net of allowance of $55,936 and $26,389                 11,525,636            15,060,648
   Inventory, at cost                                                            1,220,284             1,237,063
   Prepaid expenses, deposits and other current assets                           1,053,792             1,239,323
                                                                             -----------------------------------
          Total current assets                                                  16,767,367            20,643,555
                                                                             -----------------------------------
PROPERTY AND EQUIPMENT
   Computer and office equipment                                                 2,715,668             2,499,759
   Less: Accumulated depreciation                                               (1,728,049)           (1,914,000)
                                                                             -----------------------------------
          Total property and equipment                                             987,619               585,759
                                                                             -----------------------------------
OTHER ASSETS
   Notes receivable including accrued interest                                   3,527,777             3,324,541
   Investment in unconsolidated affiliates/subsidiaries                          9,012,512             1,012,512
   Deposit on investment in unconsolidated affiliates                                    0             1,250,000
   Goodwill                                                                     23,212,420            21,091,034
   Software code, net of accumulated amortization                                3,175,549             3,219,254
   Intangible property                                                             106,356               385,532
                                                                             -----------------------------------
          Total other assets                                                    39,034,614            30,282,873
                                                                             -----------------------------------
Total Assets                                                                 $  56,789,600         $  51,512,187
                                                                             ===================================
              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable
      Trade                                                                  $   6,112,496         $   9,512,436
      Related parties                                                               56,634                21,668
   Accrued expenses
      Trade                                                                      3,151,275             2,357,329
      Income and sales tax payable                                                  80,915               109,653
   Deferred revenue                                                                252,348               252,348
   Customer deposits                                                                77,126                93,723
   Current portion of long-term debt                                               183,893               236,771
   Short-term debt                                                               1,837,350             1,918,303
                                                                             -----------------------------------
          Total current liabilities                                             11,752,037            14,502,231
                                                                             -----------------------------------
LONG-TERM LIABILITIES
   Deferred income tax liability                                                    34,712                 3,552
   Notes payable                                                                 8,779,732             4,240,379
                                                                             -----------------------------------
          Total long-term liabilities                                            8,814,444             4,243,931
                                                                             -----------------------------------
Total Liabilities                                                               20,566,481            18,746,162
                                                                             -----------------------------------
Minority interest in consolidated subsidiaries                                           0                     0
                                                                             -----------------------------------
STOCKHOLDERS' EQUITY
   Senior convertible preferred stock, $0.001 par value, authorized
10,000,000 shares;
     Series C 1,404 and 1,999; Series D 0 and 550; Series E 1,300 and 1,800;
     Series F 3,000; Series G 4,250 and 4,900; Series H 1,300 and 5
     Series I 1,400 shares issued  and outstanding at March 31, 2006 and
     December 31, 2005,  respectively                                                   12                   15

   Common stock, $0.001 par value, authorized 300,000,000 shares;
128,078,058 and   108,737,365 shares issued and outstanding at March
31, 2006 and  December 31, 2005,  respectively                                     128,078               08,737
   Deferred compensation                                                          (460,439)            (629,145)
   Additional paid-in capital                                                   43,174,606           40,482,944
   Accumulated comprehensive income (loss)                                         194,716              51,627
   Accumulated deficit                                                          (6,813,854)          (7,248,151)
                                                                             ----------------------------------
          Total stockholders' equity                                            36,223,119           32,766,027
                                                                             ----------------------------------
Total Liabilities and  Stockholders' Equity                                  $  56,789,600         $ 51,512,189
                                                                             ==================================

                           NewMarket Technology, Inc.
                      Consolidated Statements of Operations
                          Three Months Ended March 31,
                                   (Unaudited)

                                                                                        2006            2005
                                                                                  ---------------------------------
   REVENUES
      Services revenue                                                            $15,625,655      $ 8,712,899
      Contract revenues                                                               485,302          435,662
      Product revenues                                                              1,219,203        1,038,521
                                                                                  ---------------------------------
                Total revenues                                                     17,330,160       10,187,082
   COST OF SALES
       Services COS                                                                10,960,794        4,545,970
       Contract COS                                                                   277,278          75,890
       Product COS                                                                    965,143          828,945
                                                                                  ---------------------------------
               Total Cost of sales                                                 12,203,215       5,450,805
                                                                                  ---------------------------------
             Gross Margin                                                           5,126,945        4,736,277
   OPERATING EXPENSES:
      Employee compensation                                                         1,996,484        2,612,743
      General and administrative expenses                                           1,908,587        1,638,772
      Selling and marketing                                                           249,132          343,005
      Research & Development                                                                0           11,360
      Depreciation and amortization                                                   153,899          172,806
      Bad debt expense                                                                      0                0
      Warranty reserve                                                                      0                0
      Inventory reserve                                                                     0                0
                                                                                  ---------------------------------
             Total expenses                                                         4,308,102        4,778,686
                                                                                  ---------------------------------
   Income (Loss) from operations                                                      818,843          (42,409)
                                                                                  ---------------------------------
   OTHER INCOME (EXPENSE):
      Interest income                                                                 219,763           63,083
      Interest expense                                                                (54,303)        (222,149)
      Foreign currency transaction gain (loss)                                         11,199          (13,898)
      Inflation effects                                                              (347,050)         144,032
      Bad debt expense recoupment                                                           0          574,712
      Gain on debt forgiveness                                                              0                0
      Lawsuit settlement expense                                                      (92,124)        (424,000)
      Other expense                                                                  (119,752)               0
      Other income                                                                     69,308           23,210
                                                                                  ---------------------------------
             Total other income (expense)                                            (312,959)         144,990
                                                                                  ---------------------------------
   Net income before income tax (credit) and minority interest                        505,884          102,581
      Foreign income tax (credit)                                                      71,586             (568)
      Minority interest in consolidated subsidiary income (loss)                            0                0
                                                                                  ---------------------------------
   Net income                                                                         434,298          102,013
   Other comprehensive income (loss)
      Foreign currency translation gain (loss)                                        143,089               32
                                                                                  ---------------------------------
   Comprehensive income                                                              $577,387         $102,045
                                                                                  =================================
   Income per weighted average common share - basic                                 $    0.01         $   0.01
                                                                                  =================================
   Income per weighted average common share - fully diluted                         $    0.01         $   0.01
                                                                                  =================================
   Number of weighted average common shares outstanding - basic                   128,078,058       83,017,693
                                                                                  =================================
   Number of weighted average common shares outstanding -  fully diluted          180,522,776      126,047,081
                                                                                  =================================

                           NewMarket Technology, Inc.
                      Consolidated Statements of Cash Flows
                          Three Months Ended March 31,
                                   (Unaudited)

  CASH FLOWS FROM OPERATING ACTIVITIES:                                                 2006             2005
                                                                                  -----------------------------------
  Net income                                                                      $   434,297         $  102,013
  Adjustments to reconcile net income to net cash used by operating activities:
     Stock issued to settle lawsuit                                                         0            424,000
     Stock issued for services and amortization of deferred compensation              291,706            115,104
     Depreciation and amortization                                                    153,899            172,806
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                     3,016,987         (2,998,823)
     (Increase) decrease in inventory                                                  24,137             62,238
     (Increase) decrease in prepaid expenses and deposits                             407,615             (9,540)
     Increase (decrease) in accounts payable - trade                               (4,191,993)         3,755,928
     Increase (decrease) in accounts payable - related parties                         34,865           (315,121)
     Increase (decrease) in customer deposits                                         (17,025)          (587,022)
     Increase (decrease) in deferred revenue                                                0             (1,530)
     Increase (decrease) in accrued expenses                                          176,087            135,105
     Increase (decrease) in payables to affiliates                                          0           (297,991)
     Increase (decrease) in income taxes payable                                        1,996             21,291
                                                                                  -----------------------------------

  Net cash provided by operating activities                                           332,571            578,458
                                                                                  -----------------------------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Notes receivable advances                                                              0           (212,041)
     Increase in accrued interest receivable                                         (200,000)                 0
     Investment in intangible assets                                                 (279,175)           (56,000)
     Proceeds from sale of property and equipment                                      70,872             12,118
     Purchase of property and equipment                                               (43,136)              (435)
                                                                                  -----------------------------------

  Net cash used by investing activities                                              (451,439)          (256,358)
                                                                                  -----------------------------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances on notes payable                                                        52,198                   0
     Payments on notes payable                                                       (72,196)           (273,921)
     Advances on short term line of credit                                                 0             290,442
     Payments on short term line of credit                                                 0            (286,287)
     Cash purchased in acquisitions                                                        0             341,519
                                                                                  -----------------------------------

  Net cash provided by financing activities                                          (19,998)             71,753
                                                                                  -----------------------------------
  Effect of exchange rates on cash                                                         0                   0
                                                                                  -----------------------------------
  Net increase (decrease) in cash and equivalents                                   (138,866)            393,853
                                                                                  -----------------------------------
  CASH, beginning of period                                                        3,106,521           2,555,907

  CASH, end of period                                                             $2,967,655         $2,949,760
                                                                                  ===================================

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid in cash                                                        $  449,227         $  136,564
                                                                                  ===================================

  Non-Cash Financing Activities:
     Common stock issued to settle debt                                           $2,588,000         $  280,000
                                                                                  ===================================
     Common stock issued for conversion of preferred stock                        $    7,941         $    1,076
                                                                                  ===================================
     Preferred stock issued for acquisition of consolidated subsidiaries          $        0         $        0
                                                                                  ===================================
     Issuance of promissory note and preferred stock to acquire subsidiaries      $        0         $        0
                                                                                  ===================================
     Preferred stock issued to settle debt                                        $        0         $        0
                                                                                  ===================================

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements
                  (Information with regard to the three months
                   ended March 31, 2006 and 2005 is unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information. The consolidated balance sheet at December 31, 2005 has been derived from the audited balance sheet at that date; however, the accompanying financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. NewMarket Technology, Inc. and its subsidiaries ( "NewMarket") believes that the quarterly information presented includes all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States. The accompanying condensed consolidated financial statements and notes should be read in conjunction with NewMarket's Form 10-KSB for the year ended December 31, 2005.

(2) Summary of Significant Accounting Principles

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

b) Significant acquisitions

In February, 2006, the Company entered into a Purchase Agreement with the principals of UniOne Consulting, Ltda., a Brazilian limited liability company ("UniOne") to purchase the principal's 100% interest in UniOne. The purchase price to be paid by the Company is $6,460,320, which may be increased to $8,539,680 based on various criteria. The purchase price is payable in several tranches as follows:

     o    $1,000,000 was paid on the closing of the acquisition;

     o    $1,084,000 is payable on August 22, 2006;

     o    $1,084,000 is payable on February 22, 2007;

     o on August 22, 2007, $823,840 is payable and a maximum of $520,320 is payable in the event that UniOne's after tax net profit exceeds $912,000 for the fiscal year 2006;

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements
                                  (Continued)

     o on February 22, 2008, $823,840 is payable and a maximum of $520,320 is payable in the event that UniOne's after tax net profit exceeds $912,000 for the fiscal year 2006;

     o on August 22, 2008, $823,840 is payable and a maximum of $520,320 is payable in the event that UniOne's after tax net profit exceeds $912,000 for the fiscal year 2007; and

     o on December 22, 2008, $820,800 is payable and a maximum of $518,400 is payable in the event that UniOne's after tax net profit exceeds $912,00 for the fiscal year 2007.

UniOne is a systems integrator, developer and business practice implementation company, providing support for the integration and maintenance of enterprise software applications. UniOne is located in Sao Paulo with regional offices in Rio de Janeiro, Brazil, and Santiago de Chile, Chile.

c) Principles of consolidation

The Company accounts for its investments in affiliates and subsidiaries in accordance with Statement of Financial Accounting Standard No. 94, (SFAS 94), and Accounting Research Bulletin No. 51, (ARB 51). The Company uses two different methods to report its investments in its subsidiaries and other companies: consolidation and the equity method.

Consolidation

The Company uses the consolidation method to report its investment in itssubsidiaries and other companies when the Company owns a majority of the voting stock of the subsidiary. All inter-company balances and transactions have been eliminated. Infotel, the Company's Singapore based subsidiary, has been on a September 30 fiscal year end since its inception. The Company elected, pursuant to ARB 51, to account for the operations of Infotel on a matching period to matching period with the parent's financials. This means that should there be a significant shift in Infotel's operations, positive or negative, it will not be reflected in the consolidated financials for an additional 90 days.

Equity Method

The Company uses the equity method to report investments in businesses where it holds 20% to 50% voting interest, but does not control operating and financial policies.

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements
                                  (Continued)


Under the equity method, the Company reports:

     o    Its interest in the entity as an investment on its balance sheets, and
     o Its percentage share of earnings or losses on its statement of operations

At March 31, 2006, the Company did not record any income or loss , nor adjust its investment account, by the net income or loss of the affiliates, as the actual equity percentage paid for was the investments was less than 10%, with a concurrent de minimus net income/loss related thereto.

d) Net income per share

Basic net income per weighted average common share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Fully diluted includes all common shares that would be required to be issued of various convertible instruments at their stated conversion rates using March 31, 2006, market price of the underlying common stock.

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

g) Intangibles

In June 2002, goodwill in the amount of $2,756,327 was recorded in conjunction with the net asset acquisition from Vergetech. Goodwill amounting to $18,334,707 was recorded in conjunction with the acquisitions in 2003, 2004 and 2005. The Company also evaluates, at least annually, for potential impairment, this recorded amount, by means of a cash flow analysis in accordance with SFAS 142.

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements
                                  (Continued)


In 2004, as a result of the acquisition of Infotel,  (see footnote 1b) paragraph
4), the Company recorded as an asset in its consolidated balance sheet, Software Code. This asset is a permanent license for "uOne"unified messaging service system. In addition, Infotel received the underlying coding for this software. Uone was acquired by Cisco Systems from Amtiva Technology in 1999. In 2001, Cisco sold the operating division which was utilizing this software to CMG Wireless Data Solutions. In April 2000, Appiant, the then sole stockholder of Infotel, purchased this license from Cisco for $10,000,000. Appiant paid $3,000,000 of this license fee and the $7,000,000 balance was later forgiven as a result of a settlement agreement between Cisco and Appiant as part of Cisco's decision to sell the operating division to CMG. Appiant had borrowed $5,000,000 from Infotel which was secured by this license and code. When Appiant defaulted on this note, Infotel forclosed on the license and code. Even though this license and code were valued at $10,000,000 based on the license fee between Appiant and Cisco, Infotel has elected to value the license and code, on its books, at the amount of the defaulted note, $5,000,000. The software license and code were incidental to the Company's purchase of Infotel, however the Company quickly saw how this software license and code could be utilized through its majority-owned subsidiary, IP Global Voice, (IPGV). The Company began utilizing this software in the IPGV services offered to its customers. The Company believes that the remaining useful life of this asset is approximately 10 years, therefore it is being amortized over this period beginning in 2004. Expenditures to modify, maintain and update the software will be expensed when incurred. The Company also evaluates at least annually, for potential impairment and its assumption of the remaining life, the recorded value of this software license and code, by means of a cash flow analysis in accordance with SFAS 142. The Company began deriving revenue in 2004, from the use of this software through its majority-owned subsidiary, IPGV.

h) Revenue recognition

As a result of the multiple acquisitions from 2003 through 2006, the Company now has three distinct revenue streams: (1) Services, (approximately 90% of revenue), and computer programming services. This revenue is recognized as services are provided and billed to the customers. (2) Contract, (approximately 3% of revenue), which is principally an ongoing service revenue stream, such as training contracts, technical support contracts., etc. This form of revenue is recognized monthly as earned and billed. And, (3), product sales, (approximately 7% of revenue), which is the sale of hardware and software, generally installed. Sometimes the hardware and/or software are customized under the terms of the purchase contract. This revenue is recognized as the products are delivered and the customer accepts said products. Any portions of such contracts which may include installation, training, conversion, etc. are recognized when such

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements
                                  (Continued)


services have been completed. Any ongoing support, training, etc., is separately structured and is accounted for in contract revenue and in accordance with the contracts.

i) Interim financial information

The financial statements for the three months ended March 31, 2006 and 2005 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.


(3) Stockholders' Equity

The Company has authorized 300,000,000 shares of $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 128,078,058 shares of common stock issued and outstanding at March 31, 2006. The Company had 1,404 shares of Series C preferred stock, 1,300 shares of Series E preferred stock, 3,000 shares of Series F preferred stock, 4,250 shares of Series G preferred stock, 1,300 shares of Series H preferred stock and 1,400 shares of Series I preferred stock issued and outstanding, respectively, at March 31, 2006.

During the first quarter of 2006, the Company issued 7,942,329 shares of common stock to convert 595 shares of Series C, 550 shares of Series D, 500 shares of Series E and 650 shares of Series G preferred stock. During the first quarter of 2006, the Company issued 388,043 shares of common stock for services to five parties. Four agreements are prospective for 1 year and the other was for services previously rendered. These shares were valued at $123,000, or $0.32 per share. During,the first quarter of 2006, the Company issued 11,010,321 shares of common stock to convert $2,588,000 of convertible debt and accrued interest, or $0.235 per share.

At March 31, 2006, the shares of preferred stock represented approximately 32,444,718 shares of common stock, had they been eligible to be and been elected to be converted on March 31, 2006. Had the preferred shares that were eligible to be converted, been converted at March 31, 2006, they represented approximately 6,931,900 shares of common stock.

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements
                                  (Continued)



(4) Earnings per share

A reconciliation of basic and diluted shares is as follows:

         For the Quarter Ended March 31, 2006

                                                Income      Shares     Per-Share
                                             (Numerator) (Denominator)    Amount
                                             ----------  ------------  ---------
Basic EPS:
Income available to common stockholders       $434,298   128,078,058      $0.01
Effect of Dilutive Securities:
Convertible preferred stock                          0    32,444,718
Convertible debt                                     0    20,000,000
                                             ----------  ------------
Diluted EPS:
Income available to common stockholders +
assumed conversions                           $434,287   180,522,776      $0.01
                                             ==========  ============  =========

For the Quarter Ended March 31, 2005

                                                Income      Shares     Per-Share
                                             (Numerator) (Denominator)   Amount
                                             ----------- ------------  ---------
Basic EPS:
Income available to common stockholders        $102,013   83,017,693      $0.01
Effect of Dilutive Securities:
Convertible preferred stock                           0    3,029,388
Convertible debt                                      0   40,000,000
                                             ----------- ------------
Diluted EPS:
Income available to common stockholders +
assumed conversions                            $102,013  126,047,081      $0.01
                                             =========== ============  =========

(5) Software

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

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements
                                  (Continued)


(6) Deposit on investment in unconsolidated affiliates

The Company entered into an agreement to purchase a general technology service business, Logicorp, in the second half of 2004. The terms of the purchase agreement were never completely executed though substantially more than $1 million in cash of a total $2.1 million of an agreed purchase price was paid. Some joint operations between Logicorp and NewMarket ensued, but since the agreement was never fully executed (NewMarket did not pay the full purchase amount and no Logicorp shares were ever issued to NewMarket), the contemplated acquisition was never recorded in the NewMarket financials as an acquistion. The cash paid by the Company was otherwise recorded as an investment in an unconsolidated affiliate. Ultimately, Logicorp did not prove to be a viable or sustainable business and the operations of Logicorp have been closed or divested. The Company has entered into an agreement with the sellers to exchange the contemplated equity position in Logicorp for a minority equity position in a financial services software company named Broker Payment Services. NewMarket anticipates the terms of this agreement to be completed by the end of 2005. If the contemplated agreement to alternatively purchase an equity position in Broker Payment Services is not fully executed, NewMarket may have to record the cash partial payment made as a loss. Even if the alternative contemplated agreement is fully executed, NewMarket may still need to discount or record an impairment of the investment amount. During the first quarter of 2006, this deposit was converted to a note receivable.

(7) Commitment and Contingencies

In  the  opinion  of   management,   there  are  currently  no   commitments  or
contingencies that will have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor for Forward-Looking Statements

     We have made forward-looking statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the "Notes to Consolidated Financial Statements." In addition, our representatives or management may make other written or oral statements that constitute forward-looking statements. Forward-looking statements are based on management's beliefs and assumptions and on information currently available to them. These statements often contain words like believe, expect, anticipate, intend, contemplate, seek, plan, estimate or similar expressions. We make these statements under the protection afforded them by
Section 21E of the Securities Exchange Act of 1934.

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

     Forward-looking statements can generally be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," or "anticipates" or the negative of these terms or other comparable terminology, or by discussions of strategy, plans or intentions. Statements contained in this report that are not historical facts are forward-looking statements. Without limiting the generality of the preceding statement, all statements in this report concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are necessarily estimates reflecting our best judgment based upon current information and involve a number of risks and uncertainties. Other factors may affect the accuracy of these forward-looking statements, and our actual results may differ materially from the results anticipated in these forward-looking statements. While it is impossible to identify all relevant factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described in "Management Discussion and Analysis or Plan of Operation" as well as changes in the regulation of the IP telephony industry at either or both of the federal and state levels, competitive pressures in the IP telephony industry and our response to these factors, and general conditions in the economy and capital markets. For a more complete discussion of these and other risks, uncertainties and assumptions that may affect us, see the company's annual report on Form 10- KSB for the fiscal year ended December 31, 2005. Critical accounting policies The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-KSB fiscal year 2005 There have been no material changes to our critical accounting policies as of March 31, 2006.

Overview

     NewMarket Technology is engaged in the business of developing market entry technology products and services into early and mainstream technology products and services. NewMarket has introduced a unique business model to this end with two substantial differentiating features.

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

     In general, the component functions of the NewMarket business model are to:

     1)   find and acquire timely early stage technology companies;
     2) incrementally invest in order toto market refine the acquired technology offering for the marketplace;
     3)   concentrate initial sales efforts on focused pilot opportunities;
     4)   expand pilot opportunities to a level that prove market viability;
     5) spin the technology company out into a next stage, stand alone company to support expanded capital formation;
     6) create efficiencies and economiesy of scale by retaining support service contract functions at NewMarket Technology; and
     7) build service and sales capacity in developing economies oversees to take advantage of reduced labor expense and to sell into fast growing economic regions with less brand name competition than in North America.

     Technology sector businesses face two substantial market wide systemic issues. The first is the growing global technical labor force that is creating significant profit margin pressure. Tas technology companies continue to ratchet down expenses and sell at prices below their competition by employing the ever growing technology labor force from developing economic countries around the world. Thise global technology labor force is growing and technology companies will continue to chase each other's downward spiraling labor expense, in turn, continuing to squeeze technology company profit margins for the foreseeable future. Secondly, since the collapse of the dotcom investment market, the technology sector has not been able to re-establish consistent investment community interest in technology innovation. Profit margin pressure deters investment community interest at the same time making internal research and development investment an unlikely alternative. Technology innovation is critical to the technology sector. Updated technology products with enhanced features and performance that replace last generation products are a significant and critical portion of the overall technology market.

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

     In order to create a meaningful organization through smaller investments, the counter strategy to smaller investments is more investments. NewMarket is concentrating on Internet Protocol (IP) Communication Technologies. The Company currently has three market sector concentrations each leveraging a core expertise in IP Technology - Telecommunications, Healthcare and Homeland Security. NewMarket creates multiple investment and return opportunities around a single technology concentration. NewMarket plans to add Financial Services as a new market sector concentration in 2006.

     The combination of multiple companies creates an inherent economy of scale opportunity. While the company is currently concentrating on three market sectors, it is building only one support service organization. Installation, integration, ongoing development, maintenance and customer service support are all folding under one organization to support all three markets. NewMarket plans to substantially reorganize its current support service operations in 2006 to optimize the inherent economy of scale opportunity.

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

Recent Developments

     In February , 2006, the Board of Directors of the Company  appointed Philip
J. Rauch as Chief Financial Officer. As a result, Philip Verges, the Chief Executive Officer of the Company, resigned as Chief Financial Officer of the Company in connection with Mr. Rauch's appointment.

     In February, 2006, the Company entered into a Quota Purchase and Sale Purchase Agreement with Flavio Firmino Da Silva, Marcio Archimedes Pissardo, Celso Souza Isberner, Alexanre Dias Couto and Mind Information Services Ltda., a Brazilian corporation (collectively, the "Sellers"),the principals of UniOne Consulting, Ltda., a Brazilian limited liability company ("UniOne") to purchase the principal's 100% interest in UniOne. . The purchase price to be paid by the Company is $6,460,320, which may be increased to $8,539,680 based on various criteria. The purchase price is payable in several tranches as follows:

     o    $1,000,000 was is paidyable on the closing of the acquisition;
     o    $1,084,000 is payable on August 22, 2006;
     o    $1,084,000 is payable on February 22, 2007;
     o on August 22, 2007, $823,840 is payable and a maximum of $520,320 is payable in the event that UniOne's after tax net profit exceeds $912,000 for the fiscal year 2006;

     o on February 22, 2008, $823,840 is payable and a maximum of $520,320 is payable in the event that UniOne's after tax net profit exceeds $912,000 for the fiscal year 2006;
     o on August 22, 2008, $823,840 is payable and a maximum of $520,320 is payable in the event that UniOne's after tax net profit exceeds $912,000 for the fiscal year 2007; and
     o on December 22, 2008, $820,800 is payable and a maximum of $518,400 is payable in the event that UniOne's after tax net profit exceeds $912,00 for the fiscal year 2007.

     UniOne is a systems integrator, developer and business practice implementation company, providing support for the integration and maintenance of enterprise software applications. UniOne is located in Sao Paulo with regional offices inand Rio de Janeiro, Brazil, and office Santiago de Chile, Chile.

     In March 2, 2006, the Board of Directors of the Company voted to appoint Kenneth A. Blow and Hugh G. Robinson as independent directors of the Company. There are no understandings or arrangements between Messrs. Blow and Robinson and any other person pursuant to which either director was selected as a director. Messrs. Blow and Robinson may be appointed to serve as a member of a committee although there are no current plans to appoint either director to a committee as of the date hereof. Neither Messrs. Blow nor Robinson have any family relationship with any director, executive officer or person nominated or chosen by the Company to become a director or executive officer. Additionally, Messrs. Blow and Robinson have never entered into a transaction, nor is there any proposed transaction, between Messrs. Blow and Robinson and the
Company.Additionally, Mr. Blow and Mr. Robinson, along with Bruce Noller, the Company's other independent director, were appointed to the Audit Committee of the Board of Directors.

     On March 31, 2006, the Company and Sensitron Inc., a Delaware corporation, agreed to convert NewMarket's previous equity investment of $411,400 in Sensitron Inc. into a two -year Promissory Note with a rate of 6% per annum. Additionally, the Company received 20,000 warrants to purchase common stock of Sensitron. The pParties previously entered into a Common Stock Subscription Agreement dated August 17, 2004 and pursuant to the terms of that Subscription Agreement, NewMarket hads investedadvanced the sum of $411,400 into Sensitron.

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

Results of Operations

     Net sales increased 70% from $10,187,082 for the quarter ended March 31, 2005 to $17,330,160 for the quarter ended March 31, 2006. This increase was primarily due to the implementation of the previously herein described new business model implemented in June 2002 and the corresponding herein described acquisitions starting with VTI in June 2002, in addition to the operations and growth from the acquired assets.

     Cost of sales increased 123% from $5,450,805 for the quarter ended March 31, 2005 to $12,203,215 for the quarter ended March 31, 2006. This increase was primarily due to the corresponding increase in overall sales. Our cost of sales, as a percentage of sales was 54% and 70% for the quarters ended March 31, 2005 and 2006, respectively. Management plans to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows. Management intends to leverage increased purchasing volume to improve purchasing contracts and reduce the overall cost of sales. Management also intends to implement resource utilization strategies that can demonstrate notable savings when applied over higher volumes of production.

     Compensation expense decreased 24% from $1,996,484 for the quarter ended March 31, 2005 to $2,612,743 for the quarter ended March 31, 2006. Management is working to keep compensation expense in reasonable proportion to overall Company sales and expenses. Management has significantly decreased its stock-based compensation to outside consultants, officers and related party consultants and plans to continue to limit such compensation. No performance incentive compensation program has been put in place since the implementation of the Company's new business model in June 2002, but management has plans to construct and implement such a plan in the future.

     General and administrative expenses increased 17% to $1,908,587 for the quarter ended March 31, 2006 from $1,628,772 for the quarter ended March 31, 2005. The increase in general and administrative expenses was primarily due to the overall increase in sales and operational expenses. Management plans to reduce general and administrative expenses as a percentage of overall sales through the consolidation of redundant processes and resources inherited through acquisition activity.

     Depreciation and amortization expense decreased 11% from $172,806 for the quarter ended March 31, 2005 to $153,899 for the quarter ended March 31, 2006. The deincrease is primarily due to a decrease in fixed assets. Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

     Net income increased 326% from $102,013 for the quarter ended March 31, 2005 to $434,298 for the quarter ended March 31, 2006. Net income represented 2.5% and 1.0% of net sales for the quarters ended March 31, 2006 and 2005, respectively. Comprehensive net income, which is adjusted to compensate for the risk associated with foreign profits and the potential conversion of foreign currency, increased 466% from $102,045 for the quarter ended March 31, 2005 to $577,387 for the quarter ended March 31, 2006. Comprehensive net income represented 3.3% and 1.0% of net sales for the quarters ended March 31, 2006 and 2005, respectively. The increase in net income and increase in the percentage of net sales was primarily due to the implementation of the previously herein described new business model implemented in June 2002 and the corresponding herein described acquisitions starting with VTI in June 2002, in addition to the operations and growth from the acquired assets and the investment in operations made to effect such growth.

Liquidity and Capital Resources

     The Company's cash balance at March 31, 2006 decreased $138,866 from $3,106,521 as of December 31, 2005, to $2,967,655. The decrease was the result of a combination of loan proceeds totaling $52,198, proceeds from asset sales totaling $70,872 and cash flows from operations totaling $332,571, offset by cash used for repayment of loans totaling $72,196, and investing activities totaling $522,311. Operating activities for the quarter ended March 31, 2006 exclusive of changes in operating assets and liabilities provided $879,902 as well as an increase in receivables and other current assets of $3,448,739 offset by and a decrease in accounts payable and accrued and other current liabilities of $3,996,070.

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

Cautionary Statements

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

     Given our limited operating history, it will be difficult to predict our future results. You should consider the uncertainties that we may encounter as an early stage company in a new and rapidly evolving market. These uncertainties include:

     o    ......market acceptance of our products or services
     o    ......consumer  demand for, and acceptance of, our products,  services and follow-on products
     o    ......our ability to create user-friendly applications
     o    ......our unproven and evolving business model
     o    ......potential political  uncertainty  in  foreign  markets  which we operate in.

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

     Our success depends in large part on the continued service of our management and other key personnel and our ability to continue to attract, motivate and retain highly qualified employees. In particular, the service of Philip Verges, our Chairman and Chief Executive Officer, and Philip Rauch, our Chief Financial Ofiicer, is integral to the execution of our business strategy. If one or more of our key employees leaves NewMarket , we will have to find a replacement with the combination of skills and attributes necessary to execute our strategy. Because competition from other technology companies for skilled employees is intense, and the process of finding qualified individuals can be lengthy and expensive, we believe that the loss of services of key personnel could negatively affect our business, financial condition and results of operations.

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

     Forward-looking statements can generally be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," or "anticipates" or the negative of these terms or other comparable terminology, or by discussions of strategy, plans or intentions. Statements contained in this report that are not historical facts are forward-looking statements. Without limiting the generality of the preceding statement, all statements in this report concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are necessarily estimates reflecting our best judgment based upon current information and involve a number of risks and uncertainties. Other factors may affect the accuracy of these forward-looking statements, and our actual results may differ materially from the results anticipated in these forward-looking statements. While it is impossible to identify all relevant factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described in "Management Discussion and Analysis or Plan of Operation" as well as changes in the regulation of the IP telephony industry at either or both of the federal and state levels, competitive pressures in the IP telephony industry and our response to these factors, and general conditions in the economy and capital markets. For a more complete discussion of these and other risks, uncertainties and assumptions that may affect us, see the company's annual report on Form 10- KSB for the fiscal year ended December 31, 2005.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in foreign currency exchange rates, including flucutations in the functional currency of foreign operations. The functional currency of operations outside the United States is the respective local currency. Foreign currency translation effects are included in accumulated comprehensive income in shareholder's equity. The Company does not utilize derivative financial instruments to manage foreign currency fluctuation risk.


ITEM 4.  CONTROLS AND PROCEDURES

     Under the direction of the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed is included on a timely basis in the reports filed with the Securities and Exchange Commission. There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended March 31, 2006, including any corrective actions with regard to significant deficiencies and material weaknesses.



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

     In December 1999, Peter Stazzone, who became the Company's Secretary and Treasurer in connection with the failed merger of Satlink 3000, filed a complaint against the Company in the Superior Court of the State of Arizona, County of Maricopa, Case No. CV 99-22828, alleging various causes of action against us, including breach of an employment contract with us, breach of fiduciary duty, tortuous interference and intentional and negligent misrepresentation, all in connection with our rescission of the Satlink 3000 merger. Mr. Stazzone seeks his salary, liquidated damages, award of stock and options, interest and attorneys' fees. In April of 2005 we reached a mutually agreeable settlement of this matter with Mr. Stazzone.

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

     NewMarket is currently engaged in settlement discussions with all involved parties in this matter. This matter was settled on May 2, 2006 - I have asked Keith Verges for a summary of the settlement agreement since I still don't fully understand it.

     On April 11, 2005In April 2005, the Company filed a lawsuit styled; NewMarket, Inc. v. Charles Morris & Associates, Inc., Daniel Scofield, and Opportunity Consulting, Inc, Cause No: 05-03475-M, in the 298th Judicial District Court of Dallas County, Texas. The Company filed this action against Charles Morris & Associates, Inc. and its proprietor, Daniel Scofield ("Scofield") arising out of Scofield's failure to perform his duties as Chief Operating Officer of NewMarket. There are no counterclaims. Only one deposition has been taken to date, and the parties are ordered to mediation. We do not anticipate any viable counterclaims in this case. NewMarket intends to vigorously prosecute its claims in this case, although it will, in good faith, attend the Court-ordered mediation in the next couple of months.

     In December 2005, Tolga Erkmen filed a lawsuit styled Tolga Erkmen v. NewMarket Technology, No. 5-05-CV-821F(2), in the United States District Court for the Eastern District of North Carolina, Western Division. The Company filed a counter lawsuit against Tolga Erkmen styled NewMarket Technology, Inc., formerly known as IPVoice Communications, Inc. v. Tolga Erkmen, et Cause No. 06-00451, in the 44th Judicial District Court of Dallas County, Texas. Additionally, Innova filed a lawsuit against the Company, styled, Innova, Inc.
v. NewMarket Technology, Inc. formerly known as IPVoice Communications, Inc. Cause No. 5-06- cv-00106-BR, in the United States District Court for the Eastern District of North Carolina, Western Division. All three matters arise out of a June 9, 2004 Purchase Agreement between NewMarket, on the one hand, and Tolga Erkmen ("Erkmen") and Innova, Inc. ("Innova"), on the other hand, to purchase all of the stock of Netsco. In addition, Erkmen and Innova were obligated to provide certain employment and consulting services, together with business plans and to otherwise help achieve the objectives of Netsco's operations. Erkmen and Innova have since filed suit claiming the right, under the Purchase Agreement, to certain Series F Convertible Preferred Stock of NewMarket with a value of $3,000,000, although there are certain performance offsets against that sum. NewMarket has filed a separate lawsuit and asserted, among other things, fraud in the inducement in the Purchase Agreement and failure by Erkmen and Innova to comply with their obligations to preserve, develop, and implement Netsco's business plans and intellectual property. No discovery has been taken in the case as yet, and it is impossible to assess any range of potential exposure or recovery. NewMarket intends to vigorously defend all claims asserted against it and to vigorously prosecute its affirmative claims for relief against Erkmen, Innova, and any other persons who may share liability, one of whom includes Bud Maciekowicz, the President of Netsco and the individual who introduced NewMarket to Erkmen. NewMarket is currently engaged in settlement discussions with all involved parties in this matter.

     In February  2006, RBC Centura Bank filed a lawsuit styled RBC Centura Bank
v. NewMarket Technology, Inc. v. Tolga Erkmen, Cause No. CC-06-01435-B, in the Dallas County Court as Law Number Two in Dallas, Texas. RBC Centura Bank ("RBC") filed this Original Petition on February 7, 2006. RBC has sued NewMarket on a guaranty with a claimed amount of $75,271.44, plus attorneys' fees. The original debt was entered into by Tolga Erkmen ("Erkmen"), the individual who sold stock of Netsco to NewMarket. NewMarket has answered and sued Erkmen in a third-party petition. NewMarket intends to vigorously defend the case and, to the extent it has any liability on its guaranty, seek recovery from Erkmen for any sums it may be obligated to pay under the guaranty. No discovery has taken place as yet, and it is impossible to evaluate the likelihood of an unfavorable outcome or the estimate or range of potential exposure.

     In May 2006, a former employee filed a lawsuit styled Curtis Matthews v. NewMarket Technology No. DC-06-04218-F, in the United States District Court for Dallas County, Texas, alleging breach of an employment contract, fraud and unjust enrichment actions whereby the employee claims he is owed earned commissions of $130,856 and one million stock options. The Company believes the claim is without merit and intends to vigorously defend the action.

     We are not aware of any contemplated legal proceeding by a governmental authority in which we may be involved.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Set forth below is information regarding the issuance and sale of our securities without registration during the three month period ended March 31, 2006:


     * During first quarter 2006, the Company issued 11,010,321 shares of common stock to convert $2,807,102 of convertible debt and accrued interest, or $0.255 per share.
     * In January 2006, the Company issued 375,000 shares of common stock for services to four parties. These agreements are prospective for 1 year. These shares were valued at $114,000 or $0.304 per share.

     * In February 2006, the Company issued 13,043 shares of common stock for public relations services. These shares were valued at $9,000 or $0.69 per share.
     * During first quarter 2006, the Company issued 7,942,329 shares of common stock to convert 595 shares of Series C preferred stock, 550 shares of Series D preferred stock, 650 shares of Series E and 650 shares of Series G preferred stock, respectively.

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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5. OTHER INFORMATION

     None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
NO.       DESCRIPTION OF EXHIBIT
------    ---------------------------------------

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

     (b) Reports on Form 8-K

     During the three-month period ended March 31, 2006, the Company filed the following Current Reports on Form 8-K:

     Current Report on Form 8-K filed on February 2, 2006, which included disclosure under Item 5 related to the appointment effective February 1, 2006, of Philip J. Rauch as Chief Financial Officer of NewMarket Technology, Inc., incorporated herein by reference.

     Current Report on Form 8-K filed on March 8, 2006, which included disclosure under Item 1 related to the Company entering into a Material Definitive Agreement to acquire a100% interest in UniOne Consulting, Ltda., a Brazilian limited liability company, and disclosure under Item 5 related to the election on March 2, 2006, of Kenneth A. Blow and Hugh G. Robinson as independent directors of the Company, incorporated herein by reference.




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           NewMarket Technology, Inc.
                           ---------------------------
                                  (Registrant)




Date: May 15, 2006     By: /s/ Philip M. Verges
                          ---------------------
                            Philip M. Verges
                            Chairman, Chief Executive Officer and Director




Date: May 15, 2006     By:/s/ Philip J. Rauch
                          --------------------------
                            Philip J. Rauch
                            Chief Financial Officer