Form 10-Q
period 2006-06-30
NewMarket Technology Inc
filed 2006-08-15
CIK 1092083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark-One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

Commission file number: 000-27917


                           NewMarket Technology, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)


            NEVADA                                          65-0729900
----------------------------------                  ----------------------------
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

Large Accelerated Filer[_]      Accelerated Filer [_]

Non-Accelerated Filer X Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [_] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        As of August 15, 2006, the registrant had 154,054,033 shares of common stock outstanding.

                                      INDEX
                           NEWMARKET TECHNOLOGY, INC.


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                       3

        Condensed Consolidated Balance Sheets--
        June 30, 2006 and June 30, 2005.                                     F-2

        Condensed Consolidated Statements of Operations--
        Three and Six Months Ended June 30, 2006 and 2005.                   F-4

        Condensed Consolidated Statements of Cash Flows--
        Three and Six Months Ended June 30, 2006 and 2005.                   F-5

        Notes to Condensed Consolidated Financial Statements--
        June 30, 2006.                                                       F-6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.                                            13

Item 3. Quantitative and Qualitative Disclosures about Market Risk            23

Item 4. Controls and Procedures                                               23


PART II.OTHER INFORMATION

Item 1. Legal Proceedings                                                     23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           25

Item 3. Defaults Upon Senior Securities                                       25

Item 4. Submission of Matters to a Vote of Security Holders                   25

Item 5. Other Information.                                                    26

Item 6. Exhibits and Reports on Form 8-K.                                     26

SIGNATURES                                                                    27

CERTIFICATIONS

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                           NewMarket Technology, Inc.
                           Consolidated Balance Sheet

                                                                        June 30, 2006     December 31, 2005
                                                                     ------------------- --------------------
                                                                         (Unaudited)
                ASSETS
CURRENT ASSETS
   Cash                                                              $         2,834,398 $          3,106,521
   Accounts receivable, net of allowance of $28,094 and $26,389               11,165,219           15,060,648
   Inventory, at cost                                                          1,353,686            1,237,063
   Prepaid expenses, deposits and other current assets                         1,291,582            1,239,323
                                                                     ------------------- --------------------
          Total current assets                                                16,644,885           20,643,555
                                                                     ------------------- --------------------
PROPERTY AND EQUIPMENT
   Computer and office equipment                                               2,771,712            2,499,759
   Less: Accumulated depreciation                                             (1,817,259)          (1,914,000)
                                                                     ------------------- --------------------
          Total property and equipment                                           954,453              585,759
                                                                     ------------------- --------------------
OTHER ASSETS
   Notes receivable including accrued interest                                 3,514,219            3,324,541
   Investment in unconsolidated affiliates                                     9,312,512            1,012,512
   Deposit on investment in unconsolidated affiliates                                  0            1,250,000
   Goodwill                                                                   28,698,657           21,091,034
   Software code, net of accumulated amortization                              3,183,792            3,219,254
   Intangible property                                                           105,968              385,532
                                                                     ------------------- --------------------
          Total other assets                                                  44,815,148           30,282,873
                                                                     ------------------- --------------------
Total Assets                                                         $        62,414,486 $         51,512,187
                                                                     =================== ====================
                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable
      Trade                                                          $         4,734,882 $          9,512,436
      Related parties                                                              7,422               21,668
   Accrued expenses
      Trade                                                                    3,374,606            2,357,329
      Income and sales tax payable                                                84,444              109,653
   Deferred revenue                                                              252,348              252,348
   Customer deposits                                                              91,401               93,723
   Current portion of long-term debt                                             536,876              236,771
   Short-term debt                                                             3,464,556            1,918,303
                                                                     ------------------- --------------------
          Total current liabilities                                           12,546,535           14,502,231
                                                                     ------------------- --------------------
LONG-TERM LIABILITIES
   Deferred income tax liability                                                   3,703                3,552
   Notes payable                                                              10,993,171            4,240,379
                                                                     ------------------- --------------------
          Total long-term liabilities                                         10,996,874            4,243,931
                                                                     ------------------- --------------------
Total Liabilities                                                             23,543,409           18,746,162
                                                                     ------------------- --------------------
Minority interest in consolidated subsidiaries                                         0                    0
                                                                     ------------------- --------------------
STOCKHOLDERS' EQUITY
Senior  convertible   preferred  stock,  $0.001  par  value,
     authorized  10,000,000 shares;  Series A, 100; Series B
     0; Series C 621 and 1,999; Series D 0 and 550; Series E
     1,000  and  1,800;  Series F 3,000;  Series G 1,222 and
     4,900;Series  H 1,035  and  1,300;  and  Series I 1,400
     issued and outstanding shares                                                     8                   15
Common  stock,  $0.001  par  value,  authorized  300,000,000
     shares;   151,503,231   and   108,737,365   issued  and
     outstanding shares                                                          151,503              108,737
   Deferred compensation                                                        (361,858)            (629,145)
   Additional paid-in capital                                                 45,222,602           40,482,944
   Accumulated comprehensive income (loss)                                       191,173               51,627
   Accumulated deficit                                                        (6,332,351)          (7,248,151)
                                                                     ------------------- --------------------
          Total stockholders' equity                                          38,871,077           32,766,027
                                                                     ------------------- --------------------
Total Liabilities and  Stockholders' Equity                          $        62,414,486 $         51,512,189
                                                                     =================== ====================

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                           NewMarket Technology, Inc.
                      Consolidated Statements of Operations
                       Three and Six Months Ended June 30,
                                   (Unaudited)

                                                                      Three Months Ended              Six Months Ended
                                                                           June 30,                       June 30,
                                                                 ----------------------------- ------------------------------
                                                                      2006           2005           2006           2005
                                                                 --------------- ------------- -------------- ---------------
REVENUES
   Services revenue                                              $    14,572,310 $8,198,439    $   30,197,965 $    16,911,338
   Contract revenue                                                      769,015       787,463      1,254,317       1,223,125
    Product revenue                                                    1,528,241     1,433,269      2,747,444       2,471,790
                                                                 --------------- ------------- -------------- ---------------
          Total revenue                                               16,869,566    10,419,171     34,199,726      20,606,253
COST OF SALES
   Services COS                                                       10,674,320     5,288,153     21,635,114       9,834,123
   Contract COS                                                          470,369       345,914        747,647         421,804
    Product COS                                                        1,291,701       929,153      2,256,844       1,758,098
                                                                 --------------- ------------- -------------- ---------------
          Total cost of sales                                         12,436,390     6,563,220     24,639,605      12,014,025
                                                                 --------------- ------------- -------------- ---------------
          Gross Margin                                                 4,433,176     3,855,951      9,560,121       8,592,228

OPERATING EXPENSES:
   Employee compensation                                               1,793,678     2,264,668      3,790,162       4,877,411
   General and administrative expenses                                 1,757,771     1,158,483      3,666,358       2,797,255
   Selling and marketing                                                 278,370       131,677        527,502         474,682
   Research & development                                                      0         7,319              0          18,679
   Depreciation and amortization                                         200,699       171,618        354,598         344,424
                                                                 --------------- ------------- -------------- ---------------
          Total expenses                                               4,030,518     3,733,765      8,338,620       8,512,451
                                                                 --------------- ------------- -------------- ---------------
                Income (Loss) from operations                            402,658       122,186      1,221,501          79,777
                                                                 --------------- ------------- -------------- ---------------
OTHER INCOME (EXPENSE):
   Interest income                                                       217,117       204,942        436,880         268,025
   Interest expense                                                     (128,600)      (85,836)      (182,903)       (307,985)
   Foreign currency transaction gain (loss)                                2,989        (8,983)        14,188         (22,881)
   Bad debt expense recovery                                                   0             0              0         574,712
   Inflation effects                                                      42,435      (175,986)      (304,615)        (31,952)
   Lawsuit settlement                                                          0      (100,417)       (92,124)       (524,417)
   Gain on debt forgiveness                                                    0       203,872              0         203,872
   Other income/(expense)                                                (21,516)       (9,052)       (71,960)         14,158
                                                                 --------------- ------------- -------------- ---------------
          Total other income (expense)                                   112,425        28,540       (200,534)        173,532
                                                                 --------------- ------------- -------------- ---------------
Net income (loss) before income tax (credit) and minority interest       515,083       150,726      1,020,967         253,309
   Foreign income tax (credit)                                            33,581        36,695        105,167          36,127
   Minority interest in consolidated subsidiary income (loss)                  0             0              0               0
                                                                 --------------- ------------- -------------- ---------------
Net income (loss)                                                        481,502       114,031        915,800         217,182
Other comprehensive income (loss)
   Foreign currency translation gain (loss)                               (3,545)      (10,141)       139,544         (10,109)
                                                                 --------------- ------------- -------------- ---------------
Comprehensive income (loss)                                      $       477,957 $     103,890 $    1,055,344 $       207,073
                                                                 =============== ============= ============== ===============

Income (loss) per weighted average common share - basic          $          0.01 $        0.01 $         0.01 $          0.01
                                                                 =============== ============= ============== ===============
Income (loss) per weighted average common share - fully diluted  $          0.01 $        0.01 $         0.01 $          0.01
                                                                 =============== ============= ============== ===============

Number of weighted average common shares outstanding-basic           151,503,231    90,011,692    151,503,231      87,125,330
                                                                 =============== ============= ============== ===============
Number of weighted average common shares outstanding-diluted         202,283,097   135,272,738    202,283,097     132,386,376
                                                                 =============== ============= ============== ===============

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                           NewMarket Technology, Inc.
                      Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                   (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:                                                  2006             2005
                                                                                 ---------------- -----------------
Net income                                                                       $        915,800 $         217,182
Adjustments to reconcile net income (loss) to cash used by operating activities:
   Stock issued to settle lawsuit                                                               0           424,000
   Stock issued for services and amortization of deferred compensation                    549,037           256,465
   Depreciation                                                                           354,598           344,424
   Minority interest in consolidated subsidiary (income) loss                                   0                 0
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                           5,427,784        (8,375,672)
   (Increase) decrease in inventory                                                      (104,436)           28,873
   (Increase) decrease in prepaid expenses and deposits                                    99,017           (35,637)
   (Increase) decrease in interest receivable                                            (500,000)         (145,050)
   Increase (decrease) in accounts payable - trade                                     (5,707,982)        8,569,990
   Increase (decrease) in customer deposits                                                (3,179)          705,658
   Increase (decrease) in accrued expenses                                               (733,608)          243,487
   Increase (decrease) in payables to affiliates                                          392,647            72,891
   Increase (decrease) in income taxes payable                                            (27,758)           89,127
                                                                                 ---------------- -----------------
Net cash provided (used) by operating activities                                          661,920         2,395,738
                                                                                 ---------------- -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in unconsolidated affiliates                                                      0          (100,000)
   Purchase of property and equipment                                                     (60,955)          (23,434)
   Notes receivable advances to third parties                                                   0        (1,459,515)
   Acquisition of intangible assets                                                      (279,565)         (458,305)
   Proceeds from sale of property and equipment                                            97,003            12,118
                                                                                 ---------------- -----------------
Net cash used by investing activities                                                    (243,517)       (2,029,136)
                                                                                 ---------------- -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances on notes payable                                                            1,804,149                 0
   Payments on notes payable                                                           (1,287,544)         (292,866)
   Payments on short term line of credit                                                        0          (290,442)
   Cash purchased (disposed) in acquisitions (divestitures)                                     0           (31,646)
                                                                                 ---------------- -----------------
Net cash provided (used) in financing activities                                          516,605          (614,954)
                                                                                 ---------------- -----------------
Effect of exchange rates on cash                                                         (656,517)         (224,919)
                                                                                 ---------------- -----------------
Net increase (decrease) in cash and equivalents                                           278,491          (473,271)
                                                                                 ---------------- -----------------

CASH, beginning of period                                                               3,106,521         2,555,907

CASH, end of period                                                              $      2,834,398 $       2,082,636
                                                                                 ================ =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid in cash                                                         $        182,903 $         136,564
                                                                                 ================ =================

Non-Cash Financing Activities:
   Common stock issued to settle debt                                            $      4,488,000 $       1,739,085
                                                                                 ================ =================
   Common stock issued to convert preferred stock                                $          6,671 $           3,118
                                                                                 ================ =================
   Common stock issued for acquisition of affiliate                              $              0 $               0
                                                                                 ================ =================
   Preferred stock issued for acquisition of consolidated subsidiaries           $              0 $       1,300,000
                                                                                 ================ =================
   Preferred stock issued to settle debt                                         $              0 $       4,900,000
                                                                                 ================ =================
   Issuance of promissory note to acquire subsidiaries                           $              0 $               0
                                                                                 ================ =================

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements
                   (Information with regard to the six months ended June 30, 2006 and 2005 is unaudited)

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

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

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

     Consolidation

     The Company uses the consolidation method to report its investment in its subsidiaries and other companies when the Company owns a majority of the voting stock of the subsidiary. All inter-company balances and transactions have been eliminated. Infotel, the Company's Singapore based subsidiary, has been on a September 30 fiscal year end since its inception. The Company elected, pursuant to ARB 51, to account for the operations of Infotel on a matching period to matching period with the parent's financials. This means that should there be a significant shift in Infotel's operations, positive or negative, it will not be reflected in the consolidated financials for an additional 90 days.

     Equity Method

     The Company uses the equity method to report investments in businesses where it holds 20% to 50% voting interest, but does not control operating and financial policies.

          Under the equity method, the Company reports:

     -    Its interest in the entity as an investment on its balance sheets, and

     - Its percentage share of earnings or losses on its statement of operations

     At June 30, 2006, the Company did not record any income or loss , nor adjust its investment account, by the net income or loss of the affiliates, as the actual equity percentage paid for was the investments was less than 10%, with a concurrent de minimus net income/loss related thereto.

     d) Net income per share

     Basic net income per weighted average common share is computed by dividing the net income(loss) by the weighted average number of common shares outstanding during the period. Fully diluted includes all common shares that would be required to be issued of various convertible instruments at their stated conversion rates using the June 30, 2006, market price of the underlying common stock.

     e) Stock compensation for services rendered

     The Company issues shares of common stock in exchange for services rendered. The costs of the services are valued according to accounting principles generally accepted in the United States and are been charged to operations as earned.

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

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

     g) Intangibles

     In June 2002, goodwill in the amount of $2,756,327 was recorded in conjunction with the net asset acquisition from Vergetech. Goodwill amounting to $25,942,330 was recorded in conjunction with the acquisitions from 2003 through 2006. The Company also evaluates, at least annually, for potential impairment, this recorded amount, by means of a cash flow analysis in accordance with SFAS 142.

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

     h) Revenue recognition

     As a result of the multiple acquisitions from 2003 through 2006, the Company now has three distinct revenue streams: (1) Services, (approximately 88% of revenue), principally programming services. This revenue is recognized as services are provided and billed to the customers.
     (2) Contract, (approximately 4% of revenue), which is principally an ongoing service revenue stream, such as training contracts, technical support contracts., etc. This form of revenue is recognized monthly as earned and billed, and (3), Product sales(approximately 8% of revenue), which is the sale of hardware and software, generally installed. Sometimes the hardware and/or software are customized under the terms of the purchase contract. This revenue is recognized as the products are delivered and the customer accepts said products. Any portions of such contracts which may include installation, training, conversion, etc. are recognized when such services have been completed. Any ongoing support, training, etc., is separately structured and is accounted for in contract revenue and in accordance with the contracts.

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

     i) Concentrations of risks - Geographic

     As a result of the various acquisitions from 2003 through 2006, the Company now has offices, employees and customers in a variety of foreign countries. Its four foreign based subsidiaries are located in Singapore; Caracas, Venezuela; Ningbo, Peoples Republic of China and Sao Paulo, Brazil. DCI, now a subsidiary of DFTS, also based in Dallas, serves customers located in Western Europe, as well as within the United States. RKM, based in Caracas, Venezuela, serving Latin America, represents approximately 2% of the Company's total revenue and 1.5% of total assets; Infotel, based in Singapore, and serving Asia, represents approximately 3.5% of the Company's total revenue and 12% of total assets; Clipper Technology, based in Ningbo, China, serving Asia, represents approximately 36% of the Company's total revenue and 6% of total assets and UniOne, based in Sao Paulo, Brazil, serving Latin America, represents approximately 24% of the Company's total revenue and 6% of total assets.

     j) Investment in unconsolidated affiliates/subsidiaries

     The Company's investment in affiliates at June 30, 2006, is composed of a 20% equity position in Red Moon Broadband, a 25% equity position in TekVoice Communications, Inc, and a 49% interest in DFTS/DCI and de minimus investments in two other companies. These equity positions do not represent a controlling interest in these companies.

     The Company accounts for its investment in affiliates, defined as those whereby the Company owns less than 51% of the issued and outstanding common stock of the affiliate and the Company does not exercise control over the operations of the affiliate, by the equity method of accounting. At June 30, 2006, the Company did not record any income or loss , nor adjust its investment account, by the net income or loss of the affiliates, as the actual equity percentage paid for was the investments was less than 10%, with a concurrent de minimus net income/loss related thereto.

     k) Interim financial information

     The financial statements for the six months ended June 30, 2006 and 2005 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

(3)  Stockholders' Equity

     The Company has authorized 300,000,000 shares of $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 151,503,231 shares of common stock issued and outstanding at June 30, 2006. The Company had 100 shares of Series A preferred stock, 0 shares of Series B preferred stock, 621 shares of Series C preferred stock, 0 shares of Series D preferred stock, 1,000 shares of Series E preferred stock, 3,000 shares of Series F preferred stock, 1,222 shares of Series G preferred stock, 1,035 shares of Series H preferred stock and 1,400 shares of Series I preferred stock issued and outstanding, respectively, at June 30, 2006.

     During the first half of 2006, the Company issued 20,617,502 shares of common stock to convert 1,378 shares of Series C, 550 shares of Series D, 800 shares of Series E, 3,678 shares of Series G preferred stock and 265 shares of Series H. During the first half of 2006, the Company issued 638,043 shares of common stock for services to six parties. Five agreements are prospective for 1 year and the other was for services previously rendered. These shares were valued at $281,750, or $0.44 per share. During,the first half of 2006, the Company issued 21,510,321 shares of common stock to convert $4,688,000 of convertible debt and accrued interest, or $0.209 per share.

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

     At June 30, 2006, the shares of preferred stock represented approximately 19,769,545 shares of common stock, had they been eligible to be and been elected to be converted on June 30, 2006. Had the preferred shares that were eligible to be converted, been converted at June 30, 2006, they represented approximately 6,931,900 shares of common stock.

(4)  Income Taxes

     Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry- forwards for income tax purposes of approximately $6,400,000 which expire beginning
     December 31, 2117. There may be certain limitations on the Company's ability to utilize the loss carry-forwards in the event of a change of control, should that occur. In addition, the Company amortizes goodwill for income tax purposes, but not for reporting purposes. The amount recorded as a deferred tax asset, cumulative as of June 30, 2006, is $2,560,000, which represents the amount of tax benefits of the loss carry-forwards and goodwill amortization. The Company has established a valuation allowance for this deferred tax asset of $2,560,000, as the Company has no long-term history of profitable operations, in substantive amount necessary to utilize this asset. The significant components of the net deferred tax asset as of June 30, 2006 are:

Net operating losses                 $         2,560,000
Goodwill amortization                          1,400,000
                                     -------------------
Valuation allowance                           (3,960,000)
                                     -------------------
Net deferred tax asset               $                 0
                                     ===================

     The Company utilized approximately $1,100,000 and $23,000 of its deferred tax asset for the years ended December 31, 2005 and 2004, respectively.

(5)  Capital Stock Transactions

         Following is a schedule of changes in shareholder's equity for the six months ended June 30, 2006:

                                                                                                      Accum                 Total
                                       Number of Shares   Par Value of Stock Additional               Comp             Stockholders'
                                     -------------------- ---------------   Paid-In     Deferred   Income  Accumulated     Equity
                                       Pfd      Common    Pfd    Common     Capital        Comp    (Loss)    Deficit   (Deficiency)
                                     ------- ------------ ---- --------- ------------  ---------  -------- ----------- ------------
BALANCE, December 31, 2005           14,653  108,737,365   15    108,737   40,482,943   (629,145)   51,628  (7,248,151)  32,766,027
Conversion of Series C pref. stock   (1,378)   4,739,994   (1)     4,740       (4,739)         0         0           0            0
Conversion of Series D pref. stock     (550)   2,140,742   (1)     2,141       (2,140)         0         0           0            0
Conversion of Series E pref. stock     (800)   2,196,045   (1)     2,196       (2,195)         0         0           0            0
Conversion of Series G pref. stock   (3,678)  10,909,226   (4)    10,909      (10,905)         0         0           0            0
Conversion of Series H pref. stock     (265)     631,495    0        632         (632)         0         0           0            0
Conversion of debt to common stock        0   21,510,321    0     21,510    4,466,490          0         0           0    4,488,000
Issuance of common stock for service      0      638,043    0        638      293,779   (272,750)        0           0       21,667
Amortization of deferred compensation     0            0    0          0            0    540,037         0           0      540,037
Other comprehensive income (loss)         0            0    0          0            0          0   139,545           0      139,545
Net income                                0            0    0          0            0          0         0     915,800      915,800
                                    ------- ------------ ---- ---------- ------------  ---------  -------- ----------- ------------
ENDING BALANCE, June 30, 2006
(Unaudited)                           7,982  151,503,231  $ 8   $151,503  $45,222,601  $(361,858) $191,173 $(6,332,351) $38,871,076
                                    ======= ============ ==== ========== ============  =========  ======== =========== ============

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(6)  Convertible debt

     In the first and second quarters of 2006, the Company retired $4,688,000 of convertible debt by issuing 11,010,321 shares of common stock.


(7)  Earnings per share

     Following is the disclosure required by SFAS 128.

         For the Quarter Ended June 30, 2006

                                     Income           Shares          Per-Share
                                   (Numerator)    (Denominator)         Amount
                                   -----------   -------------       ----------
Basic EPS:
Income available to
  common stockholders                 $915,800     151,503,231            $0.01
Effect of Dilutive Securities:
Convertible preferred stock                  0      22,040,058
Convertible debt                             0      28,739,808
                                   -----------   -------------
Diluted EPS:
Income available to
  common stockholders
+ assumed conversions                 $915,800     202,283,097            $0.01
                                   ===========   =============       ==========

     For the Quarter Ended June 30, 2005

                                     Income           Shares          Per-Share
                                   (Numerator)    (Denominator)         Amount
                                   -----------   -------------       ----------
Basic EPS:
Income available to
  common stockholders                 $217,182      87,125,330            $0.01
Effect of Dilutive Securities:
Convertible preferred stock                  0       5,261,046
Convertible debt                             0      40,000,000
                                   -----------   -------------
Diluted EPS:
Income available to
  common stockholders
+ assumed conversions                 $217,182     132,386,376            $0.01
                                   ===========   =============       ==========

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(8)  Software

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

(9)  Commitments and contingencies

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

     Forward-looking statements can generally be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," or "anticipates" or the negative of these terms or other comparable terminology, or by discussions of strategy, plans or intentions. Statements contained in this report that are not historical facts are forward-looking statements. Without limiting the generality of the preceding statement, all statements in this report concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are necessarily estimates reflecting our best judgment based upon current information and involve a number of risks and uncertainties. Other factors may affect the accuracy of these forward-looking statements, and our actual results may differ materially from the results anticipated in these forward-looking statements. While it is impossible to identify all relevant factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described in "Management Discussion and Analysis or Plan of Operation" as well as changes in the regulation of the IP telephony industry at either or both of the federal and state levels, competitive pressures in the IP telephony industry and our response to these factors, and general conditions in the economy and capital markets. For a more complete discussion of these and other risks, uncertainties and assumptions that may affect us, see the company's annual report on Form 10- KSB for the fiscal year ended December 31, 2005. Critical accounting policies The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-KSB fiscal year 2005 There have been no material changes to our critical accounting policies as of June 30, 2006.

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

     2) incrementally invest in order to refine the acquired technology offering for the marketplace; 3) concentrate initial sales efforts on focused pilot opportunities; 4) expand pilot opportunities to a level that prove market viability; 5) spin the technology company out into a next stage, stand alone company to support expanded capital formation; 6) create efficiencies and economies of scale by retaining support service contract functions at NewMarket Technology; and 7) build service and sales capacity in developing economies oversees to take advantage of reduced labor expense and to sell into fast growing economic regions with less brand name competition than in North America.

     Technology sector businesses face two substantial market wide systemic issues. The first is the growing global technical labor force that is creating significant profit margin pressure. Technology companies continue to ratchet down expenses and sell at prices below their competition by employing the ever growing technology labor force from developing economic countries around the world. This global technology labor force is growing and technology companies will continue to chase each other's downward spiraling labor expense, in turn, continuing to squeeze technology company profit margins for the foreseeable future. Secondly, since the collapse of the dotcom investment market, the technology sector has not been able to re-establish consistent investment community interest in technology innovation. Profit margin pressure deters investment community interest at the same time making internal research and development investment an unlikely alternative. Technology innovation is critical to the technology sector. Updated technology products with enhanced features and performance that replace last generation products are a significant and critical portion of the overall technology market.

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

Recent Developments

     In August 2006, the Company announced that it has entered into a definitive agreement with Intercell International Corporation ("Intercell") under which the Company will sell its interest in NewMarket China, Inc, a wholly-owned subsidiary, to Intercell in exchange for two million shares of Intercell common stock.

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

Results of Operations

Three months ended June 30, 2006 compared to three months ended June 30, 2005:

     Net sales increased 62% from $10,419,171 for the quarter ended June 30, 2005 to $16,869,566 for the quarter ended June 30, 2006. This increase was primarily due to the implementation of the previously herein described new business model implemented in June 2002 and the corresponding herein described acquisitions starting with VTI in June 2002, in addition to the operations and growth from the acquired assets.

     Cost of sales increased 89% from $6,563,220 for the quarter ended June 30, 2005 to $12,436,390 for the quarter ended June 30, 2006. This increase was primarily due to the corresponding increase in overall sales. Our cost of sales, as a percentage of sales was 63% and 74% for the quarters ended June 30, 2005 and 2006, respectively. Management plans to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows. Management intends to leverage increased purchasing volume to improve purchasing contracts and reduce the overall cost of sales. Management also intends to implement resource utilization strategies that can demonstrate notable savings when applied over higher volumes of production.

     Compensation expense decreased 21% from $2,264,668 for the quarter ended June 30, 2005 to $1,793,678 for the quarter ended June 30, 2006. Management is working to keep compensation expense in reasonable proportion to overall Company sales and expenses. Management has significantly decreased its stock-based compensation to outside consultants, officers and related party consultants and plans to continue to limit such compensation. No performance incentive compensation program has been put in place since the implementation of the Company's new business model in June 2002, but management has plans to construct and implement such a plan in the future.

     General and administrative expenses increased 52% to $1,757,771 for the quarter ended June 30, 2006 from $1,158,483 for the quarter ended June 30, 2005. The increase in general and administrative expenses was primarily due to the overall increase in sales and operational expenses. Management plans to reduce general and administrative expenses as a percentage of overall sales through the consolidation of redundant processes and resources inherited through acquisition activity.

     Depreciation and amortization expense increased 17% from $171,618 for the quarter ended June 30, 2005 to $200,699 for the quarter ended June 30, 2006. The increase is primarily due to an increase in fixed assets. Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

     Net income increased 322% from $114,031 for the quarter ended June 30, 2005 to $481,502 for the quarter ended June 30, 2006. Net income represented 2.9% and 1.1% of net sales for the quarters ended June 30, 2006 and 2005, respectively. Comprehensive net income, which is adjusted to compensate for the risk associated with foreign profits and the potential conversion of foreign currency, increased 360% from $103,890 for the quarter ended June 30, 2005 to $477,957 for the quarter ended June 30, 2006. Comprehensive net income represented 2.8% and 1.0% of net sales for the quarters ended June 30, 2006 and 2005, respectively. The increase in net income and increase in the percentage of net sales was primarily due to the implementation of the previously herein described new business model implemented in June 2002 and the corresponding herein described acquisitions starting with VTI in June 2002, in addition to the operations and growth from the acquired assets and the investment in operations made to effect such growth.

Six months ended June 30, 2006 compared to six months ended June 30, 2005:

     Net sales increased 66% from $20,606,253 for the six months ended June 30, 2005 to $34,199,726 for the six months ended June 30, 2006. This increase was primarily due to the implementation of the previously herein described new business model implemented in June 2002 and the corresponding herein described acquisitions starting with VTI in June 2002, in addition to the operations and growth from the acquired assets.

     Cost of sales increased 105% from $12,014,025 for the six months ended June 30, 2005 to $24,639,605 for the six months ended June 30, 2006. This increase was primarily due to the corresponding increase in overall sales. Our cost of sales, as a percentage of sales was 58% and 72% for the six months ended June 30, 2005 and 2006, respectively. Management plans to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows. Management intends to leverage increased purchasing volume to improve purchasing contracts and reduce the overall cost of sales. Management also intends to implement resource utilization strategies that can demonstrate notable savings when applied over higher volumes of production.

     Compensation expense decreased 22% from $4,877,411 for the six months ended June 30, 2005 to $3,790,162 for the six months ended June 30, 2006. Management is working to keep compensation expense in reasonable proportion to overall Company sales and expenses. Management has significantly decreased its stock-based compensation to outside consultants, officers and related party consultants and plans to continue to limit such compensation. No performance incentive compensation program has been put in place since the implementation of the Company's new business model in June 2002, but management has plans to construct and implement such a plan in the future.

     General and administrative expenses increased 31% to $3,666,358 for the six months ended June 30, 2006 from $2,797,255 for the six months ended June 30, 2005. The increase in general and administrative expenses was primarily due to the overall increase in sales and operational expenses. Management plans to reduce general and administrative expenses as a percentage of overall sales through the consolidation of redundant processes and resources inherited through acquisition activity.

     Depreciation and amortization expense increased 3% from $344,424 for the quarter ended June 30, 2005 to $354,598 for the quarter ended June 30, 2006. The increase is primarily due to an increase in fixed assets. Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

     Net income increased 322% from $217,182 for the six months ended June 30, 2005 to $915,800 for the six months ended June 30, 2006. Net income represented 2.7% and 1.1% of net sales for the six months ended June 30, 2006 and 2005, respectively. Comprehensive net income, which is adjusted to compensate for the risk associated with foreign profits and the potential conversion of foreign currency, increased 410% from $207,073 for the six months ended June 30, 2005 to $1,055,344 for the six months ended June 30, 2006. Comprehensive net income represented 3.1% and 1.0% of net sales for the six months ended June 30, 2006 and 2005, respectively. The increase in net income and increase in the percentage of net sales was primarily due to the implementation of the previously herein described new business model implemented in June 2002 and the corresponding herein described acquisitions starting with VTI in June 2002, in addition to the operations and growth from the acquired assets and the investment in operations made to effect such growth.

Liquidity and Capital Resources

     The Company's cash balance at June 30, 2006 decreased $272,123 from $3,106,521 as of December 31, 2005, to $2,834,398. The decrease was the result of a combination of loan proceeds totaling $1,804,149, proceeds from asset sales totaling 70,872 and cash flows from operations totaling $661,920, offset by cash used for repayment of loans totaling $1,887,554, investing activities totaling $243,517 and the effect of exchange rates on cash totaling $607,131. Operating activities for the six months ended June 30, 2006 exclusive of changes in operating assets and liabilities provided $1,819,435, as well as an decrease in receivables and other current assets of $4,922,365, offset by a decrease in accounts payable and accrued and other current liabilities of $6,079,880.

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

     Given our limited operating history, it will be difficult to predict our future results. You should consider the uncertainties that we may encounter as an early stage company in a new and rapidly evolving market. These uncertainties include:

     o    ......market acceptance of our products or services
     o    ......consumer  demand for, and acceptance of, our products,  services and follow-on products
     o    ......our  ability to create  user-friendly  applications
     o    ......our unproven and evolving business model
     o    .....potential  political  uncertainty  in  foreign  markets  which we operate in

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


ITEM 4.  CONTROLS AND PROCEDURES

     Under the direction of the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed is included on a timely basis in the reports filed with the Securities and Exchange Commission. There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended June 30, 2006, including any corrective actions with regard to significant deficiencies and material weaknesses.



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

     In April 2005, the Company filed a lawsuit styled; NewMarket, Inc. v. Charles Morris & Associates, Inc., Daniel Scofield, and Opportunity Consulting, Inc, Cause No: 05-03475-M, in the 298th Judicial District Court of Dallas County, Texas. The Company filed this action against Charles Morris & Associates, Inc. and its proprietor, Daniel Scofield ("Scofield") arising out of Scofield's failure to perform his duties as Chief Operating Officer of NewMarket. There are no counterclaims. Only one deposition has been taken to date, and the parties are ordered to mediation. We do not anticipate any viable counterclaims in this case. NewMarket intends to vigorously prosecute its claims in this case, although it will, in good faith, attend the Court-ordered mediation in the next couple of months.

     In December 2005, Tolga Erkmen filed a lawsuit styled Tolga Erkmen v. NewMarket Technology, No. 5-05-CV-821F(2), in the United States District Court for the Eastern District of North Carolina, Western Division. The Company filed a counter lawsuit against Tolga Erkmen styled NewMarket Technology, Inc., formerly known as IPVoice Communications, Inc. v. Tolga Erkmen, et Cause No. 06-00451, in the 44th Judicial District Court of Dallas County, Texas. Additionally, Innova filed a lawsuit against the Company, styled, Innova, Inc.
v. NewMarket Technology, Inc. formerly known as IPVoice Communications, Inc. Cause No. 5-06- cv-00106-BR, in the United States District Court for the Eastern District of North Carolina, Western Division. All three matters arise out of a June 9, 2004 Purchase Agreement between NewMarket, on the one hand, and Tolga Erkmen ("Erkmen") and Innova, Inc. ("Innova"), on the other hand, to purchase all of the stock of Netsco. In addition, Erkmen and Innova were obligated to provide certain employment and consulting services, together with business plans and to otherwise help achieve the objectives of Netsco's operations. Erkmen and Innova have since filed suit claiming the right, under the Purchase Agreement, to certain Series F Convertible Preferred Stock of NewMarket with a value of $3,000,000, although there are certain performance offsets against that sum. NewMarket has filed a separate lawsuit and asserted, among other things, fraud in the inducement in the Purchase Agreement and failure by Erkmen and Innova to comply with their obligations to preserve, develop, and implement Netsco's business plans and intellectual property. In March 2006, we reached a mutually agreeable settlement of this matter with Innova and in May 2006, we reached a mutually agreeable settlement of this matter with Erkmen.

     In February  2006, RBC Centura Bank filed a lawsuit styled RBC Centura Bank
v. NewMarket Technology, Inc. v. Tolga Erkmen, Cause No. CC-06-01435-B, in the Dallas County Court as Law Number Two in Dallas, Texas. RBC Centura Bank ("RBC") filed this Original Petition on February 7, 2006. RBC has sued NewMarket on a guaranty with a claimed amount of $75,271.44, plus attorneys' fees. The original debt was entered into by Tolga Erkmen ("Erkmen"), the individual who sold stock of Netsco to NewMarket. NewMarket has answered and sued Erkmen in a third-party petition. NewMarket intends to vigorously defend the case and, to the extent it has any liability on its guaranty, seek recovery from Erkmen for any sums it may be obligated to pay under the guaranty. In June 2006, we reached a mutually agreeable settlement of this matter with RBC.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

     Set forth below is information regarding the issuance and sale of our securities without registration during the three month period ended June 30, 2006:

     - During second quarter 2006, the Company issued 10,500,000 shares of common stock to convert $2,100,000 of convertible debt and accrued interest, or $0.20 per share.

     - In April 2006, the Company issued 250,000 share of common stock for services to one party. This agreement is prospective for 1 year. These shares were valued at $75,000 or $0.30 per share.

     - During second quarter 2006, the Company issued 12,675,173 shares of common stock to convert 783 shares of Series C preferred stock, 300 shares of Series E preferred stock, 3,028 shares of Series G preferred stock, and 265 shares of Series H preferred stock, respectively.

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

     None.

ITEM 5. OTHER INFORMATION

     None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a) Exhibits


EXHIBIT
NO.       DESCRIPTION OF EXHIBIT
-------   ----------------------------------
10.1 Amended annual report for the period ended December 31, 2004, as filed in Company's Form 10-KSB/A January 4, 2006, and incorporated herein by reference.

10.2 Amended quarterly report for the period ended March 31, 2005, as filed in Company's Form 10-QSB/A January 5, 2006, and incorporated herein by reference.

10.3 Amended quarterly report for the period ended June 30, 2005, as filed in Company's Form 10-QSB/A January 5, 2006, and incorporated herein by reference.

10.4 Annual Report for the year ended December 31, 2005, as filed in Company's Form 10-KSB March 31, 2006, and incorporated herein by reference

31.1 * Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2 * Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 * Certification of Philip M. Verges, Chairman and Chief Executive Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 * Certification of Philip J. Rauch, Chief Financial Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..

* Filed Herewith


     (b) Reports on Form 8-K

     During the three-month period ended June 30, 2006, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           NewMarket Technology, Inc.
                                  (Registrant)




Date: August 15, 2006      By: /s/ Philip M. Verges
                              ---------------------
                                Philip M. Verges
                                Chairman, Chief Executive Officer and Director




Date: August 15, 2006      By:/s/ Philip J. Rauch
                              --------------------------
                                Philip J. Rauch
                                Chief Financial Officer