Form 10-Q
period 2006-09-30
NewMarket Technology Inc
filed 2006-11-21
CIK 1092083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark-One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2006.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                        Commission file number 000-27917


                           NewMarket Technology, Inc.
             (Exact name of Registrant as Specified in Its Charter)


             NEVADA                                         65-0729900
 (State or other Jurisdiction of                        (I.R.S. Employer
  Incorporation or Organization)                        Identification No.)

                         14860 Montfort Drive, Suite 210
                               Dallas, Texas 75254
                    (Address of Principal Executive Offices)

                                 (972) 386-3372
                (Issuer's Telephone Number, Including Area Code)


       Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                            Yes  X        No
                                               ----         ----

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

   Large Accelerated Filer___ Accelerated Filer___ Non-Accelerated Filer X
                                                                         --

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

                                  Yes      No X
                                     ----    ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 20, 2006, the registrant had 164,726,757 shares of common stock outstanding.

                                      INDEX
                           NEWMARKET TECHNOLOGY, INC.


PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets-- September 30, 2006 and September 30, 2005.

                  Condensed Consolidated Statements of Operations--Three and Nine Months Ended September 30, 2006 and 2005.

                  Condensed Consolidated Statements of Cash Flows--Three and Nine Months Ended September 30, 2006 and 2005.

                  Notes to Condensed Consolidated Financial Statements-- September 30, 2006.

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

Item 3.           Defaults Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information.

Item 6.           Exhibits and Reports on Form 8-K.

SIGNATURES

CERTIFICATIONS

ITEM 1.  FINANCIAL STATEMENTS


                           NewMarket Technology, Inc.
                           Consolidated Balance Sheet

                ASSETS                   September 30, 2006   December 31, 2005
                                         -------------------  ------------------
CURRENT ASSETS                               (Unaudited)
   Cash                                  $2,629,937           $3,106,521
   Accounts receivable, net of
    allowance of $28,326 and $26,389      11,648,794           15,060,648
   Inventory, at cost                     927,179              1,237,063
   Prepaid expenses, deposits and other
    current assets                        1,804,206            1,239,323
                                          ------------------   -----------------
         Total current assets             17,010,116           20,643,555
                                          ------------------   -----------------
PROPERTY AND EQUIPMENT
   Computer and office equipment          2,855,490            2,499,759
   Less: Accumulated depreciation         (1,888,020)          (1,914,000)
                                          ------------------   -----------------
         Total property and equipment     967,470              585,759
                                          ------------------   -----------------
OTHER ASSETS
   Notes receivable including accrued
    interest                              3,626,283            3,324,541
   Investment in unconsolidated
    affiliates                            9,312,512            1,012,512
   Deposit on investment in
    unconsolidated affiliates             0                    1,250,000
   Goodwill                               28,698,657           21,091,034
   Software code, net of accumulated
    amortization                          3,133,323            3,219,254
   Intangible property                    97,881               385,532
                                          ------------------   -----------------
         Total other assets               44,868,656           30,282,873
                                          ------------------   -----------------
Total Assets                             $62,846,243          $51,512,187
                                          ==================   =================
          LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable
      Trade                              $4,305,195           $9,512,436
      Related parties                     7,527                21,668
   Accrued expenses
      Trade                               3,724,526            2,357,329
      Income and sales tax payable        62,505               109,653
   Deferred revenue                       252,348              252,348
   Customer deposits                      168,111              93,723
   Current portion of long-term debt      543,234              236,771
   Short-term debt                        2,843,544            1,918,303
                                          ------------------   -----------------
         Total current liabilities        11,906,990           14,502,231
                                          ------------------   -----------------
LONG-TERM LIABILITIES
   Deferred income tax liability          3,757                3,552
   Notes payable                          9,605,921            4,240,379
                                          ------------------   -----------------
         Total long-term liabilities      9,609,678            4,243,931
                                          ------------------   -----------------
Total Liabilities                         21,516,668           18,746,162
                                          ------------------   -----------------
Minority interest in consolidated
 subsidiaries                             0                    0
                                          ------------------   -----------------
STOCKHOLDERS' EQUITY
   Senior convertible preferred stock,
    $0.001 par value, authorized
    10,000,000 shares; Series A, 100;
    Series B 0; Series C 621 and 1,999;
    Series D 0 and 550; Series E 850
    and 1,800; Series F 2,910 and
    3,000; Series G 972 and 4,900;
    Series H 1,035 and 1,300; and
    Series I 1,400 issued and
    outstanding shares                    8                    15
   Common stock, $0.001 par value,
    authorized 300,000,000 shares;
    156,254,045 and 108,737,365 issued
    and outstanding shares                156,254              108,737
   Deferred compensation                  (464,228)            (629,145)
   Additional paid-in capital             46,105,401           40,482,944
   Accumulated comprehensive income
    (loss)                                485,684              51,627
   Accumulated deficit                    (4,953,544)          (7,248,151)
                                          ------------------   -----------------
         Total stockholders' equity       41,329,575           32,766,027
                                          ------------------   -----------------
Total Liabilities and Stockholders'
 Equity                                  $62,846,243          $51,512,189
                                          ==================   =================

                           NewMarket Technology, Inc.
                     Consolidated Statements of Operations
                   Three and Nine Months Ended September 30,
                                  (Unaudited)

                                Three Months                 Nine Months
                         --------------------------- ---------------------------
REVENUES                     2006          2005          2006          2005
                         ------------- ------------- ------------- -------------
   Services revenue      $16,465,706   $11,071,128   $46,663,671   $27,982,466
   Contract revenue       649,178       906,070       1,903,495     2,129,195
    Product revenue       1,859,914     2,234,048     4,607,358     4,705,838
                         ------------- ------------- ------------- -------------
     Total revenue        18,974,798    14,211,246    53,174,524    34,817,499
COST OF SALES
   Services COS           11,644,128    6,958,645     33,279,242    16,792,768
   Contract COS           362,963       791,272       1,110,610     1,213,076
    Product COS           1,511,583     1,820,261     3,768,427     3,578,359
                         ------------- ------------- ------------- -------------
     Total cost of sales  13,518,674    9,570,178     38,158,279    21,584,203
                         ------------- ------------- ------------- -------------
          Gross Margin    5,456,124     4,641,068     15,016,245    13,233,296
OPERATING EXPENSES:
   Employee compensation  2,777,539     2,292,330     6,567,701     7,169,741
   General and
    administrative
    expenses              1,175,611     899,221       4,841,969     3,696,476
   Selling and marketing  299,061       (449)         826,563       474,233
   Research &
    development           0             51,974        0             70,653
   Depreciation and
    amortization          157,927       112,874       512,525       445,013
                         ------------- ------------- ------------- -------------
     Total expenses       4,410,138     3,355,950     12,748,758    11,856,116
                         ------------- ------------- ------------- -------------
        Income (Loss)
         from operations  1,045,986     1,285,118     2,267,487     1,377,180
                         ------------- ------------- ------------- -------------
OTHER INCOME (EXPENSE):
   Interest income        251,594       51,582        688,474       319,607
   Interest expense       (140,140)     (112,039)     (323,043)     (420,024)
   Foreign currency
    transaction gain
    (loss)                (416)         582           13,772        (22,299)
   Bad debt expense
    recovery              0             0             0             574,712
   Inflation effects      264,711       180,033       (39,904)      148,081
   Lawsuit settlement     0             (197,979)     (92,124)      (722,396)
   Gain on debt
    forgiveness           0             0             0             203,872
   Other
    income/(expense)      (26,256)      20,730        (98,216)      34,888
                         ------------- ------------- ------------- -------------
     Total other income
      (expense)           349,493       (57,091)      148,959       116,441
                         ------------- ------------- ------------- -------------
Net income (loss) before
 income tax (credit) and
 minority interest        1,395,479     1,228,027     2,416,446     1,493,621
   Foreign income tax
    (credit)              16,674        (813)         121,841       35,314
   Minority interest in
    consolidated
    subsidiary income
    (loss)                0             0             0             0
                         ------------- ------------- ------------- -------------
Net income (loss)         1,378,805     1,228,840     2,294,605     1,458,307
Other comprehensive
 income (loss)
   Foreign currency
    translation gain
    (loss)                (294,513)     (264,769)     434,057       (254,660)
                         ------------- ------------- ------------- -------------
Comprehensive income
 (loss)                  $1,084,292    $964,071      $2,728,662    $1,203,647
                         ============= ============= ============= =============

Income (loss) per
 weighted average common
 share - basic           $       0.01  $       0.01  $       0.02  $       0.02
                         ============= ============= ============= =============
Income (loss) per
 weighted average common
 share - fully diluted   $       0.01  $       0.01  $       0.02  $       0.01
                         ============= ============= ============= =============

Number of weighted
 average common shares
 outstanding-basic        156,254,045   98,078,889    156,254,045   90,949,240
                         ============= ============= ============= =============
Number of weighted
 average common shares
 outstanding-diluted      202,283,097   174,522,132   202,283,097   167,392,483
                         ============= ============= ============= =============

                           NewMarket Technology, Inc.
                     Consolidated Statements of Cash Flows
                        Nine Months Ended September 30,
                                  (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:                    2006          2005
                                                      ------------ -------------
Net income                                            $2,294,607   $1,458,307
Adjustments to reconcile net income (loss) to cash
 used by operating activities:
   Stock issued to settle lawsuit                      0            462,415
   Stock issued for services and amortization of
    deferred compensation                              846,883      366,584
   Depreciation                                        512,525      445,013
   Inventory reserve                                   1,071        147,411
   Bad debt expense                                    0            52,000
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable          5,122,736    (13,850,405)
   (Increase) decrease in inventory                    329,855      112,268
   (Increase) decrease in prepaid expenses and
    deposits                                           (679,457)    (51,133)
   (Increase) decrease in interest receivable          (700,000)    (145,050)
   Increase (decrease) in accounts payable - trade     (6,142,852)  8,767,844
   Increase (decrease) in customer deposits            79,395       380,896
   Increase (decrease) in accrued expenses             695,265      4,786,520
   Increase (decrease) in payables to affiliates       (634,578)    (278,383)
   Increase (decrease) in income taxes payable         (50,062)     34,721
                                                      ------------ -------------

Net cash provided (used) by operating activities       1,675,388    2,689,008
                                                      ------------ -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in unconsolidated affiliates             0            (100,000)
   Purchase of property and equipment                  (398,167)    0
   Notes receivable advances to third parties          0            (3,115,000)
   Acquisition of intangible assets                    (287,652)    (56,000)
   Proceeds from sale of property and equipment        97,003       45,323
                                                      ------------ -------------

Net cash used by investing activities                  (588,816)    (3,225,677)
                                                      ------------ -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances on notes payable                           1,804,149    1,681,985
   Payments on notes payable                           (2,887,544)  (366,057)
   Payments on short term line of credit               0            (290,442)
   Cash purchased (disposed) in acquisitions
    (divestitures)                                     0            (31,646)
                                                      ------------ -------------

Net cash provided (used) in financing activities       (1,083,395)  993,840
                                                      ------------ -------------

Effect of exchange rates on cash                       (479,761)    (229,781)
                                                      ------------ -------------

Net increase (decrease) in cash and equivalents        (476,584)    227,390
                                                      ------------ -------------

CASH, beginning of period                              3,106,521    2,555,907

CASH, end of period                                   $2,629,937   $2,783,297
                                                      ============ =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid in cash                              $323,043     $136,564
                                                      ============ =============

Non-Cash Financing Activities:
   Common stock issued to settle debt                 $4,988,000   $3,295,175
                                                      ============ =============
   Common stock issued to convert preferred stock     $22,219      $3,341
                                                      ============ =============
   Preferred stock issued for acquisition of
    consolidated subsidiaries                         $0           $1,300,000
                                                      ============ =============
   Preferred stock issued to settle debt              $0           $4,900,000
                                                      ============ =============

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements
(Information with regard to the nine months ended September 30, 2006 and 2005 is unaudited)


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

     b) Significant acquisitions

     In February, 2006, the Company entered into a Purchase Agreement with the principals of UniOne Consulting, Ltda., a Brazilian limited liability company ("UniOne") to purchase the principal's 100% interest in UniOne. The purchase price to be paid by the Company is $6,460,320, which may be increased to $8,539,680 based on various criteria. The purchase price is payable in several tranches as follows:

     o $1,000,000 was paid on the closing of the acquisition;
     o $1,084,000 was paid in August , 2006;
     o $1,084,000  is payable in  February,  2007;
     o In August2, 2007, $823,840 is payable and a maximum of $520,320 is payable in the event that UniOne's after tax net profit exceeds $912,000 for the fiscal year 2006;

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(2) Summary of Significant Accounting Principles (Continued)

     o In February, 2008, $823,840 is payable and a maximum of $520,320 is payable in the event that UniOne's after tax net profit exceeds $912,000 for the fiscal year 2006;
     o In August, 2008, $823,840 is payable and a maximum of $520,320 is payable in the event that UniOne's after tax net profit exceeds $912,000 for the fiscal year 2007; and
     o In December, 2008, $820,800 is payable and a maximum of $518,400 is payable in the event that UniOne's after tax net profit exceeds $912,00 for the fiscal year 2007.

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

     Under the equity method, the Company reports:

          o Its interest in the entity as an investment on its balance sheets, and
          o Its percentage share of earnings or losses on its statement of operations

     At September 30, 2006, the Company did not record any income or loss , nor adjust its investment account, by the net income or loss of the affiliates, as the actual equity percentage paid for was the investments was less than 10%, with a concurrent de minimus net income/loss related thereto.


     d) Net income per share

     Basic net income per weighted average common share is computed by dividing the net income(loss) by the weighted average number of common shares outstanding during the period. Fully diluted includes all common shares that would be required to be issued of various convertible instruments at

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(2) Summary of Significant Accounting Principles (Continued)

     their stated conversion rates using September 30, 2006, market price of the underlying common stock.

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

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(2) Summary of Significant Accounting Principles (Continued)

     h) Revenue recognition

     As a result of the multiple acquisitions from 2003 through 2006, the Company now has three distinct revenue streams: (1) Services, principally programming services. This revenue is recognized as services are provided and billed to the customers. (2) Contract, which is principally an ongoing service revenue stream, such as training contracts, technical support contracts., etc. This form of revenue is recognized monthly as earned and billed, and (3), Product sales, which is the sale of hardware and software, generally installed. Sometimes the hardware and/or software are customized under the terms of the purchase contract. This revenue is recognized as the products are delivered and the customer accepts said products. These revenue streams accounted for 88%, 4% and 8% of revenue, respectively, for the nine months ended September 30, 2006. Any portions of such contracts which may include installation, training, conversion, etc. are recognized when such services have been completed. Any ongoing support, training, etc., is separately structured and is accounted for in contract revenue and in accordance with the contracts.

     i) Concentrations of risks - Geographic

     As a result of the various acquisitions in 2003 through 2006, the Company now has offices, employees and customers in a variety of foreign countries. Its four foreign based subsidiaries are located in Singapore; Caracas, Venezuela; Ningbo, Peoples Republic of China and Sao Paulo, Brazil. DCI, now a subsidiary of DFTS, also based in Dallas, serves customers located in Western Europe, as well as within the United States. RKM, based in Caracas, Venezuela, serving Latin America, represents approximately 2% of the Company's total revenue and 1.5% of total assets; Infotel, based in Singapore, and serving Asia, represents approximately 3.5% of the Company's total revenue and 12% of total assets; Clipper Technology, based in Ningbo, China, serving Asia, represents approximately 36% of the Company's total revenue and 6% of total assets and UniOne, based in Sao Paulo, Brazil, serving Latin America, represents approximately 24% of the Company's total revenue and 6% of total assets.

     j) Investment in unconsolidated affiliates/subsidiaries

     The Company's investment in affiliates at September 30, 2006, is composed of a 20% equity position in Red Moon Broadband, Inc., a 20% equity position in TekVoice Communications, Inc., a 49% interest in DFTS/DCI and de minimus investments in two other companies. These equity positions do not represent a controlling holding in these companies.

     The Company accounts for its investment in affiliates, defined as those whereby the Company owns less than 51% of the issued and outstanding common stock of the affiliate and the Company does not exercise control over the operations of the affiliate, by the equity method of accounting. At September 30, 2006, the Company did not record any income or loss , nor adjust its investment account, by the net income or loss of the affiliates, as the actual equity percentage paid for was the investments was less than 10%, with a concurrent de minimus net income/loss related thereto.

     k) Interim financial information

     The financial statements for the nine months ended September 30, 2006 and 2005 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(3) Stockholders' Equity

     The Company has authorized 300,000,000 shares of $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 156,254,045 shares of common stock issued and outstanding as of September 30, 2006. The Company had 100 shares of Series A preferred stock, 0 shares of Series B preferred stock, 621 shares of Series C preferred stock, 0 shares of Series D preferred stock, 750 shares of Series E preferred stock, 2,910 shares of Series F preferred stock, 972 shares of Series G preferred stock, 1,035 shares of Series H preferred stock and 1,400 shares of Series I preferred stock issued and outstanding, respectively, at September 30, 2006.

     During the first nine months of 2006, the Company issued 22,218,316 shares of common stock to convert 1,378 shares of Series C, 550 shares of Series D, 950 shares of Series E, 90 shares of Series F, 3,928 shares of Series G preferred stock and 265 shares of Series H. During the first nine months of 2006, the Company issued 1,788,043 shares of common stock for services to eight parties. Seven agreements are prospective for 1 year and the other was for services previously rendered. These shares were valued at $669,300, or $0.37 per share. During, the first nine months of 2006, the Company issued 23,510,321 shares of common stock to convert $5,188,000 of convertible debt and accrued interest, or $0.22 per share.

     At  September  30,  2006,  the  shares  of  preferred   stock   represented
     approximately 26,855,172 shares of common stock, had the preferred shares that were eligible to be converted been elected to be converted on September 30, 2006.

(4) Income Taxes

     Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $6,400,000 which expire beginning
     December 31, 2117. There may be certain limitations on the Company's ability to utilize the loss carry-forwards in the event of a change of control, should that occur. In addition, the Company amortizes goodwill for income tax purposes, but not for reporting purposes. The amount recorded as a deferred tax asset, cumulative as of September 30, 2006, is $2,560,000, which represents the amount of tax benefits of the loss carry-forwards and goodwill amortization. The Company has established a valuation allowance for this deferred tax asset of $2,560,000, as the Company has no long-term history of profitable operations, in substantive amount necessary to utilize this asset. The significant components of the net deferred tax asset as of September 30, 2006 are:

                  Net operating losses                $2,560,000
                  Goodwill amortization               1,400,000
                                                     ------------------
                  Valuation allowance                 (3,960,000)
                                                     ------------------
                  Net deferred tax asset              $0
                                                     ==================

     The Company utilized approximately $1,100,000 and $23,000 of its deferred tax asset for the years ended December 31, 2005 and 2004, respectively.

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(5) Capital Stock Transactions

     Following is a schedule of changes in shareholder's equity for the nine months ended Septmeber 30, 2006:

                                                                                                Accum                   Total
                                                          Par Value of   Additional             Comp                 Stockholders'
                                      Number of Shares        Stock        Paid-In   Deferred   Income   Accumulated    Equity
                                    -------------------- ---------------
                                      Pfd      Common    Pfd    Common     Capital      Comp    (Loss)    Deficit   (Deficiency)
                                    -------------------- -------------------------------------------------------------------------

BALANCE, December 31, 2005          14,653  108,737,365  15   108,737   40,482,943   (629,145)  51,628   (7,248,151)   32,766,027
Conversion of Series C pref. stock  (1,378) 4,739,994    (1)  4,740     (4,739)      0          0        0             0
Conversion of Series D pref. stock  (550)   2,140,742    (1)  2,141     (2,140)      0          0        0             0
Conversion of Series E pref. stock  (1,650) 2,645,326    (2)  2,645     (2,643)      0          0        0             0
Conversion of Series F pref. stock  (90)    292,226      0    292       (292)        0          0        0             0
Conversion of Series G pref. stock  (3,928) 11,768,533   (4)  11,769    (11,765)     0          0        0             0
Conversion of Series H pref. stock  (265)   631,495      0    632       (632)        0          0        0             0
Conversion of debt to common stock  0       23,510,321   0    23,510    4,964,490    0          0        0             4,988,000
Issuance of common stock for        0       1,788,043    0    1,788     681,329      (661,450)  0        0             21,667
services
Amortization of deferred            0       0            0    0         0            825,216    0        0             825,216
compensation
Other comprehensive income (loss)   0       0            0    0         0            0          434,056  0             434,056
Net income                          0       0            0    0         0            0          0        2,294,607     2,294,607
                                    -------------------- -------------------------------------------------------------------------
ENDING BALANCE, September 30, 2006
(Unaudited)                         6,792   156,254,045  $7   $156,254  $46,106,551  $(465,379) $485,684 $(4,953,544)  $41,329,573
                                    ==================== =========================================================================



(6) Convertible debt

     For the nine month period ended September 30, 2006, the Company retired $5,188,000 of convertible debt by issuing 13,010,321 shares of restricted common stock.

(7) Earnings per share

     Following is the disclosure required by SFAS 128.

     For the Quarter Ended September 30, 2006

                                        Income         Shares       Per-Share
                                      (Numerator)    (Denominator)    Amount
                                     -------------  --------------  ----------
Basic EPS:
Income available to common
 stockholders                          $1,378,805     156,254,045       $0.01
Effect of Dilutive Securities:
Convertible preferred stock                     0      19,664,644
Convertible debt                                0      26,364,408
                                     -------------  --------------
Diluted EPS:
Income available to common
 stockholders + assumed conversions    $1,378,805     202,283,097       $0.01
                                     =============  ==============  ==========

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(7) Earnings per share (Continued)


     For the Quarter Ended September 30, 2005

                                          Income         Shares       Per-Share
                                        (Numerator)    (Denominator)    Amount
                                       -------------  --------------  ----------
Basic EPS:
Income available to common stockholders  $1,228,840      98,078,889       $0.01
Effect of Dilutive Securities:
Convertible preferred stock                       0      20,852,146
Convertible debt                                  0      55,591,097
                                       -------------  --------------
Diluted EPS:
Income available to common stockholders
 + assumed conversions                   $1,228,840     174,522,132       $0.01
                                       =============  ==============  ==========


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

(9) Commitment and Contingencies

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

Forward-looking statements can generally be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," or "anticipates" or the negative of these terms or other comparable terminology, or by discussions of strategy, plans or intentions. Statements contained in this report that are not historical facts are forward-looking statements. Without limiting the generality of the preceding statement, all statements in this report concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are necessarily estimates reflecting our best judgment based upon current information and involve a number of risks and uncertainties. Other factors may affect the accuracy of these forward-looking statements, and our actual results may differ materially from the results anticipated in these forward-looking statements. While it is impossible to identify all relevant factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described in "Management Discussion and Analysis or Plan of Operation" as well as changes in the regulation of the IP telephony industry at either or both of the federal and state levels, competitive pressures in the IP telephony industry and our response to these factors, and general conditions in the economy and capital markets. For a more complete discussion of these and other risks, uncertainties and assumptions that may affect us, see the company's annual report on Form 10-KSB for the fiscal year ended December 31, 2005.

Critical accounting policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-KSB fiscal year 2005 There have been no material changes to our critical accounting policies as of September 30, 2006.

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

Part of the Company's growth strategy includes expansion into high-growth developing economic regions. These developing economic regions provide both an environment for accelerated growth as well as a parallel platform for acquiring early stage subsidiary technology companies and developing them into mainstream technology service and product companies. NewMarket has entered into a joint venture with The Huali Group in Shanghai, China. The two companies have already combined resources to win initial sales contracts.

Recent Developments


In November 2006, the Company completed its previously announced plan with Intercell International Corporation ("Intercell") under which the Company sold its interest in NewMarket China, Inc, a wholly-owned subsidiary, to Intercell in exchange for two million shares of Intercell common stock. Additionally, the Company purchased 250,000 shares of Intercell Series A Preferred Stock in exchange for $250,000 in cash, such shares representing a super-majority for voting purposes. As a result, the Company is the majority shareholder of Intercell.

In October 2006, the Company sold its majority interest in Medical Office Software, Inc. ("MOS") to VirtualHealth Technologies, Inc. ("VirtualHealth") in exchange for 1.4 million shares of VirtualHealth common stock and a $900,000 unsecured convertible promissory note with a term of two years and an annual interest rate of 7 percent. The note is convertible at any time into common shares of VirtualHealth.

In September 2006, the Board of Directors of the Company voted to appoint Philip
J. Rauch, the Company's Chief Financial Officer, as a director of the Company. Additionally the Board of Directors voted to appoint James Mandel as an independent director of the Company. Mr. Mandel was also appointed to the Audit Committee of the Board of Directors. In conjunction with these appointments, Michael Tinsley resigned as a member of the Company's Board of Directors.

In August 2006, the Company executed an agreement with Vera Technology Corporation ("Vera") under which the Company sold its majority interest in Vera to the existing management of Vera in consideration for $5,000 in cash and a $1.3 million unsecured promissory note. The note matures in twenty years, however the principal repayment may be accelerated provided that Vera meets certain financial milestones.

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


Results of Operations

Three months ended September 30, 2006 compared to three months ended September 30, 2005:

Net sales increased 34% from $14,211,246 for the quarter ended September 30, 2005 to $18,974,798 for the quarter ended September 30, 2006. This increase was primarily due to the implementation of the previously herein described new business model implemented in June 2002 and the corresponding herein described acquisitions starting with VTI in June 2002, in addition to the operations and growth from the acquired assets.

Cost of sales increased 41% from $9,570,178 for the quarter ended September 30, 2005 to $13,518,674 for the quarter ended September 30, 2006. This increase was primarily due to the corresponding increase in overall sales. Our cost of sales, as a percentage of sales was 67% and 71% for the quarters ended September 30, 2005 and 2006, respectively. Management plans to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows. Management intends to leverage increased purchasing volume to improve purchasing contracts and reduce the overall cost of sales. Management also intends to implement resource utilization strategies that can demonstrate notable savings when applied over higher volumes of production.

Compensation expense increased 21% from $2,292,330 for the quarter ended September 30, 2005 to $2,777,539 for the quarter ended September 30, 2006. This increase was primarily due to the acquisition of UniOne in the first quarter of 2006. The Company is working to keep compensation expense in reasonable proportion to overall Company sales and expenses. Management has significantly decreased its stock-based compensation to outside consultants, officers and related party consultants and plans to continue to limit such compensation. No performance incentive compensation program has been put in place since the implementation of the Company's new business model in September 2002, but management has plans to construct and implement such a plan in the future.

General and administrative expenses increased 31% to $1,175,611 for the quarter ended September 30, 2006 from $899,221 for the quarter ended September 30, 2005. This increase was primarily due to the acquisition of UniOne in the first quarter of 2006. Management plans to reduce general and administrative expenses as a percentage of overall sales through the consolidation of redundant processes and resources inherited through acquisition activity.

Depreciation and amortization expense increased 40% from $112,874 for the quarter ended September 30, 2005 to $157,927 for the quarter ended September 30, 2006. The increase is primarily due to an increase in fixed assets. Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

Net income increased 12% from $1,228,840 for the quarter ended September 30, 2005 to $1,378,805 for the quarter ended September 30, 2006. Net income represented 7.3% and 8.6% of net sales for the quarters ended September 30, 2006 and 2005, respectively. Comprehensive net income, which is adjusted to compensate for the risk associated with foreign profits and the potential conversion of foreign currency, increased 12% from $964,071 for the quarter ended September 30, 2005 to $1,084,292 for the quarter ended September 30, 2006. Comprehensive net income represented 5.7% and 6.8% of net sales for the quarters ended September 30, 2006 and 2005, respectively. The increase in net income was primarily due to the implementation of the previously herein described new business model implemented in June 2002 and the corresponding herein described acquisitions starting with VTI in June 2002, in addition to the operations and growth from the acquired assets and the investment in operations made to effect such growth.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005:

Net sales increased 53% from $34,817,499 for the nine months ended September 30, 2005 to $53,174,524 for the nine months ended September 30, 2006. This increase was primarily due to the implementation of the previously herein described new business model implemented in June 2002 and the corresponding herein described acquisitions starting with VTI in June 2002, in addition to the operations and growth from the acquired assets.

Cost of sales increased 77% from $21,584,203 for the nine months ended September 30, 2005 to $38,158,279 for the nine months ended September 30, 2006. This increase was primarily due to the corresponding increase in overall sales. Our cost of sales, as a percentage of sales was 62% and 72% for the nine months ended September 30, 2005 and 2006, respectively. Management plans to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows. Management intends to leverage increased purchasing volume to improve purchasing contracts and reduce the overall cost of sales. Management also intends to implement resource utilization strategies that can demonstrate notable savings when applied over higher volumes of production.

Compensation expense decreased 8% from $7,169,741 for the nine months ended September 30, 2005 to $6,567,701 for the nine months ended September 30, 2006. Management is working to keep compensation expense in reasonable proportion to overall Company sales and expenses. Management has significantly decreased its stock-based compensation to outside consultants, officers and related party consultants and plans to continue to limit such compensation. No performance incentive compensation program has been put in place since the implementation of the Company's new business model in June 2002, but management has plans to construct and implement such a plan in the future.

General and administrative expenses increased 31% to $4,841,969 for the nine months ended September 30, 2006 from $3,696,476 for the nine months ended September 30, 2005. This increase was primarily due to the acquisition of UniOne in the first quarter of 2006. Management plans to reduce general and administrative expenses as a percentage of overall sales through the consolidation of redundant processes and resources inherited through acquisition activity.

Depreciation and amortization expense increased 15% from $445,013 for the quarter ended September 30, 2005 to $512,525 for the quarter ended September 30, 2006. The increase is primarily due to an increase in fixed assets. Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

Net income increased 57% from $1,458,307 for the nine months ended September 30, 2005 to $2,294,605 for the nine months ended September 30, 2006. Net income represented 4.3% and 4.2% of net sales for the nine months ended September 30, 2006 and 2005, respectively. Comprehensive net income, which is adjusted to compensate for the risk associated with foreign profits and the potential conversion of foreign currency, increased 127% from $1,203,647 for the nine months ended September 30, 2005 to $2,728,662 for the nine months ended September 30, 2006. Comprehensive net income represented 5.1% and 3.5% of net sales for the nine months ended September 30, 2006 and 2005, respectively. The increase in net income and increase in the percentage of net sales was primarily due to the implementation of the previously herein described new business model implemented in June 2002 and the corresponding herein described acquisitions starting with VTI in June 2002, in addition to the operations and growth from the acquired assets and the investment in operations made to effect such growth.


Liquidity and Capital Resources

The Company's cash balance at September 30, 2006 decreased $476,584 from $3,106,521 as of December 31, 2005, to $2,629,937. The decrease was the result of a combination of loan proceeds totaling $1,804,149, proceeds from asset sales totaling $97,003 and cash flows from operations totaling $1,675,388, offset by cash used for repayment of loans totaling $2,887,544, investing activities totaling $685,819 and the effect of exchange rates on cash totaling $479,761. Operating activities for the nine months ended September 30, 2006 exclusive of changes in operating assets and liabilities provided $3,655,086, as well as an decrease in receivables and other current assets of $4,073,134, offset by a decrease in accounts payable and accrued and other current liabilities of $6,052,832.

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

Given our limited operating history, it will be difficult to predict our future results. You should consider the uncertainties that we may encounter as an early stage company in a new and rapidly evolving market. These uncertainties include:

o ......market acceptance of our products or services
o ......consumer demand for, and acceptance of, our products, services and follow-on products
o ......our ability to create user-friendly applications
o ......our unproven and evolving business model
o ......potential political uncertainty in foreign markets which we operate in

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


ITEM 4.  CONTROLS AND PROCEDURES


Under the direction of the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed is included on a timely basis in the reports filed with the Securities and Exchange Commission.

There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended September 30, 2006, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

Davis vs. NewMarket Technology, Inc. No. 02-19150-PHX-RTB, Adv. Pro. No. 04-1222, is an action brought by the Chapter 7 bankruptcy trustee of Barbara Will, an ex-president of the Company, alleging breach of an employment agreement. The action was brought in Phoenix, Arizona and seeks $1,195,850 plus interest. The Company has filed a motion to stay the proceedings or dismiss pursuant to an arbitration clause and for lack of personal jurisdiction. The trustee (Davis) abandoned the suit on June 15, 2006, then NewMarket filed a motion to dismiss which was objected by Barbara Will. Since then NewMarket received on October 19, 2006, a Notice of Intent to Arbitrate by Barbara Will to enforce her employment agreement of approximately $1.5 million. The Company intends to vigorously defend this action and assert certain offsetting counterclaims.

In April 2005, the Company filed a lawsuit styled; NewMarket, Inc. v. Charles Morris & Associates, Inc., Daniel Scofield, and Opportunity Consulting, Inc, Cause No: 05-03475-M, in the 298th Judicial District Court of Dallas County, Texas. The Company filed this action against Charles Morris & Associates, Inc. and its proprietor, Daniel Scofield ("Scofield") arising out of Scofield's failure to perform his duties as Chief Operating Officer of NewMarket. There are no counterclaims. Only one deposition has been taken to date, and the parties are ordered to mediation. We do not anticipate any viable counterclaims in this case. NewMarket intends to vigorously prosecute its claims in this case, although it will, in good faith, attend the Court-ordered mediation.

In December 2005, Tolga Erkmen filed a lawsuit styled Tolga Erkmen v. NewMarket Technology, No. 5-05-CV-821F(2), in the United States District Court for the Eastern District of North Carolina, Western Division. The Company filed a counter lawsuit against Tolga Erkmen styled NewMarket Technology, Inc., formerly known as IPVoice Communications, Inc. v. Tolga Erkmen, et Cause No. 06-00451, in the 44th Judicial District Court of Dallas County, Texas. Additionally, Innova filed a lawsuit against the Company, styled, Innova, Inc. v. NewMarket Technology, Inc. formerly known as IPVoice Communications, Inc. Cause No. 5-06-cv-00106-BR, in the United States District Court for the Eastern District of North Carolina, Western Division. All three matters arise out of a June 9, 2004 Purchase Agreement between NewMarket, on the one hand, and Tolga Erkmen ("Erkmen") and Innova, Inc. ("Innova"), on the other hand, to purchase all of the stock of Netsco. In addition, Erkmen and Innova were obligated to provide certain employment and consulting services, together with business plans and to otherwise help achieve the objectives of Netsco's operations. Erkmen and Innova have since filed suit claiming the right, under the Purchase Agreement, to certain Series F Convertible Preferred Stock of NewMarket with a value of $3,000,000, although there are certain performance offsets against that sum. NewMarket has filed a separate lawsuit and asserted, among other things, fraud in the inducement in the Purchase Agreement and failure by Erkmen and Innova to comply with their obligations to preserve, develop, and implement Netsco's business plans and intellectual property. In March 2006, we reached a mutually agreeable settlement of this matter with Innova and in May 2006, we reached a mutually agreeable settlement of this matter with Erkmen. The only remaining party to any of these cases is Bud Maciekowicz, the former President of Netsco. The parties are engaged in settlement negotiations and anticipate that they will consummate a settlement in the near future. If negotiations are unsuccessful, the Company plans to pursue various claims against Maciekowicz and to defend vigorously any claims he may assert.

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

In September 2006, Wolfgang Ploch filed a lawsuit styled Wolfgang Ploch v. NewMarket Technology, Inc. No. 0614360 in the United States Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, alleging breach of the RKM Suministros, C.A. Purchase Agreement dated April 2, 2004. Ploch claims he is owed $366,667 as per the purchase agreement plus $15,000 pursuant to a consulting agreement. The Company has removed this case to Federal Court in Florida, and filed a motion to transfer venue to Texas. The Company believes the claim is without merit and intends to vigorously defend the action and to assert certain counterclaims against Ploch and any related persons

In October 2006, a demand for arbitration was filed styled Broadsoft v. Xiptel ADRS Case No. 06-1968-AGC. Broadsoft has brought a contract/collections action against Xiptel claiming Xiptel owes a total of $587,300.01 in principal obligations and interest. NewMarket Technology, Inc. is a guarantor of Xiptel's contract with Broadsoft. Xiptel and NewMarket Technology, Inc. have viable defenses and counterclaims against Broadsoft and the companies will vigorously defend their case. Actual exposure, while potentially somewhat greater than the full amount currently claimed (including attorneys fees and further interest), is believed by management to be far less than the claimed amount. The Company believes the claim is without merit and intends to vigorously defend the action.

We are not aware of any contemplated legal proceeding by a governmental authority in which we may be involved.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES


Set forth below is information regarding the issuance and sale of our securities without registration during the three month period ended September 30, 2006:

o In August 2006, the Company issued 1 million shares of common stock to the Company's Chief Financial Officer pursuant to a grant by the Board of Directors. The shares were valued at $337,000, or $0.337 per share.
o In August 2006, the Company issued 150,000 shares of common stock to the Chairman of the Audit Committee of the Board of Directors pursuant to a grant by the Board. The shares were valued at $50,550 or $0.337 per share.
o During the three month period ended September 30, 2006, the Company issued 2,000,000 shares of common stock to convert $500,000 of convertible debt and accrued interest. The shares were valued at $500,000 or $0.25 per share.
o During the three month period ended September 30, 2006, the Company issued 1,600,814 shares of common stock pursuant to the conversion of 150 shares of Series E preferred stock, 90 shares of Series F preferred stock, and 250 shares of Series G preferred stock, respectively.

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

10.4 Annual Report for the year ended December 31, 2005, as filed in Company's Form 10-KSB March 31, 2006, and incorporated herein by reference

31.1* Certification of Chief Executive  Officer  Pursuant to Rule 13a-14(a),  as
      Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of Chief Executive  Officer and Principal  Financial Officer
      Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of Philip M. Verges, Chairman and Chief Executive Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification of Philip J. Rauch, Chief Financial Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed Herewith


(b) Reports on Form 8-K

During the three-month period ended September 30, 2006, the Company filed the following Current Reports on Form 8-K:

         Current Report on Form 8-K filed on July 18, 2006, which included disclosure under Item 8 related to a Letter to Shareholders drafted by the Company's Chief Executive Officer, incorporated herein by reference.

         Current Report on Form 8-K filed on July 21, 2006, which included disclosure under Item 8 related to the announcement of a contract under which a subsidiary of the Company will provide systems integration services to a Fortune 100 Global customer, incorporated herein by reference.

         Current Report on Form 8-K filed on August 11 , 2006, which included disclosure under Item 1 related to the Company entering into a Material Definitive Agreement to sell a 100 % interest in NewMarket China, Inc. to Intercell International Corporation in exchange for 2 million shares of common stock, incorporated herein by reference.

         Current Report on Form 8-K filed on September , 2006, which included disclosure under Item 5 related to the election of Philip J. Rauch and James Mandel as directors of the company and the resignation of Michael Tinsley from the Company's Board or Directors, incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           NewMarket Technology, Inc.
                           --------------------------
                                  (Registrant)



Date: November 20, 2006       By: /s/ Philip M. Verges
                                  ---------------------
                                  Philip M. Verges
                                  Chairman, Chief Executive Officer and Director




Date: November 20, 2006       By:/s/ Philip J. Rauch
                                 -------------------
                                 Philip J. Rauch
                                 Chief Financial Officer