Form 10-K
period 2006-12-31
NewMarket Technology Inc
filed 2007-04-18
CIK 1092083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2006

                                       or

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                        Commission File Number: 000-27917

                           NewMarket Technology, Inc.
        (Exact name of Small Business Issuer as Specified in Its Charter)



           NEVADA                                              65-0729900
--------------------------------                        ------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the Registrant is a Large Accelerated Filer, an Accelerated Filer, or a Non-Accelerated Filer. See definition of "Accelerated Filer and Large Accelerated Filer" in Rule 12-b of the Exchange Act. (Check one:)
   Large Accelerated Filer |_| Accelerated Filer |_| Non-Accelerated Filer |X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes |_| No |X|

State issuer's revenues for its most recent fiscal year. $77,635,622

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

The aggregate market value of the common stock of the registrant held by non-affiliates as of December 31, 2006 is $58,693,701 based upon the most recent price on that date at which the registrant's common equity was sold. This non-affiliate market value was calculated on the assumption that the only affiliate holding a notable common equity position is VTI represented by Philip Verges

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 17, 2007, we had 191,009,967 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

                           NewMarket Technology, Inc.

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006


PART I   .....................................................................3
   Item 1. Description of Business............................................3
   Item 1A. Risk Factors.....................................................11
   Item 1B. Unresolved Staff Comments .......................................13
   Item 2.  Description of Properties........................................13
   Item 3.  Legal Proceedings................................................13
   Item 4.  Submission of Matters to a Vote of Security Holders..............14

PART II  ....................................................................14
   Item 5.  Market for Common Equity and Related Stockholder Matters.........14
   Item 6. Selected Financial Data...........................................15
   Item 7.  Management's Discussion and Analysis of Financial Condition
                And Results of Operations ...................................16
   Item 7A. Quantitative and Qualitative Disclosures about Market Risk.......18
   Item 8.  Financial Statements and Supplementary Data .....................18
   Item 9.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure..........................18
   Item 9A. Controls and Procedures..........................................18
   Item 9B. Other Information. .. ...........................................18

PART III ....................................................................18
   Item 10. Directors and Executive Officers of the Registrant...............18
   Item 11. Executive Compensation...........................................20
   Item 12. Security Ownership of Certain Beneficial Owners and Management...21
   Item 13. Certain Relationships and Related Transactions...................21
   Item 14. Principal Accountant Fees and Services...........................21

PART IV  ....................................................................22
   Item 15. Exhibits and Financial Statement Schedules ......................22
   Signatures................................................................25
   Index to Financial Statements .......................................... F-1



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

NewMarket entered the healthcare industry in 2004 by acquiring Medical Office Software Inc, ("MOS"),a twenty year old technology company providing practice management and claims processing IP software and maintenance to three thousand ongoing physician clients. NewMarket further added to its Healthcare strategy with a minority investment in Sensitron, Inc., a wireless health records maintenance provider.

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

In January of 2005, NewMarket partnered with with Gaozhi Science and Technology in Shanghai China to establish NewMarket China, a wholly owned subsidiary of NewMarket Technology. NewMarket China owns a Chinese wholly owned foreign entity
(WOFE) that operates under the name Clipper Technology, Inc ("CLPTEC") which was formed in 2005. CLPTEC is engaged in the development, implementation, integration and maintenance of technology software and supporting peripherals for computing, communications, and data exchanges. In October 2005, CLPTEC established a joint venture agreement with Zhang Wei Lin, the Managing Director and legal representative of the Huali Group as a whole. CLPTEC owns 51% of the joint venture. The Huali Group consists of many entities and business units engaged in the distribution and sale of technology hardware and software as well as peripherals of computer networking equipment, predominantly in the Zhejiang Province of the Peoples Republic of China. The joint venture between CLPTEC and Zhang Wei Lin is to engage in the business of application software development, sale of proprietary software, value added reselling of leading business application software and the sale of system and network software.

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

In February 2006, the Company entered into a Quota Purchase and Sale Purchase Agreement with the founders of UniOne Consulting Ltda., a Brazilian limited liability company, ("UniOne"), to acquire the founders' 100% interest in UniOne. The purchase price to be paid by the Company is $6,460,320, which may be increased to $8,539,680 based on various financial benchmarks. The purchase price is payable in tranches through the end of 2008.UniOne is a systems integrator, developer and business practice implementation company, providing support for the integration and maintenance of enterprise software applications. UniOne is located in Sao Paulo and Rio de Janeiro, Brazil, as well as a regional office in Santiago de Chile, Chile.

In March 2006, the Company and Sensitron Inc., ("Sensitron"), a Delaware corporation, agreed to convert NewMarket's previous equity investment of $411,400 in Sensitron into a two -year Promissory Note with a rate of 6% per annum. Additionally, the Company received 20,000 warrants to purchase common stock of Sensitron. The parties previously entered into a Common Stock Subscription Agreement dated August 17, 2004 and pursuant to the terms of that Subscription Agreement, NewMarket had invested the sum of $411,400 in Sensitron.

In August 2006, the Company executed an agreement with Vera under which the Company sold its majority interest in Vera to the existing management of Vera in consideration for $5,000 in cash and a $1.3 million unsecured promissory note. The note matures in twenty years, however the principal repayment may be accelerated provided that Vera meets certain financial milestones.

In August 2006, NewMarket China, Inc. ("NewMarket China"), a wholly-owned subsidiary of NewMarket, executed an Agreement and Plan of Reorganization ("the Agreement") with Intercell International Corporation ("Intercell"). The Agreement provided for all of the issued and outstanding stock of NewMarket China, Inc., one thousand (1,000) shares held by NewMarket, to be exchanged for two million (2,000,000) restricted common shares of Intercell. As a result of the Agreement, NewMarket China became a wholly-owned subsidiary of Intercell. Simultaneously, NewMarket purchased 250,000 shares of newly designated Series A Preferred Stock from Intercell for an aggregate purchase price of $250,000. The shares of Series A Preferred Stock may be converted into that number of authorized but unissued common shares of Intercell, which shall be equal to 60% ownership of the Company after giving effect to such issuance on and as of the date of conversion. In January 2007, Intercell's name and stock ticker symbol was changed to NewMarket China to reflect the new operations of the business.

In October 2006, NewMarket completed the sale of its majority interest in MOS pursuant to a stock purchase agreement with VirtualHealth Technologies, Inc. ("VirtualHealth"). Under the terms of the Agreement, NewMarket received 1.4 million shares of VirtualHealth common stock and a $900,000 convertible note in exchange for its majority interest in MOS.

In February 2007, NewMarket executed a share exchange agreement with Paragon Financial Corporation, ("Paragon"), a Delaware corporation, under which the Company will sell our interest in Unione to in exchange for the issuance to the Company of a supermajority voting preferred stock. These preferred shares will be deemed at all times as the equivalent of ninety-percent (90%) of the common shares of Paragon for voting purposes on all matters. It is anticipated that this transaction will close in the second quarter of 2007.

In March 2007, NewMarket executed a definitive agreement with Diamond I, Inc. ("DMOI") under which the Company will purchase 2 million shares of DMOI Series B Preferred Stock ("Series B shares") to be issued in consideration for cash and a promissory note to be issued by the Company. The Series B shares will be deemed at all times as the equivalent of sixty-percent (60%) of the common shares of DMOI for voting purposes on all matters. It is anticipated that this transaction will close in the second quarter of 2007.

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

While having made substantial progress in 2006, NewMarket remains in the development stage and is still acquiring the necessary operating assets and management expertise to continue with the proposed business. In addition to continuing to acquire necessary assets and management, NewMarket must also reorganize the operating assets already acquired in order to derive the benefit intended to the Company through the original acquisition. There is no assurance that any benefit will result from such activities.

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

Our Principal Products/Services:

We provide full service software and systems development, integration and maintenance and maintain product reseller and integrator partnerships with Microsoft, Hyperion, SAP, Oracle, Cisco, Sun Microsystems, iPass, and Lockheed Martin Overseas Corporation among other software and systems corporations. We maintain our own line of emerging proprietary technologies that compliment and enhance the functions and features of our corporate brand name partners. Our in house proprietary offerings include:

     o    Voice over IP (VoIP) services
     o    Broadband Wireless Services
     o    Proprietary Healthcare Practice Management Software
     o    Proprietary Defense Industry System Solutions
     o    Voice Mail and Messaging Services;
     o    Prepaid Long-Distance Calling Card Services;
     o    Corporate Long-Distance, Fax and Data Networking Services;
     o E-commerce Communications Services for businesses selling products and services over the Internet;
     o    Intelligent Contact Management; and
     o    Wireless Features, Long-Distance and Applications.
     o    Electronic Data Interchange (EDI) Software.

We also offer lower cost, high quality software development outsourcing to our clients through our resources in China and Latin America.

Revenue/Products Breakdown:

To date, our revenues have come primarily in the following product areas:

     o    Software Licensing
     o    Long-Distance Telephone Services, both Domestic and International
     o    Technical Independent Consulting

     o    Security

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

                        Patents, Trademarks and Licenses:

We have one provisional patent for our RFID shipping management product. Otherwise we do not hold, and have not applied for, any patents. We have previously filed for service mark protection with the U.S. Patent and Trademark Office for the following marks but, we do not immediately intend to vigorously follow up on those filings.

     o    IPVoice

     o    MultiCom
     o    AuditRite
     o    TrueConnect
     o    TruePartner
     o    4Com
     o    ICB Connect
     o    IP Jack-in-the-Box (stylized mark)
     o    COMMUNICATIONS OUT OF THE BOX
     o    IPVoice.net
     o    IPVoice.com
     o    FLAT5
     o    FLAT25
     o    4X4

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

                            Research and Development:

In 2006, $0 was spent on Research and Development compared with $110,844 in 2005.

                                   Employees:

We currently have over 600 employees. We currently have two officers and five board members. Philip Verges is the Chief Executive Officer and Chairman. Philip
J. Rauch serves as our Chief Financial Officer. The current Board of Directors consists of Philip Verges, Philip J. Rauch, James Mandel, Bruce Noller, and Hugh
G. Robinson. None of the current employees is represented by a labor union for purposes of collective bargaining. We consider our relations with our existing employees to be good.

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

Item 1A. Risk Factors

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Properties

As of December 31, 2006, our headquarters operated out of approximately 671 square feet of leased facilities located at 14860 Montfort Drive, Suite 210, Dallas, Texas 75254. Our telephone number is (972) 386-3372. Our lease expires on December 31, 2008. Our monthly rental payments are $1,080. We have a number of additional leases for office space associated with our subsidiary operating companies.

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

In April 2005, the Company filed a lawsuit styled; NewMarket, Inc. v. Charles Morris & Associates, Inc., Daniel Scofield, and Opportunity Consulting, Inc. The Company filed this action against Charles Morris & Associates, Inc. and its proprietor, Daniel Scofield ("Scofield") arising out of Scofield's failure to perform his duties as Chief Operating Officer of NewMarket. There are no counterclaims. Only one deposition has been taken to date, and the parties are ordered to mediation. We do not anticipate any viable counterclaims in this case. NewMarket intends to vigorously prosecute its claims in this case, although it will, in good faith, attend the Court-ordered mediation.

In December 2005, Tolga Erkmen filed a lawsuit styled Tolga Erkmen v. NewMarket Technology, No. 5-05-CV-821F(2), in the United States District Court for the Eastern District of North Carolina, Western Division. The Company filed a counter lawsuit against Tolga Erkmen styled NewMarket Technology, Inc., formerly known as IPVoice Communications, Inc. v. Tolga Erkmen, et Cause No. 06-00451, in the 44th Judicial District Court of Dallas County, Texas. Additionally, Innova filed a lawsuit against the Company, styled, Innova, Inc. v. NewMarket Technology, Inc. formerly known as IPVoice Communications, Inc. Cause No. 5-06-cv-00106-BR, in the United States District Court for the Eastern District of North Carolina, Western Division. All three matters arise out of a June 9, 2004 Purchase Agreement between NewMarket, on the one hand, and Tolga Erkmen ("Erkmen") and Innova, Inc. ("Innova"), on the other hand, to purchase all of the stock of Netsco. In addition, Erkmen and Innova were obligated to provide certain employment and consulting services, together with business plans and to otherwise help achieve the objectives of Netsco's operations. Erkmen and Innova have since filed suit claiming the right, under the Purchase Agreement, to certain Series F Convertible Preferred Stock of NewMarket with a value of $3,000,000, although there are certain performance offsets against that sum. NewMarket has filed a separate lawsuit and asserted, among other things, fraud in the inducement in the Purchase Agreement and failure by Erkmen and Innova to comply with their obligations to preserve, develop, and implement Netsco's business plans and intellectual property. In March 2006, we reached a mutually agreeable settlement of this matter with Innova and in May 2006, we reached a mutually agreeable settlement of this matter with Erkmen. These claims between NewMarket, Innova and Erkmen were dismissed without prejudice. Later in 2006, all claims were dismissed without prejudice as to Bud Maciekowicz, an individual who served as CEO of Netsco. Accordingly, there are no longer any pending claims in this matter by or against NewMarket.

In February 2006, RBC Centura Bank filed a lawsuit styled RBC Centura Bank v. NewMarket Technology, Inc. v. Tolga Erkmen,. RBC Centura Bank ("RBC") filed this Original Petition on February 7, 2006. RBC has sued NewMarket on a guaranty with a claimed amount of $75,271.44, plus attorneys' fees. The original debt was entered into by Tolga Erkmen ("Erkmen"), the individual who sold stock of Netsco to NewMarket. In June 2006, we reached a mutually agreeable settlement of this matter with RBC.

In May 2006, a former employee filed a lawsuit styled Curtis Matthews v. NewMarket Technology, alleging breach of an employment contract, fraud and unjust enrichment actions whereby the employee claims he is owed earned commissions of $130,856 and one million stock options. In March 2007, we reached a mutually confidential agreement to settle this matter with Matthews.

In September 2006, Wolfgang Ploch filed a lawsuit styled Wolfgang Ploch v. NewMarket Technology, Inc. alleging breach of the RKM Suministros, C.A. Purchase Agreement dated April 2, 2004. Ploch claims he is owed $366,667 as per the purchase agreement plus $15,000 pursuant to a consulting agreement. The Company has removed this case to Federal Court in Florida, and filed a motion to transfer venue to Texas. In February 2007, we reached a mutually agreeable settlement of this matter with Ploch. In exchange, Ploch has dismissed and released all claims against NewMarket.

In October 2006, a demand for arbitration was filed styled Broadsoft v. Xiptel. Broadsoft has brought a contract/collections action against Xiptel claiming Xiptel owes a total of $587,300 in principal obligations and interest. NewMarket Technology, Inc. is a guarantor of Xiptel's contract with Broadsoft. Xiptel and NewMarket Technology, Inc. have viable defenses and counterclaims against Broadsoft and the companies will vigorously defend their case. Actual exposure, while potentially somewhat greater than the full amount currently claimed (including attorneys fees and further interest), is believed by management to be far less than the claimed amount. The Company believes the claim is without merit and intends to vigorously defend the action.

We are not aware of any contemplated legal proceeding by a governmental authority in which we may be involved.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of security holders during 2006.



                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock has been since July 1998, and is currently, quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "NMKT". The high, low and average bid information for each quarter for the two most recent fiscal years is presented below. The quotations are interdealer prices without adjustment for retail markups, markdowns or commissions and do not necessarily represent actual transactions. These prices may not necessarily be indicative of any reliable market value. On December 31, 2006, the last reported sale price of the common stock on the OTCBB was $0.337 per share.



      Quarter           High         Low        Average
-------------           -----        -----      -------
2005
First Quarter           $0.74        $0.40      $0.61
Second Quarter          $0.64        $0.40      $0.47
Third Quarter           $0.51        $0.36      $0.42
Fourth Quarter          $0.45        $0.29      $0.37

2006
First Quarter           $0.41        $0.27      $0.31
Second Quarter          $0.70        $0.34      $0.42
Third Quarter           $0.35        $0.28      $0.31
Fourth Quarter          $0.38        $0.26      $0.30



                                    Holders:

As of April 17, 2007, we had 191,009,967 shares of our common stock outstanding held of record by approximately 175 shareholders of record. We currently have only one class of common stock outstanding.

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

                    Recent Sales of Unregistered Securities:

Set forth below is information regarding the issuance and sale of our securities without registration during the three month period ended December 31, 2006:

     o During the three month period ended December 31, 2006, the Company issued 10,500,000 shares of common stock to convert $2,167,500 of convertible debt and accrued interest, or $0.21 per share.

     o In December 2006, the Company issued 40,000 share of common stock for services to one party for legal services rendered. These shares were valued at $13,000 or $0.325 per share.

     o During the three month period ended December 31, 2006, the Company issued 7,371,239 shares of common stock pursuant to the conversion of 910 shares of Series F preferred stock, 772 shares of Series G preferred stock, and 325 shares of Series I preferred stock, respectively.

Each of the above issuances was deemed to be exempt under rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of our company or executive officers of our company, and transfer was restricted by our company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.


Item 6.  Selected Financial Data

The following selected financial data is derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein. The information presented below is in thousands, except per share amounts.

                                                                           Year ended December 31,
                                                          ----------------------------------------------------------
                                                                2006       2005       2004       2003       2002
                                                                ----       ----       ----       ----       ----

SELECTED STATEMENT OF OPERATIONS DATA

  Net sales                                                $    77,636     50,138     24,977      2,347        959

  Net income (loss)                                        $     4,017      2,909        243        195     (1,318)

  Net income (loss) per weighted avg. common share-basic   $      0.03       0.03       0.01       0.01      (0.03)

SELECTED BALANCE SHEET DATA

  Working capital (deficiency)                             $     6,138      6,142      2,199      1,260     (1,450)

  Total assets                                             $    65,376     51,512     25,149      7,580      2,756

  Long term liabilities                                    $     9,916      4,244      2,947      3,800      1,626

  Stockholders' equity (deficiency)                        $    43,163     32,766     17,143      4,942       (315)


Item 7. Management's Discussion and Analysis of Financial Condition And Results of Operations

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

Overall sales in fiscal year 2006 were $77,635,622 which resulted in net income of $4,016,679. The comprehensive net income for 2006 is $4,611,262, which represents an adjustment to compensate for the risk associated with foreign profits and the potential conversion of foreign currency.

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

Results of Operations -Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Net sales increased fifty five percent (55%) from $50,137,694 for the year ended December 31, 2005 to $77,635,622 for the year ended December 31, 2006. This increase was due primarily to the implementation of the previously herein described new business model implemented in June 2002 and the corresponding herein described acquisitions starting with VTI in June 2002 in addition to the operations and growth from the acquired assets.

Cost of sales increased seventy six percent (76%) from $31,587,560 for the year ended December 31, 2005 to $55,752,439 for the year ended December 31, 2006. This increase was primarily due to the corresponding increase in overall sales. Our cost of sales, as a percentage of sales was approximately 72% and 63% for the years ended December 31, 2006 and 2005, respectively. Management plans to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows. Management will leverage the increased purchasing volume to improve purchasing contracts and reduce overall cost of sales. Management will also implement resource utilization strategies that can demonstrate notable savings when applied over higher volumes of production.

Compensation expense increased two percent (2%) from $10,105,543 for the year ended December 31, 2005 to $10,305,045 for the year ended December 31, 2006. Management is working to keep compensation in reasonable proportion to the overall Company sales and expenses. Management has significantly decreased its stock-based compensation to outside consultants, officers and related party consultants and plans to continue to limit such compensation. No performance incentive compensation program has yet been in place since the implementation of the new business model in June 2002, but management plans to construct and implement such a plan in the future intended to support the aforementioned objective of keeping overall compensation in proportion to Company sales and expenses.

General and administrative expenses for the year ended December 31, 2005 were $4,026,123 compared to $5,138,833 for the year ended December 31, 2006. The increase in general and administrative expenses was primarily due to the overall increase in sales and operational expenses. Management plans to reduce the general and administrative expenses as a percentage of overall sales through the consolidation of redundant processes in resources inherited in the recent acquisitions.

Depreciation and amortization expense increased from $621,775 for the year ended December 31, 2005 to $786,173 for the year ended December 31, 2006. The increase is due primarily to the overall increase in fixed assets as a result of the Company's acquisitions. Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

Net income increased thirty eight percent (38%) from $2,908,949 for the year ended December 31, 2005 to $4,016,679 for the year ended December 31, 2006. 2006 net income represented 5.2% of net sales compared to 2005 net income which represented 5.8% of net sales. The comprehensive net income, which is adjusted to compensate for the risk associated with foreign profits and the potential conversion of foreign currency, increased seventy one percent (71%) from $2,699,076 for the year ended December 31, 2005 to $4,611,262 for the year ended December 31, 2006. 2006 comprehensive net income represented 5.9% of net sales compared to 2005 comprehensive net income which represented 5.4% of net sales The net increase in profit and increase in the percentage of net sales were due primarily to the implementation of the previously herein described new business model implemented in June 2002 and the corresponding herein described acquisitions starting with VTI in June 2002 in addition to the operations and growth from the acquired assets and the investment in operations made to effect such growth.

Results of Operations -Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Net sales increased over one hundred percent (100%) from $24,977,134 for the year ended December 31, 2004 to $50,137,694 for the year ended December 31, 2005. This increase was due primarily to the implementation of the previously herein described new business model implemented in June 2002 and the corresponding herein described acquisitions starting with VTI in June 2002 in addition to the operations and growth from the acquired assets.

Cost of sales increased one hundred thirty five percent (135%) from $13,453,358 for the year ended December 31, 2004 to $31,587,560 for the year ended December 31, 2005. This increase was primarily due to the corresponding increase in overall sales. Our cost of sales, as a percentage of sales for the year ended December 31, 2004 was approximately 54% and 63% for the year ended December 31, 2005. Management plans to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows. Management will leverage the increased purchasing volume to improve purchasing contracts and reduce overall cost of sales. Management will also implement resource utilization strategies that can demonstrate notable savings when applied over higher volumes of production.

Compensation expense increased sixty nine percent (69%) from $5,995,152 for the year ended December 31, 2004 to $10,105,543 for the year ended December 31, 2005. Management is working to keep Compensation in reasonable proportion to the overall Company sales and expenses. Management has significantly decreased its stock-based compensation to outside consultants, officers and related party consultants and plans to continue to limit such compensation. No performance incentive Compensation program has yet been in place since the implementation of the new business model in June 2002, but management plans to construct and implement such a plan in the future intended to support the aforementioned objective of keeping overall Compensation in proportion to Company sales and expenses.

General and administrative expenses for the year ended December 31, 2004 were $3,335,294 compared to $4,026,123 for the year ended December 31, 2005. The increase in general and administrative expenses was primarily due to the overall increase in sales and operational expenses. Management plans to reduce the general and administrative expenses as a percentage of overall sales through the consolidation of redundant processes in resources inherited in the recent acquisitions.

Depreciation and amortization expense increased from $588,087 for the year ended December 31, 2004 to $621,775 for the year ended December 31, 2005. The increase is due primarily to the overall increase in sales and operational expenses. Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

Net income increased over one thousand seven hundred and eighty eight percent (1,788%) from $154,044 for the year ended December 31, 2004 to $2,908,949 for the year ended December 31, 2005. 2005 net income represented 5.8% of net sales compared to the 2004 net income which represented 0.6% of net sales. The comprehensive net income, which is adjusted to compensate for the risk associated with foreign profits and the potential conversion of foreign currency, increased over five hundred and forty nine percent (549%) from $415,544 for the year ended December 31, 2004 to $2,699,076 for the year ended December 31, 2005. 2005 comprehensive net income represented 5.4% of net sales compared to the 2004 comprehensive net income which represented 1.7% of net sales The net increase in profit and increase in the percentage of net sales were due primarily to the implementation of the previously herein described new business model implemented in June 2002 and the corresponding herein described acquisitions starting with VTI in June 2002 in addition to the operations and growth from the acquired assets and the investment in operations made to effect such growth.

Liquidity and Capital Resources

The Company's cash balance at December 31, 2006 increased $192,859 from $3,106,521 as of December 31, 2005, to $3,299,380. The increase was the result of a combination of loan proceeds totaling $1,804,149 and cash flows from operations totaling $2,932,820, offset by cash used for repayment of loans totaling $3,887,544, investing activities totaling $506,591, and the effect of exchange rates on cash totaling $149,975. Operating activities for the year ended December 31, 2006 exclusive of changes in operating assets and liabilities provided $6,086,768, as well as a decrease in receivables and other current assets of $4,515,033, offset by a decrease in accounts payable and accrued and other current liabilities of $7,668,981.

Since inception, the Company has financed operations primarily through equity security sales. The Company may need to raise cash through additional equity sales at some point in the future in order to sustain operations. Accordingly, if revenues are insufficient to meet needs, we will attempt to secure additional financing through traditional bank financing or a debt or equity offering; however, because the start-up nature of the Company and the potential of a future poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our continuing plan of operations. There can be no assurance that we will be able to obtain financing on satisfactory terms or at all, or raise funds through a debt or equity offering. In addition, if we only have nominal funds by which to conduct our operations, it will negatively impact our potential revenues.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

While our reporting currency is the U.S. dollar, the majority of our consolidated revenues and consolidated costs and expenses are denominated in foreign currencies. A portion of our assets are denominated in foreign currency. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and foreign currencies. If a foreign currency depreciates against the U.S. dollar, the value of a portion of our revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Item 8. Financial Statements and Supplementary Data

The information required by this item appears beginning on page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the two most recent fiscal years ended December 31, 2006 and December 31, 2005, there were no changes in or disagreements with the Company's independent public accountants.

Item 9A. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2006. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company's management, including the Company's CEO and CFO, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported as specified in Securities and Exchange Commission rules and forms.

Item 9B. Other Information

None.

                                    PART III

Item 10. Directors and Officers of the Registrant

The following table sets forth information with respect to the sole executive officer and directors of NewMarket Technology, Inc. as of April 17, 2007.

Name                 Age        Position
----------------     ---        ----------------------------------
Philip M. Verges      41        Chairman, Chief Executive Officer,
                                Director
Philip J. Rauch       46        Chief Financial Officer, Director
James Mandel          50        Director
Bruce Noller          50        Director
Hugh G. Robinson      74        Director



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

PHILIP J. RAUCH, Chief Financial Officer, brings substantial financial and corporate development talent and experience to NewMarket. Mr. Rauch holds a Bachelor of Science in Economics degree with honors from the Universityof Pennsylvania Wharton School of Business, with a concentration in finance and accounting. Since February 2004, Mr. Rauch has been the Chief Operating and Financial Officer of Defense Technology Systems, Inc. Beginning in 1997, Mr. Rauch served in a senior capacity at AboveNet, Inc. (formerly Metromedia Fiber Network, Inc.) as Vice President, Business Operations, and later as Controller. From 1993 to 1997, Mr. Rauch was Vice President and Chief Financial Officer of Columbus Construction, a heavy construction company with several plant facilities. From 1989 to 1993, he was Vice President and Chief Financial Officer of F. Garofalo Electric Co., an engineering and construction company. Mr. Rauch has further earned a certificate in Construction Management from the Institute of Design and Construction in New York. He is currently a member of the American Management Association.

JAMES MANDEL, Director, has been the Chief Executive Officer and a Director of Multiband Corporation since October 1, 1998. From October 1991 to October 1996, he was Vice President of Systems for Grand Casinos, Inc., where his duties included managing the design, development, installation and on-going maintenance for the 2,000 room, $507 million Stratosphere Hotel, Casino and Tower in Las Vegas. Mr. Mandel also managed the systems development of Grand Casino Mille Lacs, in Onamia, Minnesota, Grand Casino Hinckley in Hinckley, Minnesota and six other casinos nationwide. He also serves as Chairman of the Board of CorVu Corporation and is a trustee of the Boys and Girls Club of Minneapolis.

BRUCE NOLLER, Director, is currently the President of Noller & Associates, Inc., Mr. Noller brings to the Board over 25 years of Financial, Operational and Marketing experience. Before he founded his own firm in 1994, he served as Vice President for Integrated Control Systems, a worldwide management consulting firm. During that time, Mr. Noller proposed and oversaw engagements with a variety of industries including healthcare, distribution, manufacturing, retail, banking, insurance, mining and telecommunications. With an approach that emphasizes implementation with measurable results, Mr. Noller's current firm focuses on improving existing financial and management systems. Mr. Noller has international management consulting experience in Singapore, Malaysia, China, Canada, Latin America and Europe.

HUGH G. ROBINSON, Director, is the former Chairman and Board Member of the Federal Reserve Bank of Dallas and served as an officer in the United States Army retiring with the rank of Major General. Mr. Robinson is currently a member of the Board of Directors of CarMax, Inc., Aleris International, Inc.and a member of the Advisory Board of TXU Corp. Mr. Robinson is a graduate of the U.S. Military Academy at West Point, New York and earned a Master's Degree in Civil Engineering at Massachusetts Institute of Technology (MIT). He received an honorary Doctor of Laws degree from Williams College and attended the Harvard Management Program for Executives. Mr. Robinson's military career included a number of prestigious posts that included aide de camp to President Lyndon B. Johnson. After retiring from the military, Robinson joined The Southland Corporation as vice president and president of Cityplace Development Corporation, a subsidiary of Southland. From 1989 through 2002, Mr. Robinson served as Chairman and Chief Executive Officer of The Tetra Group, Inc., a Dallas construction management company with divisions in Minority Business Development and affordable housing. Mr. Robinson serves on the Board of Directors of the North Texas Public Broadcasting Co., Inc., the LBJ Foundation, Inc., and the Better Business Bureau. He is a member of the Dallas Citizens Council, the National Society of Professional Engineers, the Greater Dallas Chamber and the Dallas Black Chamber.


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

Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of two directors. A copy of our audit committee charter is filed as an exhibit to this Form 10-K. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.


Code of Ethics

We have adopted a corporate code of ethics that applies to our chief executive officer and our chief financial officer. A copy of the code of ethics is filed as an exhibit to this Form 10-K. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 11. Executive Compensation

This table summarizes the before-tax compensation for the Chief Executive Officer and Chief Financial Officer who were the only executive officers of the Company during fiscal 2006.


Summary Compensation



                                                              Long-Term      All Other
                                                            Compensation   Compensation
                                             Annual        --------------
                                           Compensation       Awards
                                           --------------- --------------
                                   Securities
                Name and                                    Underlying
           Principal Position         Year  Salary   Bonus    Options
------------------------------------- ---- --------- ----- -------------- ------------
Philip M. Verges                      2006  $200,000    --        --           --
   Chairman, Chief Executive Officer, 2005   125,000    --        --           --
   Director                           2004    60,000    --        --           --
    (since June 2002)
------------------------------------- ---- --------- ----- -------------- ------------
Philip J. Rauch (1)                   2006  $188,000       --        --           --
   Chief Financial Officer            2005      0       --        --           --
   (since Feb 2006)                   2004      0       --        --           --
------------------------------------- ---- --------- ----- -------------- ------------


(1) Mr. Rauch became Chief Financial Officer in February 2006 and therefore was paid no salary in any prior fiscal years.

Option Grants in 2006

We maintain no stock option plan or long-term incentive plans at this time.

Option Exercises in 2006 and 2006 Year-End Option Values

We maintain no stock option plan at this time. As such, none of the executive officers listed in the Summary Compensation Table exercised stock options or held unexercised stock options during 2006.

Compensation of Directors

Directors who are also employees of the Company receive no additional remuneration for their services as directors. Beginning March 2006, non-employee directors receive a quarterly retainer of $3,000 and are reimbursed for necessary travel expenses incurred in connection with board meetings. In 2005, we formed a compensation and audit committee consisting of independent members, using the definition of independence set forth by the National Association of Securities Dealers' listing standards

This table summarizes the before-tax compensation for the non-employee Board of Directors during fiscal 2006.

---------------------- ------------------------- ------------------- -------------------- -----------------
Name                   Fees Earned or Paid in     Stock Awards ($)    Option Awards ($)    All Other
----                   ------------------------  ----------------    -----------------    -----------------
                       Cash ($)                                                           Compensation ($)
---------------------- ------------------------- ------------------- -------------------- -----------------
Bruce Noller           10,000                    --                  --                   --
Kenneth Blow (1)       6,197                     --                  --                   --
Hugh G. Robinson       10,000                    --                  --                   --
James Mandel (1)       4,000                     --                  --                   --

(1) Mr. Blow resigned from the Board of Directors and was replaced with Mr. Mandel on September 5, 2006.



Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2006, certain information regarding beneficial ownership of the Common Stock held by each person known by the Company to own beneficially more than 5% of the Common Stock, each of the Company's directors, each of the executive officers named in the Summary Compensation Table, and all of the Company's executive officers and directors as a group.

Beneficial ownership is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. In general, beneficial ownership includes any shares a director, executive officer or other 5% holder can vote or transfer, shares subject to stock options and warrants that are exercisable currently or become exercisable within 60 days and shares subject to convertible securities that are convertible currently or within 60 days. These shares are considered to be outstanding for the purpose of calculating the percentage of ownership of the stockholder holding these options, warrants or convertible securities, but are not considered to be outstanding for the purpose of calculating the percentage ownership of any other person. Percentage ownership is based on 174,165,284 shares of common stock and the cumulative shares of convertible preferred stock (each share of preferred stock is, at the holder's option, convertible into shares of common stock, subject to certain antidilution protection) outstanding as of December 31, 2006 and resulting in a fully diluted weighted average of 215,034,964 shares of common stock. Except as otherwise noted, the stockholders named in this table have sole voting and dispositive power for all shares shown as beneficially owned by them.



                                          Shares of Common                       Shares of
                                               Stock                            Convertible      Percentage
                                            Beneficially       Percentage     Preferred Stock  of Convertible
                                               Owned        of Common Stock Beneficially Owned Preferred Stock
----------------------------------------- ---------------- ---------------- ------------------ ---------------
Named Executive Officers and Directors
----------------------------------------- ---------------- ---------------- ------------------ ---------------
Philip M. Verges (1)(5)                       63,000,000         36.2%               --               --
Philip J. Rauch (2)                            1,000,000          0.6%               --               --
Bruce Noller (3)                                 500,000          0.3%               --               --
----------------------------------------- ---------------- ---------------- ------------------ ---------------
All current Officers and Directors            64,500,000         37.1%
----------------------------------------- ---------------- ---------------- ------------------ ---------------
VergeTech, Inc. (4)(5)                        63,000,000         36.2%               --               --
----------------------------------------- ---------------- ---------------- ------------------ ---------------



(1) Mr. Verges's address is c/o NewMarket Technology, Inc., 14860 Montfort Drive, Suite 210, Dallas, Texas 75254.
(2) Mr. Rauch's address is c/o NewMarket Technology, Inc., 14860 Montfort Drive, Suite 210, Dallas, Texas 75254.
(3) Mr. Noller's address is c/o NewMarket Technology, Inc., 14860 Montfort Drive, Suite 210, Dallas, Texas 75254.
(4) Verge Tech, Inc.'s address is 14860 Montfort Drive, Suite 210, Dallas, Texas 75254.
(5) Mr. Verges as the sole director and officer and a substantial stockholder of VergeTech is deemed be the beneficial owner of VergeTech's shares

Item 13. Certain Relationships and Related Transactions

None

Item 14. Principal Accountant Fees and Services

Summarized below is the aggregate amount of various professional fees billed by our principal accountants, Pollard-Kelley Auditing Services Inc. in 2005 and 2006:

                                        2006          2005
                                     ---------      ---------

Audit fees                           $ 115,500      $  95,000
Audit-related fees                      30,000         63,250
Tax fees                                     0            0
All other fees, including tax
consultation and preparation                 0            0



All audit fees are approved by the Audit Committee of our Board of Directors. Pollard-Kelley Auditing Services Inc. does not provide any non-audit services to the Company.


                                     PART IV


Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

The following financial statements of the Company and the related report of Independent Registered Public Accounting Firm thereon are set forth immediately following the Index of Financial Statements which appears on page F-1 of this report:

     Independent Registered Public Accounting Firm Report

     Consolidated Balance Sheets as of December 31, 2006 and 2005

     Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 2006, 2005 and 2004

     Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

     Notes to Consolidated Financial Statements

(b) Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(c) Exhibits

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

10.4 Quota Purchase and Sale Agreement between NewMarket Technology, Inc., Flavio Da Silva, Marcio Pissardo, Celso Isberner, Alexanre Couto and Mind Information Services Ltda. (Filed as Exhibit 10.1 to the Company's Form 8-K filed March 8, 2006 and incorporated herein by reference.)

10.5 Agreement and Plan of Reorganization by and between NewMarket Technology, Inc., NewMarket China, Inc. and Intercell International Corp. (Filed as Exhibit 10.1 to the Company's Form 8-K filed August 11, 2006 and incorporated herein by reference.)

10.6 Stock Purchase Agreement by and between Medical Office Software, Inc., NewMarket Technology, Inc. and VirtualHealth Technologies, Inc. (Filed as Exhibit 10.1 to the Company's Form 8-K filed October 12, 2006 and incorporated herein by reference.)

14.1 NewMarket Technology, Inc. Code of Ethics (Filed as Exhibit 14.1 to the Company's Form 10-KSB filed March 31, 2006 and incorporated herein by reference.)

14.2      NewMarket Technology, Inc. Audit Committee Charter (Filed as Exhibit
          14.1 to the Company's Form 10-KSB filed March 31, 2006 and incorporated herein by reference.)

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

* Filed Herewith


                                   Signatures

In accordance with Section 13 or Section 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           NewMarket Technology, Inc.
                           --------------------------
                                  (Registrant)


Date:   April 17, 2007


               By: /s/ Philip M. Verges
                   --------------------------------------
                   Philip M. Verges
                   Chief Executive Officer and
                   Chairman of the Board of Directors


Date:   April 17, 2007


               By: /s/ Philip J. Rauch
                   --------------------------------------
                   Philip J. Rauch
                   Chief Financial Officer

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Philip M. Verges
---------------------            Chief Executive Officer and     April 17, 2007
   Philip M. Verges              Chairman of the Board

/s/ Philip J. Rauch
---------------------            Chief Financial Officer and     April 17, 2007
   Philip J. Rauch               Director

/s/ James Mandel
---------------------            Director                        April 17, 2007
   James Mandel

/s/ Bruce Noller
---------------------            Director                        April 17, 2007
   Bruce Noller

/s/ Hugh G. Robinson
---------------------            Director                        April 17, 2007
   Hugh G. Robinson

                          INDEX TO FINANCIAL STATEMENTS



Reports of Independent Registered Public Accounting Firms ................F-2

Consolidated Balance Sheet................................................F-3

Consolidated Statements of Operations.....................................F-4

Consolidated Statements of Stockholders' Equity...........................F-5

Consolidated Statements of Cash Flows.....................................F-6

Notes to Consolidated Financial Statements................................F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
NewMarket Technology, Inc.
Dallas, Texas

We have audited the accompanying balance sheet of NewMarket Technology, Inc., as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years then ended.. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NewMarket Technology, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of operations and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                                          Pollard-Kelley Auditing Services, Inc.
Fairlawn, Ohio
April 17, 2007




                           NewMarket Technology, Inc.
                                      F-5

                           Consolidated Balance Sheet
                                  December 31,

                                ASSETS                                               2006               2005
                                                                               ------------------ ----------------
CURRENT ASSETS
   Cash                                                                        $3,299,380         $3,106,521
   Accounts receivable, net of allowance of $86,032 and $55,936                12,014,613         15,060,648
   Inventory, at cost                                                          900,899            1,237,063
   Prepaid expenses, deposits and other current assets                         1,027,063          1,239,323
                                                                               ------------------ ----------------
          Total current assets                                                 17,241,955         20,643,555
                                                                               ------------------ ----------------
PROPERTY AND EQUIPMENT
   Computer and office equipment                                               3,286,677          2,499,759
   Less: Accumulated depreciation                                              (2,035,310)        (1,914,000)
                                                                               ------------------ ----------------
          Total property and equipment                                         1,251,367          585,759
                                                                               ------------------ ----------------
OTHER ASSETS
   Notes receivable including accrued interest                                 5,150,500          3,324,541
   Investment in unconsolidated affiliates/subsidiaries                        9,076,400          1,012,512
   Deposit on investment in unconsolidated affiliates                          0                  1,250,000
   Goodwill                                                                    28,698,657         21,091,034
   Software code, net of accumulated amortization                              3,182,746          3,219,254
   Intangible property                                                         773,898            385,532
                                                                               ------------------ ----------------
          Total other assets                                                   46,882,201         30,282,873
                                                                               ------------------ ----------------
Total Assets                                                                   $65,375,523        $51,512,187
                                                                               ================== ================
                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable
      Trade                                                                    $6,029,932         $9,512,436
      Related parties                                                          7,830              21,668
   Accrued expenses
      Trade                                                                    1,969,031          2,357,329
      Income and sales tax payable                                             25,348             109,653
   Deferred revenue                                                            0                  252,348
   Customer deposits                                                           224,057            93,723
   Current portion of long-term debt                                           227,075            236,771
   Short-term debt                                                             2,620,722          1,918,303
                                                                               ------------------ ----------------
          Total current liabilities                                            11,103,995         14,502,231
                                                                               ------------------ ----------------
LONG-TERM LIABILITIES
   Deferred income tax liability                                               3,910              3,552
   Notes payable                                                               9,911,952          4,240,379
                                                                               ------------------ ----------------
          Total long-term liabilities                                          9,915,862          4,243,931
                                                                               ------------------ ----------------
Total Liabilities                                                              21,019,857         18,746,162
                                                                               ------------------ ----------------
Minority interest in consolidated subsidiaries                                 1,192,416          0
                                                                               ------------------ ----------------
STOCKHOLDERS' EQUITY
   Senior convertible preferred stock, $0.001 par value, authorized
     10,000,000 shares; Series A, 100; Series C 925 and 2,303; Series D 0 and 550;
      Series E 750 and 1,100; Series F 2,000 and 3,000; Series G 200
and 4,900; Series H 1,035 and 1,300 and; Series I 975 and 1,300 issued
and outstanding at December 31, 2006 and 2005, respectively                    6                  15
   Common stock, $0.001 par value, 300,000,000 shares authorized;
     174,165,284 and 108,737,365 issued and outstanding at December 31,
     2006 and 2005, respectively                                               174,165            108,737
   Deferred compensation                                                       (265,758)          (629,145)
   Additional paid-in capital                                                  45,840,098         40,482,944
   Accumulated comprehensive income (loss)                                     646,210            51,627
   Accumulated deficit                                                         (3,231,471)        (7,248,151)
                                                                               ------------------ ----------------
          Total stockholders' equity                                           43,163,250         32,766,027
                                                                               ------------------ ----------------
Total Liabilities and  Stockholders' Equity                                    $65,375,523        $51,512,189
                                                                               ================== ================

                                      F-5

                           NewMarket Technology, Inc.

Consolidated Statements of Operations
Years Ended December 31,

                                                                                2006             2005           2004
                                                                        ---------------  --------------- ---------------
   REVENUES
      Services revenue                                                  $67,847,261      $39,148,965     $14,575,415
      Contract revenues                                                 3,847,945        3,063,681       3,237,743
      Product revenues                                                  5,940,416        7,925,048       7,163,976
                                                                        ---------------  --------------- ---------------
                Total revenues                                          77,635,622       50,137,694      24,977,134
   COST OF SALES
       Services COS                                                     48,262,075       23,882,781      6,149,952
       Contract COS                                                     2,698,207        1,657,292       2,114,694
       Product COS                                                      4,792,157        6,047,487       5,188,712
                                                                        ---------------  --------------- ---------------
               Total Cost of sales                                      55,752,439       31,587,560      13,453,358
                                                                        ---------------  --------------- ---------------
             Gross Margin                                               21,883,183       18,550,134      11,523,776
   OPERATING EXPENSES:
      Employee compensation                                             10,305,045       10,105,543      5,995,152
      General and administrative expenses                               5,138,833        4,026,123       3,335,294
      Selling and marketing                                             1,191,463        616,383         925,680
      Research & Development                                            0                110,844         63,251
      Depreciation and amortization                                     786,173          621,775         588,087
      Bad debt expense                                                  0                0               157,363
      Warranty reserve                                                  0                0               28,109
      Inventory reserve                                                 0                0               253,587
                                                                        ---------------  --------------- ---------------
             Total expenses                                             17,421,514       15,480,668      11,346,523
                                                                        ---------------  --------------- ---------------
   Income (Loss) from operations                                        4,461,669        3,069,466       177,253
                                                                        ---------------  --------------- ---------------
   OTHER INCOME (EXPENSE):
      Interest income                                                   1,023,967        449,538         169,335
      Interest expense                                                  (503,714)        (449,227)       (155,487)
      Foreign currency transaction gain (loss)                          13,298           3,662           (9,081)
      Inflation effects                                                 (318,539)        (12,873)        46,331
      Bad debt expense recoupment                                       0                574,712         0
      Gain on debt forgiveness                                          0                203,872         0
      Lawsuit settlement expense                                        (92,124)         (818,372)       0
      Other expense                                                     (365,810)        (174,506)       0
      Other income                                                      98,826           119,259         14,188
                                                                        ---------------  --------------- ---------------
             Total other income (expense)                               (144,096)        (103,935)       65,286
                                                                        ---------------  --------------- ---------------
   Net income before income tax (credit) and minority interest          4,317,573        2,965,531       242,539
      Foreign income tax (credit)                                       55,886           56,582          (21,734)
      Minority interest in consolidated subsidiary income (loss)        (245,008)        0               (66,761)
                                                                        ---------------  --------------- ---------------
   Net income                                                           4,016,679        2,908,949       154,044
   Other comprehensive income (loss)
      Foreign currency translation gain (loss)                          594,583          (209,873)       261,500
                                                                        ---------------  --------------- ---------------
   Comprehensive income                                                 $4,611,262       $2,699,076      $415,544
                                                                        ===============  =============== ===============
   Income per weighted average common share - basic                     $         0.03   $         0.03  $         0.01
                                                                        ===============  =============== ===============
   Income per weighted average common share - fully diluted             $         0.02   $         0.02  $         0.01
                                                                        ===============  =============== ===============
   Number of wtd average common shares outstanding - basic              158,604,670      95,814,972      64,218,004
                                                                        ===============  =============== ===============
   Number of wtd average common shares outstanding -  fully diluted
                                                                        215,034,964      182,759,172     108,323,004
                                                                        ===============  =============== ===============

                                      F-5

NewMarket Technology, Inc.
Consolidated Statements of Stockholders' Equity

                                                 Par Value of Stock                           Accum                    Total
                              Number of Shares                       Additional               Comp                     Stockholders'
                           --------------------- ------------------   Paid-In     Deferred   Income     Accumulated     Equity
                            Pfd         Common    Pfd      Common      Capital    Comp       (Loss)     Deficit
                           --------------------- ------ ----------- ------------- ----------- ---------- ------------- -----------

BEGINNING  BALANCE,
 December 31, 2003         3,903     50,934,786  4      50,935      15,202,578    0           0          (10,327,859)  5,137,826
Conversion of Series B
 pref. stock               (503)     1,075,257   (1)    1,075       (1,074)       0           0          0             0
Conversion of debt to
 common stock              0         25,087,115  0      25,087      4,303,756     0           0          0             4,328,843
Issuance of common stock
 for services              0         2,668,845   0      2,669       796,621       (714,500)   0          0             84,790
Issuance of common stock
 for acquisition           0         2,000,000   0      2,000       977,000       0           0          0             979,000
Issuance of Series D
 pref. stock               550       0           1      0           364,999       0           0          0             365,000
Issuance of Series E
 pref. stock               2,000     0           2      0           1,999,998     0           0          0             2,000,000
Issuance of Series F
 pref. stock               3,000     0           3      0           2,999,997     0           0          0             3,000,000
Amortization of deferred
 compensation              0         0           0      0           0             607,222     0          0             607,222
Other comprehensive
 income (loss)             0         0           0      0           0             0           261,500    0             261,500
Net income                 0         0           0      0           0             0           0          170,759       170,759
                           --------------------- ------ ----------- ------------- ----------- ---------- ------------- -----------
BALANCE,
 December 30, 2004         8,950     81,766,003  9      81,766      26,643,875    (107,278)   261,500    (10,157,100)  16,722,772
Conversion of Series C
 pref. stock               (997)     1,673,300   (1)    1,673       (1,672)       0           0          0             0
Conversion of Series E
 pref. stock               (900)     2,373,757   (1)    2,374       (2,373)       0           0          0             0
Conversion of debt to
 Series G pref stock       4,900     0           5      0           4,899,995     0           0          0             4,900,000
Issuance of Series H
 pref stock                1,300     0           1      0           1,299,999     0           0          0             1,300,000
Issuance of Series I
 pref stock                1,400     0           2      0           1,399,998     0           0          0             1,400,000
Issuance of common
 stock for loan penalty    0         100,000     0      100         62,400        0           0          0             62,500
Conversion of debt to
 common stock              0         18,572,309  0      18,572      4,311,208     0           0          0             4,329,780
Issuance of common stock
 for services              0         3,700,000   0      3,700       1,370,075     (1,050,075) 0          0             323,700
Issuance of common stock
 - settle lawsuit          0         551,996     0      552         499,438       0           0          0             499,990
Amortization of deferred
 compensation              0         0           0      0           0             528,208     0          0             528,208
Other comprehensive
 income (loss)             0         0           0      0           0             0           (209,872)  0             (209,872)
Net income                 0          0          0      0           0             0           0          2,908,949     2,908,949
                           --------------------- ------ ----------- ------------- ----------- ---------- ------------- -----------
BALANCE,
 December 31, 2005         14,653    108,737,365 15     108,737     40,482,943    (629,145)   51,628     (7,248,151)   32,766,027
Conversion of preferred
 stock                     (9,168)   29,589,555  (9)    29,590      (29,581)      0           0          0             0
Conversion of debt to
 common stock              0         34,010,321  0      34,010      4,692,447     0           0          0             4,726,457
Issuance of common stock
 for services              0         1,828,043   0      1,828       694,289       (661,450)   0          0             34,667
Amortization of deferred
 compensation              0         0           0      0           0             1,024,837   0          0             1,024,837
Other comprehensive
 income (loss)             0         0           0      0           0             0           594,582    0             594,582
Net income                 0         0           0      0           0             0           0          4,016,680     4,016,680
                           --------------------- ------ ----------- ------------- ----------- ---------- ------------- -----------
ENDING BALANCE,
 December 31, 2006         5,485     174,165,284 $6     $174,165    $45,840,098   $(265,758)  $646,210   $(3,231,471)  $43,163,250
                           ===================== ====== =========== ============= =========== ========== ============= ===========

                                      F-5

NewMarket Technology, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31,
  CASH FLOWS FROM OPERATING ACTIVITIES:                                               2006          2005          2004
                                                                                  ------------- -------------  ------------
  Net income                                                                      $4,016,679    $2,908,949     $154,044
  Adjustments to reconcile net income to net cash used by operating activities:
      Minority interest in consolidated subsidiary income (loss)                  245,008       0              66,761
     Bad debt, warranty and inventory reserves                                    1,071         (375,953)      439,059
     Stock issued for services                                                    1,037,837     851,908        692,012
     Depreciation and amortization                                                786,173       621,775        588,087
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                   3,483,934     (10,070,604)   (2,711,737)
     (Increase) decrease in inventory                                             370,326       208,651        181,004
     (Increase) decrease in prepaid expenses and deposits                         660,773       (196,420)      (40,869)
     Increase (decrease) in accounts payable - trade                              (4,721,042)   6,491,064      217,141
     Increase (decrease) in accounts payable - related parties                    (634,596)     (59,742)       205,591
     Increase (decrease) in customer deposits                                     131,763       146,821        548,575
     Increase (decrease) in deferred revenue                                      (252,348)     252,348        112,525
     Increase (decrease) in accrued expenses                                      (2,103,815)   620,188        192,384
     Increase (decrease) in payables to affiliates                                (6)           57,794         (137,734)
     Increase (decrease) in income taxes payable                                  (88,937)      31,025         (238,645)
                                                                                  ------------- -------------  ------------

  Net cash provided by operating activities                                       2,932,820     1,487,804      268,198
                                                                                  ------------- -------------  ------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Notes receivable advances                                                    0             (1,215,000)    0
     Investment in unconsolidated affiliates                                      0             (1,283,512)    (1,283,512)
     Acquisition of intangible asset                                              (287,652)     (56,000)       (478,185)
     Purchase of property and equipment                                           (218,939)     0              (90,133)
                                                                                  ------------- -------------  ------------

  Net cash used by investing activities                                           (506,591)     (2,554,512)    (1,851,830)
                                                                                  ------------- -------------  ------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on capital leases                                                   0             0              (20,926)
     Advances on notes payable                                                    1,804,149     2,177,156      2,304,613
     Payments on notes payable                                                    (3,887,544)   (732,348)      (317,630)
     Advances on short term line of credit                                        0             495,171        0
     Payments on short term line of credit                                        0             (45,815)       (286,287)
     Cash purchased in acquisitions                                               0             0              795,512
                                                                                  ------------- -------------  ------------

  Net cash provided by financing activities                                       (2,083,395)   1,894,164      2,475,282
                                                                                  ------------- -------------  ------------

  Effect of exchange rates on cash                                                (149,975)     (276,838)      32,170
                                                                                  ------------- -------------  ------------

  Net increase (decrease) in cash and equivalents                                 192,859       550,618        923,820
                                                                                  ------------- -------------  ------------

  CASH, beginning of period                                                       3,106,521     2,555,903      1,632,083

  CASH, end of period                                                             $3,299,380    $3,106,521     $2,555,903
                                                                                  ============= =============  ============

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid in cash                                                        $503,714      $449,227       $155,487
                                                                                  ============= =============  ============

  Non-Cash Financing Activities:
     Common stock issued to settle debt                                           $4,726,457    $4,329,780     $4,328,843
                                                                                  ============= =============  ============
     Common stock issued for acquisition of affiliate                             $0            $0             $979,000
                                                                                  ============= =============  ============
     Preferred stock issued for acquisition of consolidated subsidiaries          $0            $2,700,000     $5,365,000
                                                                                  ============= =============  ============
     Issuance of promissory note and preferred stock to acquire subsidiaries      $0            $0             $5,365,000
                                                                                  ============= =============  ============
     Preferred stock issued to settle debt                                        $0            $4,900,000     $0
                                                                                  ============= =============  ============

                                      F-5

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(1) Description of Business and Summary of Significant Accounting Policies


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

          Significant acquisitions

          In February 2006, the Company entered into a Quota Purchase and Sale Purchase Agreement with the founders of UniOne Consulting Ltda., a Brazilian limited liability company, ("UniOne"), to acquire the founders' 100% interest in UniOne. The purchase price to be paid by the Company is $6,460,320, which may be increased to $8,539,680 based on various financial benchmarks. The purchase price is payable in tranches through the end of 2008.UniOne is a systems integrator, developer and business practice implementation company, providing support for the integration and maintenance of enterprise software applications. UniOne is located in Sao Paulo and Rio de Janeiro, Brazil, as well as a regional office in Santiago de Chile, Chile.

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

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(1) Description of Business and Summary of Significant Accounting Policies (Continued)

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

          Under the equity method, the Company reports:

               o Its interest in the entity as an investment on its balance sheets, and
               o Its percentage share of earnings or losses on its statement of operations

          At December 31, 2006, the Company did not record any income or loss , nor adjust its investment account, by the net income or loss of the affiliates, as the actual equity percentage paid for was the investments was less than 10%, with a concurrent de minimus net income/loss related thereto.

          Earnings per share

          Basic net income per weighted average common share is computed by dividing the net income(loss) by the weighted average number of common shares outstanding during the period. Fully diluted includes all common shares that would be required to be issued of various convertible instruments at their stated conversion rates using December 31, 2006, market price of the underlying common stock.

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

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(1) Description of Business and Summary of Significant Accounting Policies (Continued)

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

          Revenue recognition

          As a result of the multiple acquisitions from 2003 through 2006, the Company now has three distinct revenue streams: (1) Services, principally programming services. This revenue is recognized as services are provided and billed to the customers. (2) Contract, which is principally an ongoing service revenue stream, such as training contracts, technical support contracts., etc. This form of revenue is recognized monthly as earned and billed, and (3), Product sales, which is the sale of hardware and software, generally installed. Sometimes the hardware and/or software are customized under the terms of the purchase contract. This revenue is recognized as the products are delivered and the customer accepts said products. These revenue streams accounted for 88%, 4% and 8% of revenue, respectively, for the year ended December 31, 2006. Any portions of such contracts which may include installation, training, conversion, etc. are recognized when such services have been completed. Any ongoing support, training, etc., is separately structured and is accounted for in contract revenue and in accordance with the contracts.

          Concentration of risk - geographic

          As a result of the various acquisitions in 2003 through 2006, the Company now has offices, employees and customers in a variety of foreign countries. Its four foreign based subsidiaries are located in Singapore; Caracas, Venezuela; Ningbo and Shanghai, Peoples Republic of China and Sao Paulo, Brazil. RKM, based in Caracas, Venezuela, serving Latin America, represents approximately 2% of the Company's total revenue and 1.5% of total assets; Infotel, based in Singapore, and serving Asia, represents approximately 3.5% of the Company's total revenue and 12% of total assets; Clipper Technology, based in Ningbo, China, serving Asia, represents approximately 36% of the Company's total revenue and 6% of total assets and UniOne, based in Sao Paulo, Brazil, serving Latin America, represents approximately 24% of the Company's total revenue and 6% of total assets.

          Investment in unconsolidated affiliates/subsidiaries

          The Company's investment in affiliates at December 31, 2006, is composed of a 20% equity position in Red Moon Broadband, Inc., a 20% equity position in TekVoice Communications, Inc., a 49% interest in

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(1) Description of Business and Summary of Significant Accounting Policies (Continued)

          DFTS/DCI and de minimus investments in two other companies. These equity positions do not represent a controlling holding in these companies.

          The Company accounts for its investment in affiliates, defined as those whereby the Company owns less than 51% of the issued and outstanding common stock of the affiliate and the Company does not exercise control over the operations of the affiliate, by the equity method of accounting. At December 31, 2006, the Company did not record any income or loss , nor adjust its investment account, by the net income or loss of the affiliates, as the actual equity percentage paid for was the investments was less than 10%, with a concurrent de minimus net income/loss related thereto.

          Recent issued accounting pronouncements

          In July 2006, the Financial Accounting Standards Board ("FASB") issued FIN No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS No. 109". FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 also prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized as an adjustment to the opening balance of accumulated deficit (or other appropriate components of equity) for that fiscal year. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of the adoption of FIN 48 but does not currently expect the adoption of this new standard to have a material impact on our financial position, results of operations, or cash flows.

          In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 108, to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted SAB 108 effective as of December 31, 2006. The adoption of this bulletin did not have a material impact on our financial position, results of operations, or cash flows.

          In September 2006, the Financial Accounting Standards Board issued SFAS No.157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 does not expand or require any new fair value measures. The provisions of SFAS No. 157 are to be applied prospectively and are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on the Company's financial statements.

(2) Stockholders' Equity

          The Company has authorized 300,000,000 shares of $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock. Rights and privileges of the preferred stock are to be

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(2) Stockholders' Equity (Continued)

          determined by the Board of Directors prior to issuance. The Company had 174,165,284 shares of common stock issued and outstanding at December 31, 2006. The Company had 100 shares of Series A preferred stock, 0 shares of Series B preferred stock, 925 shares of Series C preferred stock, 0 shares of Series D preferred stock, 750 shares of Series E preferred stock, 2,000 shares of Series F preferred stock, 200 shares of Series G preferred stock, 1,035 shares of Series H preferred stock and 975 shares of Series I preferred stock issued and outstanding, respectively, at December 31, 2006.

          During the year ended December 31, 2006, the Company issued 29,589,555 shares of common stock to convert 1,378 shares of Series C, 550 shares of Series D, 950 shares of Series E, 1,000 shares of Series F, 4,700 shares of Series G, 265 shares of Series H and 325 shares of Series I preferred stock. During 2006, the Company issued 1,828,043 shares of common stock for services to nine parties. Seven agreements are prospective for 1 year and two were for services previously rendered. These shares were valued at $682,300, or $0.37 per share. During 2006, the Company issued 34,010,321 shares of common stock to convert $7,355,500 of convertible debt and accrued interest, or $0.21 per share.

          At December 31, 2006, the shares of preferred stock represented approximately 17,759,365 shares of common stock, had they been elected to be converted on December 31, 2006.

(3) Income Taxes

          Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $3,195,700 which expire beginning December 31, 2117. There may be certain limitations on the Company's ability to utilize the loss carry-forwards in the event of a change of control, should that occur. In addition, the Company amortizes goodwill for income tax purposes, but not for reporting purposes. The amount recorded as a deferred tax asset, cumulative as of December 31, 2006, is $1,278,000, which represents the amount of tax benefits of the loss carry-forwards and goodwill amortization. The Company has established a valuation allowance for this deferred tax asset of $1,278,000, as the Company has no long-term history of profitable operations, in substantive amount necessary to utilize this asset. The significant components of the net deferred tax asset as of December 31, 2006 are:

                  Net operating losses                  $0
                  Goodwill amortization                 1,278,000
                                                        ----------------
                  Valuation allowance                   (1,278,000)
                                                        ----------------
                  Net deferred tax asset                $0
                                                        ================

          The Company utilized approximately $4,000,000, $1,100,000 and $23,000 of its deferred tax asset for the years ended December 31, 2006, 2005 and 2004, respectively..

(4) Convertible debt

          For the year ended December 31, 2006, the Company retired $7,355,500 of convertible debt by issuing 34,010,321 shares of restricted common stock

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(5) Earnings per share

          Following is the disclosure required by SFAS 128.

         For the year ended December 31, 2006
                                                           Income (Numerator)        Shares (Denominator)       Per-Share Amount
                                                          ---------------------     -----------------------     ------------------
          Basic EPS:
          Income available to common stockholders                   $4,317,573                 158,604,032                  $0.03
          Effect of Dilutive Securities:
          Convertible preferred stock                                        0                  16,430,294
          Convertible debt                                                   0                  40,000,000
                                                          ---------------------     -----------------------
          Diluted EPS:
          Income available to common stockholders +
          assumed conversions                                       $4,317,573                 215,034,326                  $0.02
                                                          =====================     =======================     ==================


         For the year ended December 31, 2005
                                                           Income (Numerator)        Shares (Denominator)            Per-Share
                                                                                                                      Amount
                                                          ---------------------     -----------------------       ----------------
          Basic EPS:
          Income available to common stockholders                   $2,908,949                  95,814,972                $0.03
          Effect of Dilutive Securities:
          Convertible preferred stock                                        0                  46,944,200
          Convertible debt                                                   0                  40,000,000
                                                          ---------------------     -----------------------
          Diluted EPS:
          Income available to common stockholders +
          assumed conversions                                         $154,044                 182,759,172                $0.02
                                                          =====================     =======================       ==============

         For the year ended December 31, 2004
                                                           Income (Numerator)        Shares (Denominator)       Per-Share Amount
                                                          ---------------------     -----------------------     ------------------
          Basic EPS:
          Income available to common stockholders                     $154,044                  64,218,004                  $0.01
          Effect of Dilutive Securities:
          Convertible preferred stock                                        0                   4,105,000
          Convertible debt                                                   0                  40,000,000
                                                          ---------------------     -----------------------
          Diluted EPS:
          Income available to common stockholders +
          assumed conversions                                         $154,044                 108,323,004                  $0.01
                                                          =====================     =======================     ==================

                                      F-8

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

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

(7) Contingencies

          From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. Although the amount of any liability that could arise with respect to currently pending actions cannot be accurately predicted, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

(8) Selected quarterly financial data (unaudited)

          (All numbers are in thousands, except per share data)

                                          First           Second            Third          Fourth
                                         Quarter          Quarter           Quarter        Quarter
                                    ------------------ --------------- ---------------- ----------------

2006:

Net revenues                         $      17,330        16,870            18,975         24,461

Gross margin                         $       5,127        4,433             5,456          6,867

Net income                           $         434        482               1,379          1,722

Net income/share-basic               $        0.01        0.01              0.01           0.01

Net income/share-diluted             $        0.01        0.01              0.01           0.01

2005:

Net revenues                         $      10,187        10,419            14,211         15,321

Gross margin                         $       4,736        3,856             4,641          5,317

Net income                           $         102        114               1,229          1,464

Net income/share-basic               $        0.01        0.01              0.01           0.01

Net income/share-diluted             $        0.01        0.01              0.01           0.01

                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements


(9) Subsequent events (unaudited)

          In February 2007, NewMarket executed a share exchange agreement with Paragon Financial Corporation, ("Paragon"), a Delaware corporation, under which the Company will sell its interest in Unione to in exchange for the issuance to the Company of a supermajority voting preferred stock. These preferred shares will be deemed at all times as the equivalent of ninety-percent (90%) of the common shares of Paragon for voting purposes on all matters. It is anticipated that this transaction will close in the second quarter of 2007.

          In March 2007, NewMarket executed a definitive agreement with Diamond I, Inc. ("DMOI") under which the Company will purchase 2 million shares of DMOI Series B Preferred Stock ("Series B shares") to be issued in consideration for cash and a promissory note to be issued by the Company. The Series B shares will be deemed at all times as the equivalent of sixty-percent (60%) of the common shares of DMOI for voting purposes on all matters. It is anticipated that this transaction will close in the second quarter of 2007.

          In the first quarter of 2007, the Company issued 3,530,706 shares of common stock to convert 214 shares of Series E, 300 shares of Series F, 200 shares of Series G and 434 shares of Series I preferred stock. In the first quarter of 2007, the Company issued 1,200,000 shares of common stock for services to one party. This agreement is prospective for 1 year. In the first quarter of 2007, the Company issued 8,500,000 shares of common stock to convert approximately $1,827,500 of convertible debt and accrued interest.




                                      F-8