Form 10-K/A
period 2006-12-31
NewMarket Technology Inc
filed 2007-05-21
CIK 1092083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
                                 Amendment No.1

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

                        Commission File Number: 000-27917

                           NewMarket Technology, Inc.
                           --------------------------
        (Exact name of Small Business Issuer as Specified in Its Charter)



            NEVADA                                            65-0729900
-------------------------------                        ------------------------
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

DOCUMENTS INCORPORATED BY REFERENCE:

None


EXPLANATORY NOTE:


This Amendment No. 1 to our annual report on Form 10-K for the fiscal year ended December 31, 2006 is being filed to correct the accompanying financial statements to properly reflect the minority interest in a majority-owned subsidiary and the elimination of intercompany accounts.

                           NewMarket Technology, Inc.

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006


PART I   .....................................................................3
   Item 1.  Description of Business...........................................3
   Item 1A. Risk Factors.....................................................11
   Item 1B. Unresolved Staff Comments .......................................13
   Item 2.  Description of Properties........................................13
   Item 3.  Legal Proceedings................................................13
   Item 4.  Submission of Matters to a Vote of Security Holders..............14

PART II  ....................................................................14
   Item 5.  Market for Common Equity and Related Stockholder Matters.........14
   Item 6.  Selected Financial Data..........................................15
   Item 7.  Management's Discussion and Analysis of Financial Condition
                And Results of Operations ...................................16
   Item 7A. Quantitative and Qualitative Disclosures about Market Risk.......18
   Item 8.  Financial Statements and Supplementary Data .....................18
   Item 9.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure..........................18
   Item 9A. Controls and Procedures..........................................18
   Item 9B. Other Information. .. ...........................................18

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

                    Recent Sales of Unregistered Securities:

Set forth below is information regarding the issuance and sale of our securities without registration during the three month period ended December 31, 2006:

     o During the three month period ended December 31, 2006, the Company serviced convertible debt and accrued interest by issuing 10,500,000 shares of restricted common stock.

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


                                                                                   Year ended December 31,
                                                            ----------------------------------------------------------------
                                                                  2006          2005       2004       2003        2002
                                                                  ----          ----       ----       ----        ----

SELECTED STATEMENT OF OPERATIONS DATA
  Net sales                                                  $       77,636    50,138     24,977      2,347        959

  Net income (loss)                                          $        5,887     2,909        243        195     (1,318)
                                                             $
  Net income (loss) per weighted avg. common share-basic               0.04      0.03       0.01       0.01      (0.03)

SELECTED BALANCE SHEET DATA

  Working capital (deficiency)                               $       10,018     6,142      2,199      1,260     (1,450)

  Total assets                                               $       64,576    51,512     25,149      7,580      2,756

  Long term liabilities                                      $        9,916     4,244      2,947      3,800      1,626

  Stockholders' equity (deficiency)                          $       45,168    32,766     17,143      4,942       (315)



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

Overall sales in fiscal year 2006 were $77,635,622 which resulted in net income of $5,887,493. The comprehensive net income for 2006 is $6,615,601, which represents an adjustment to compensate for the risk associated with foreign profits and the potential conversion of foreign currency.

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

Results of Operations-Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

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

Net income increased one-hundred and two percent (102%) from $2,908,949 for the year ended December 31, 2005 to $5,887,493 for the year ended December 31, 2006. 2006 net income represented 7.6% of net sales compared to 2005 net income which represented 5.8% of net sales. The comprehensive net income, which is adjusted to compensate for the risk associated with foreign profits and the potential conversion of foreign currency, increased one-hundred and forty-five percent (145%) from $2,699,076 for the year ended December 31, 2005 to $6,615,601 for the year ended December 31, 2006. 2006 comprehensive net income represented 8.5% of net sales compared to 2005 comprehensive net income which represented 5.4% of net sales The net increase in profit and increase in the percentage of net sales were due primarily to the implementation of the previously herein described new business model implemented in June 2002 and the corresponding herein described acquisitions starting with VTI in June 2002 in addition to the operations and growth from the acquired assets and the investment in operations made to effect such growth, and gains attributable to the sale of our Medical Office Systems and Vera Technology subsidiaries.

Results of Operations - Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Net sales increased over two hundred percent (200%) from $24,977,134 for the year ended December 31, 2004 to $50,137,694 for the year ended December 31, 2005. This increase was due primarily to the implementation of the previously herein described new business model implemented in June 2002 and the corresponding herein described acquisitions starting with VTI in June 2002 in addition to the operations and growth from the acquired assets.

Cost of sales increased two hundred thirty five percent (235%) from $13,453,358 for the year ended December 31, 2004 to $31,587,560 for the year ended December 31, 2005. This increase was primarily due to the corresponding increase in overall sales. Our cost of sales, as a percentage of sales for the year ended December 31, 2004 was approximately 54% and 63% for the year ended December 31, 2005. Management plans to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows. Management will leverage the increased purchasing volume to improve purchasing contracts and reduce overall cost of sales. Management will also implement resource utilization strategies that can demonstrate notable savings when applied over higher volumes of production.

Compensation expense increased one hundred sixty nine percent (169%) from $5,995,152 for the year ended December 31, 2004 to $10,105,543 for the year ended December 31, 2005. Management is working to keep Compensation in reasonable proportion to the overall Company sales and expenses. Management has significantly decreased its stock-based compensation to outside consultants, officers and related party consultants and plans to continue to limit such compensation. No performance incentive Compensation program has yet been in place since the implementation of the new business model in June 2002, but management plans to construct and implement such a plan in the future intended to support the aforementioned objective of keeping overall Compensation in proportion to Company sales and expenses.

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

Net income increased over one thousand eight hundred and eighty eight percent (1888%) from $154,044 for the year ended December 31, 2004 to $2,908,949 for the year ended December 31, 2005. 2005 net income represented 5.8% of net sales compared to the 2004 net income which represented 0.6% of net sales. The comprehensive net income, which is adjusted to compensate for the risk associated with foreign profits and the potential conversion of foreign currency, increased over six hundred and forty nine percent (649%) from $415,544 for the year ended December 31, 2004 to $2,699,076 for the year ended December 31, 2005. 2005 comprehensive net income represented 5.4% of net sales compared to the 2004 comprehensive net income which represented 1.7% of net sales The net increase in profit and increase in the percentage of net sales were due primarily to the implementation of the previously herein described new business model implemented in June 2002 and the corresponding herein described acquisitions starting with VTI in June 2002 in addition to the operations and growth from the acquired assets and the investment in operations made to effect such growth.

Liquidity and Capital Resources

The Company's cash balance at December 31, 2006 increased $187,650 from $3,106,521 as of December 31, 2005, to $3,294,171. The increase was the result of a combination of loan proceeds totaling $800,000, cash flows from operations totaling $2,678,797, and the effect of exchange rates on cash totaling $858,032, offset by cash used for repayment of loans totaling $3,546,140, and investing activities totaling $603,039. Operating activities for the year ended December 31, 2006 exclusive of changes in operating assets and liabilities provided $5,486,749 in cash, as well as a decrease in receivables and other current assets of $2,861,029, offset by a decrease in accounts payable and accrued and other current liabilities of $5,668,981.

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

        Name                 Age        Position
        ----------------     ---        ----------------------------------
        Philip M. Verges      41        Chairman, Chief Executive Officer,
                                        Director
        Philip J. Rauch       46        Chief Financial Officer, Director
        James Mandel          53        Director
        Bruce Noller          50        Director
        Hugh G. Robinson      74        Director


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

This table summarizes the before-tax compensation for the non-employee Board of Directors during fiscal 2006.


----------------------- -------------------------- -------------------- --------------------- ---------------------------------
Name                     Fees Earned or Paid in    Stock Awards ($)     Option Awards ($)     All Other
----                     ----------------------    ----------------     -----------------     ---------
                         Cash ($)                                                             Compensation ($)
                         --------                                                             ----------------
----------------------- -------------------------- -------------------- --------------------- ---------------------------------
Bruce Noller             10,000                    --                   --                    --
----------------------- -------------------------- -------------------- --------------------- ---------------------------------
Kenneth Blow (1)         6,197                     --                   --                    --
Hugh G. Robinson         10,000                    --                   --                    --
James Mandel (1)         4,000                     --                   --                    --


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

Beneficial ownership is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. In general, beneficial ownership includes any shares a director, executive officer or other 5% holder can vote or transfer, shares subject to stock options and warrants that are exercisable currently or become exercisable within 60 days and shares subject to convertible securities that are convertible currently or within 60 days. These shares are considered to be outstanding for the purpose of calculating the percentage of ownership of the stockholder holding these options, warrants or convertible securities, but are not considered to be outstanding for the purpose of calculating the percentage ownership of any other person. Percentage ownership is based on 174,165,284 shares of common stock and the cumulative shares of convertible preferred stock (each share of preferred stock is, at the holder's option, convertible into shares of common stock, subject to certain antidilution protection) outstanding as of December 31, 2006 and resulting in a fully diluted weighted average of 182,759,172 shares of common stock. Except as otherwise noted, the stockholders named in this table have sole voting and dispositive power for all shares shown as beneficially owned by them.



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

Item 13. Certain Relationships and Related Transactions

None

Item 14. Principal Accountant Fees and Services

Summarized below is the aggregate amount of various professional fees billed by our principal accountants, Pollard-Kelley Auditing Services Inc. in 2005 and 2006:



                                         2006           2005
                                      ----------      ---------

        Audit fees                     $ 115,500      $  95,000
        Audit-related fees                30,000         63,250
        Tax fees                               0              0
        All other fees, including tax
        consultation and preparation           0              0



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

                           NewMarket Technology, Inc.
                           --------------------------
                                  (Registrant)


Date:   May 21, 2007


            By: /s/ Philip M. Verges
              ------------------------------------
              Philip M. Verges
              Chief Executive Officer and
              Chairman of the Board of Directors


Date:   May 21, 2007


            By: /s/ Philip J. Rauch
              ------------------------------------
              Philip J. Rauch
              Chief Financial Officer

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Philip M. Verges
---------------------      Chief Executive Officer and    May 21, 2007
   Philip M. Verges        Chairman of the Board

/s/ Philip J. Rauch
---------------------      Chief Financial Officer and    May 21, 2007
   Philip J. Rauch         Director

/s/ James Mandel
---------------------      Director                May 21, 2007
   James Mandel

/s/ Bruce Noller
---------------------      Director                May 21, 2007
   Bruce Noller

/s/ Hugh G. Robinson
---------------------      Director                May 21, 2007
   Hugh G. Robinson

                          INDEX TO FINANCIAL STATEMENTS



Reports of Independent Registered Public Accounting Firms ...................F-2

Consolidated Balance Sheet...................................................F-3

Consolidated Statements of Operations........................................F-4

Consolidated Statements of Stockholders' Equity..............................F-5

Consolidated Statements of Cash Flows........................................F-6

Notes to Consolidated Financial Statements...................................F-7

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




                                          Pollard-Kelley Auditing Services, Inc.
Fairlawn, Ohio
April 17, 2007


                           NewMarket Technology, Inc.
                           Consolidated Balance Sheet
                                  December 31,

                       ASSETS                                                              2006            2005
                                                                                       ------------- ----------------
CURRENT ASSETS
   Cash                                                                                 $3,294,171       $3,106,521
   Accounts receivable, net of allowance of $86,032 and $55,936                         12,600,352       15,060,648
   Inventory, at cost                                                                   900,899          1,237,063
   Prepaid expenses, deposits and other current assets                                  1,468,078        1,239,323
                                                                                       ------------- ----------------
          Total current assets                                                          18,263,500       20,643,555
                                                                                       ------------- ----------------
PROPERTY AND EQUIPMENT
   Computer and office equipment                                                        2,906,680        2,499,759
   Less: Accumulated depreciation                                                       (1,658,373)      (1,914,000)
                                                                                       ------------- ----------------
          Total property and equipment                                                  1,248,307        585,759
                                                                                       ------------- ----------------
OTHER ASSETS
   Notes receivable including accrued interest                                          5,856,839        3,324,541
   Investment in unconsolidated affiliates/subsidiaries                                 8,826,400        1,012,512
   Investment in restricted securities                                                     875,000        0
   Deposit on investment in unconsolidated affiliates                                   0                1,250,000
   Goodwill                                                                             26,250,473       21,091,034
   Software code, net of accumulated amortization                                       3,182,746        3,219,254
   Intangible property                                                                  72,881           385,532
                                                                                       ------------- ----------------
          Total other assets                                                            45,064,339       30,282,873
                                                                                       ------------- ----------------
Total Assets                                                                            $64,576,145      $51,512,187
                                                                                       ============= ================
       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable
      Trade                                                                             $3,369,039       $9,512,436
      Related parties                                                                   7,830            21,668
   Accrued expenses
      Trade                                                                             1,955,412        2,357,329
      Income and sales tax payable                                                      25,348           109,653
   Deferred revenue                                                                     0                252,348
   Customer deposits                                                                    224,057          93,723
   Current portion of long-term debt                                                    285,868          236,771
   Short-term debt                                                                      2,377,722        1,918,303
                                                                                       ------------- ----------------
          Total current liabilities                                                     8,245,276        14,502,231
                                                                                       ------------- ----------------
LONG-TERM LIABILITIES
   Deferred income tax liability                                                        3,910            3,552
   Notes payable                                                                        9,911,952        4,240,379
                                                                                       ------------- ----------------
          Total long-term liabilities                                                   9,915,862        4,243,931
                                                                                       ------------- ----------------
Total Liabilities                                                                       18,161,138       18,746,162
                                                                                       ------------- ----------------
Minority interest in consolidated subsidiaries                                          1,247,418        0
                                                                                       ------------- ----------------
STOCKHOLDERS' EQUITY
   Senior convertible  preferred stock, $0.001 par value,  authorized 10,000,000 shares; Series A, 100; Series C 925 and 2,303; Series D 0 and 550; Series E
     750 and 1,100; Series F 2,000 and 3,000;  Series G 200 and 4,900; Series H
     1,035 and 1,300 and; Series I 975 and 1,300 issued and outstanding at
     December 31, 2006 and 2005, respectively                                           5                15
   Common stock, $0.001 par value, 300,000,000 shares authorized; 174,165,284 and
     108,737,365 issued and outstanding at December 31, 2006 and 2005, respectively     174,165          108,737
   Deferred compensation                                                                (265,758)        (629,145)
   Additional paid-in capital                                                           45,840,098       40,482,944
   Accumulated comprehensive income (loss)                                              779,735          51,627
   Accumulated deficit                                                                  (1,360,657)      (7,248,151)
                                                                                       ------------- ----------------
          Total stockholders' equity                                                    45,167,589       32,766,027
                                                                                       ------------- ----------------
Total Liabilities and  Stockholders' Equity                                             $64,576,145      $51,512,189
                                                                                       ============= ================


                           NewMarket Technology, Inc.
                      Consolidated Statements of Operations
                            Years Ended December 31,

                                                                            2006             2005            2004
                                                                       ---------------  ---------------- ---------------
   REVENUES
      Services revenue                                                 $67,847,261      $39,148,965      $14,575,415
      Contract revenues                                                3,847,945        3,063,681        3,237,743
      Product revenues                                                 5,940,416        7,925,048        7,163,976
                                                                       ---------------  ---------------- ---------------
                Total revenues                                         77,635,622       50,137,694       24,977,134
   COST OF SALES
       Services COS                                                    48,262,075       23,882,781       6,149,952
       Contract COS                                                    2,698,207        1,657,292        2,114,694
       Product COS                                                     4,792,157        6,047,487        5,188,712
                                                                       ---------------  ---------------- ---------------
               Total Cost of sales                                     53,680,897       31,587,560       13,453,358
                                                                       ---------------  ---------------- ---------------
             Gross Margin                                              21,883,183       18,550,134       11,523,776
   OPERATING EXPENSES:
      Employee compensation                                            10,305,045       10,105,543       5,995,152
      General and administrative expenses                              5,138,833        4,026,123        3,335,294
      Selling and marketing                                            1,191,463        616,383          925,680
      Research & Development                                           0                110,844          63,251
      Depreciation and amortization                                    786,173          621,775          588,087
      Bad debt expense                                                 0                0                157,363
      Warranty reserve                                                 0                0                28,109
      Inventory reserve                                                0                0                253,587
                                                                       ---------------  ---------------- ---------------
             Total expenses                                            17,421,514       15,480,668       11,346,523
                                                                       ---------------  ---------------- ---------------
   Income (Loss) from operations                                       4,461,669        3,069,466        177,253
                                                                       ---------------  ---------------- ---------------
   OTHER INCOME (EXPENSE):
      Interest income                                                  1,023,967        449,538          169,335
      Interest expense                                                 (503,714)        (449,227)        (155,487)
      Foreign currency transaction gain (loss)                         13,298           3,662            (9,081)
      Inflation effects                                                (318,539)        (12,873)         46,331
      Bad debt expense recoupment                                      0                574,712          0
      Gain on debt forgiveness                                         0                203,872          0
      Gain on sale of subsidiary                                       625,816          0                0
      Gain on capital contribution for subsidiary                      1,300,000        0                0
      Lawsuit settlement expense                                       (92,124)         (818,372)        0
      Other expense                                                    (365,810)        (174,506)        0
      Other income                                                     98,826           119,259          14,188
                                                                       ---------------  ---------------- ---------------
             Total other income (expense)                              1,781,720        (103,935)        65,286
                                                                       ---------------  ---------------- ---------------
   Net income before income tax (credit) and minority interest         6,243,389        2,965,531        242,539
      Foreign income tax (credit)                                      55,886           56,582           (21,734)
      Minority interest in consolidated subsidiary income (loss)       (300,010)        0                (66,761)
                                                                       ---------------  ---------------- ---------------
   Net income                                                          5,887,493        2,908,949        154,044
   Other comprehensive income (loss)
      Foreign currency translation gain (loss)                         728,108          (209,873)        261,500
                                                                       ---------------  ---------------- ---------------
   Comprehensive income                                                $6,615,601       $2,699,076       $415,544
                                                                       ===============  ================ ===============
   Income per weighted average common share - basic                    $         0.04   $        0.03    $      0.01
                                                                       ===============  ================ ===============
   Income per weighted average common share - fully diluted            $         0.03   $        0.02    $      0.01
                                                                       ===============  ================ ===============
   Number of wtd average common shares outstanding - basic             158,604,670      95,814,972       64,218,004
                                                                       ===============  ================ ===============
   Number of wtd average common shares outstanding -  fully diluted    215,034,964      182,759,172      108,323,004
                                                                       ===============  ================ ===============


                           NewMarket Technology, Inc.
                 Consolidated Statements of Stockholders' Equity

                                                        Par Value                             Accum                  Total
                                     Number of Shares    of Stock     Additional               Comp                Stockholders'
                                   -------------------- ------------   Paid-In    Deferred    Income   Accumulated   Equity
                                     Pfd      Common    Pfd  Common    Capital      Comp      (Loss)     Deficit
                                   ------- ------------ --- -------- ----------- ----------- --------- ------------ -----------
BEGINNING  BALANCE,
 December 31, 2003                 3,903   50,934,786   4   50,935   15,202,578  0           0         (10,327,859) 5,137,826
Conversion of Series B pref. stock (503)   1,075,257    (1) 1,075    (1,074)     0           0         0            0
Conversion of debt to common stock 0       25,087,115   0   25,087   4,303,756   0           0         0            4,328,843
Issuance of common stock
 for services                      0       2,668,845    0   2,669    796,621     (714,500)   0         0            84,790
Issuance of common stock
 for acquisition                   0       2,000,000    0   2,000    977,000     0           0         0            979,000
Issuance of Series D pref. stock   550     0            1   0        364,999     0           0         0            365,000
Issuance of Series E pref. stock   2,000   0            2   0        1,999,998   0           0         0            2,000,000
Issuance of Series F pref. stock   3,000   0            3   0        2,999,997   0           0         0            3,000,000
Amortization of deferred
 compensation                      0       0            0   0        0           607,222     0         0            607,222
Other comprehensive income (loss)  0       0            0   0        0           0           261,500   0            261,500
Net income                         0       0            0   0        0           0           0         170,759      170,759
                                   ------- ------------ --- -------- ----------- ----------- --------- ------------ -----------
BALANCE, December 30, 2004         8,950   81,766,003   9   81,766   26,643,875  (107,278)   261,500   (10,157,100) 16,722,772
Conversion of Series C pref. stock (997)   1,673,300    (1) 1,673    (1,672)     0           0         0            0
Conversion of Series E pref. stock (900)   2,373,757    (1) 2,374    (2,373)     0           0         0            0
Conversion of debt to Series G
 pref stock                        4,900   0            5   0        4,899,995   0           0         0            4,900,000
Issuance of Series H pref stock    1,300   0            1   0        1,299,999   0           0         0            1,300,000
Issuance of Series I pref stock    1,400   0            2   0        1,399,998   0           0         0            1,400,000
Issuance of common stock for
 loan penalty                      0       100,000      0   100      62,400      0           0         0            62,500
Conversion of debt to common stock 0       18,572,309   0   18,572   4,311,208   0           0         0            4,329,780
Issuance of common stock
 for services                      0       3,700,000    0   3,700    1,370,075   (1,050,075) 0         0            323,700
Issuance of common stock -
 settle lawsuit                    0       551,996      0   552      499,438     0           0         0            499,990
Amortization of deferred
 compensation                      0       0            0   0        0           528,208     0         0            528,208
Other comprehensive income (loss)  0       0            0   0        0           0           (209,872) 0            (209,872)
Net income                         0       0            0   0        0           0           0         2,908,949    2,908,949
                                   ------- ------------ --- -------- ----------- ----------- --------- ------------ -----------
BALANCE, December 31, 2005         14,653  108,737,365  15  108,737  40,482,943  (629,145)   51,628    (7,248,151)  32,766,027
Conversion of preferred stock      (9,168) 29,589,555   (9) 29,590   (29,581)    0           0         0            0
Common Stock issued for
 debt service                      0       34,010,321   0   34,010   4,692,447   0           0         0            4,726,457
Issuance of common stock
 for services                      0       1,828,043    0   1,828    694,289     (661,450)   0         0            34,667
Amortization of deferred
 compensation                      0       0            0   0        0           1,024,837   0         0            1,024,837
Other comprehensive
 income (loss)                     0       0            0   0        0           0           728,108   0            728,108
Net income                         0       0            0   0        0           0           0         5,887,494    5,887,494
                                   ------- ------------ --- -------- ----------- ----------- --------- ------------ -----------
ENDING BALANCE, December 31, 2006  5,485   174,165,284  $6  $174,165 $45,840,098 $(265,758)  $779,736  $(1,360,657) $45,167,590
                                   ======= ============ === ======== =========== =========== ========= ============ ===========

                           NewMarket Technology, Inc.
                      Consolidated Statements of Cash Flows
                            Years Ended December 31,
  CASH FLOWS FROM OPERATING ACTIVITIES:                                 2006          2005            2004
                                                                  --------------- -------------  ---------------
  Net income                                                      $5,887,494      $2,908,949     $154,044
  Adjustments to reconcile net income to net cash used by
   operating activities:
      Minority interest in consolidated subsidiary income (loss)  (300,010)       0              66,761
      Gain on sale of subsidiaries                                (625,816)       0              0
      Gain on capital contribution for subsidiaries               (1,300,000)     0              0
     Bad debt, warranty and inventory reserves                    1,071           (375,953)      439,059
     Stock issued for services                                    1,037,837       851,908        692,012
     Depreciation and amortization                                786,173         621,775        588,087
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                   2,829,931       (10,070,604)   (2,711,737)
     (Increase) decrease in inventory                             370,326         208,651        181,004
     (Increase) decrease in prepaid expenses and deposits         (339,227)       (196,420)      (40,869)
     Increase (decrease) in accounts payable - trade              (3,721,042)     6,491,064      217,141
     Increase (decrease) in accounts payable - related parties    (634,596)       (59,742)       205,591
     Increase (decrease) in customer deposits                     131,763         146,821        548,575
     Increase (decrease) in deferred revenue                      (252,348)       252,348        112,525
     Increase (decrease) in accrued expenses                      (1,103,815)     620,188        192,384
     Increase (decrease) in payables to affiliates                (6)             57,794         (137,734)
     Increase (decrease) in income taxes payable                  (88,937)        31,025         (238,645)
                                                                  --------------- -------------  ---------------

  Net cash provided by operating activities                       2,678,797       1,487,804      268,198
                                                                  --------------- -------------  ---------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Notes receivable advances                                    0               (1,215,000)    0
     Investment in unconsolidated affiliates                      0               (1,283,512)    (1,283,512)
     Acquisition of intangible asset                              (287,097)       (56,000)       (478,185)
     Purchase of property and equipment                           (315,942)       0              (90,133)
                                                                  --------------- -------------  ---------------

  Net cash used by investing activities                           (603,039)       (2,554,512)    (1,851,830)
                                                                  --------------- -------------  ---------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on capital leases                                   0               0              (20,926)
     Advances on notes payable                                    800,000         2,177,156      2,304,613
     Payments on notes payable                                    (3,546,140)     (732,348)      (317,630)
     Advances on short term line of credit                        0               495,171        0
     Payments on short term line of credit                        0               (45,815)       (286,287)
     Cash purchased in acquisitions                               0               0              795,512
                                                                  --------------- -------------  ---------------

  Net cash provided by financing activities                       (2,746,140)     1,894,164      2,475,282
                                                                  --------------- -------------  ---------------

  Effect of exchange rates on cash                                858,032         (276,838)      32,170
                                                                  --------------- -------------  ---------------

  Net increase (decrease) in cash and equivalents                 187,650         550,618        923,820
                                                                  --------------- -------------  ---------------

  CASH, beginning of period                                       3,106,521       2,555,903      1,632,083

  CASH, end of period                                             $3,294,171      $3,106,521     $2,555,903
                                                                  =============== =============  ===============

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid in cash                                        $503,714        $449,227       $155,487
                                                                  =============== =============  ===============

  Non-Cash Financing Activities:
     Common stock issued to settle debt                           $4,726,457      $4,329,780     $4,328,843
                                                                  =============== =============  ===============
     Common stock issued for acquisition of affiliate             $0              $0             $979,000
                                                                  =============== =============  ===============
     Preferred stock issued for acquisition of
      consolidated subsidiaries                                   $0              $2,700,000     $5,365,000
                                                                  =============== =============  ===============
     Issuance of promissory note and preferred stock to
      acquire subsidiaries                                        $0              $0             $5,365,000
                                                                  =============== =============  ===============
     Preferred stock issued to settle debt                        $0              $4,900,000     $0
                                                                  =============== =============  ===============


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

          During the year ended December 31, 2006, the Company issued 29,589,555 shares of common stock to convert 1,378 shares of Series C, 550 shares of Series D, 950 shares of Series E, 1,000 shares of Series F, 4,700 shares of Series G, 265 shares of Series H and 325 shares of Series Ipreferred stock. During 2006, the Company issued 1,828,043 shares of common stock for services to nine parties. Seven agreements are prospective for 1 year and two were for services previously rendered. These shares were valued at $682,300, or $0.37 per share. During 2006, the Company issued 34,010,321 shares of common stock to service approximately $4.7 million of convertible debt and accrued interest.

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

(4) Convertible debt

          For  the  year  ended   December  31,  2006,   the  Company   serviced
          approximately $4.7 million of convertible debt and accrued interest by issuing 34,010,321 shares of restricted common stock


                           NewMarket Technology, Inc.
                   Notes to Consolidated Financial Statements

(5) Earnings per share

         Following is the disclosure required by SFAS 128.

         For the year ended December 31, 2006
                                                           Income                   Shares              Per-Share
                                                         (Numerator)             (Denominator)            Amount
                                                    ---------------------   -----------------------  ------------------
          Basic EPS:
          Income available to common stockholders             $6,243,389               158,604,032             $0.04
          Effect of Dilutive Securities:
          Convertible preferred stock                                  0                16,430,294
          Convertible debt                                             0                40,000,000
                                                    ---------------------   -----------------------
          Diluted EPS:
          Income available to common stockholders
           + assumed conversions                              $6,243,389               215,034,326             $0.03
                                                    =====================   =======================  ==================


         For the year ended December 31, 2005
                                                           Income                   Shares              Per-Share
                                                         (Numerator)             (Denominator)            Amount
                                                    ---------------------   -----------------------  ------------------
          Basic EPS:
          Income available to common stockholders             $2,908,949                95,814,972             $0.03
          Effect of Dilutive Securities:
          Convertible preferred stock                                  0                46,944,200
          Convertible debt                                             0                40,000,000
                                                    ---------------------   -----------------------
          Diluted EPS:
          Income available to common stockholders
           + assumed conversions                                $154,044               182,759,172             $0.02
                                                    =====================   =======================    ==============

         For the year ended December 31, 2004
                                                           Income                   Shares              Per-Share
                                                         (Numerator)             (Denominator)            Amount
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

(8) Selected quarterly financial data (unaudited)

         (All numbers are in thousands, except per share data)

                               First       Second       Third        Fourth
                              Quarter      Quarter     Quarter       Quarter
                         ------------------------------------------------------

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

         In the first quarter of 2007, the Company issued 3,530,706 shares of common stock to convert 214 shares of Series E, 300 shares of Series F, 200 shares of Series G and 434 shares of Series I preferred stock. In the first quarter of 2007, the Company issued 1,200,000 shares of common stock for services to one party. This agreement is prospective for 1 year. In the first quarter of 2007, the Company serviced convertible debt and accrued interest by issuing 8,500,000 shares of restricted common stock.