Form 10-Q
period 2007-03-31
NewMarket Technology Inc
filed 2007-05-22
CIK 1092083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark-One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2007.

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

    Large Accelerated Filer    Accelerated Filer    Non-Accelerated Filer X
                           ---                  ---                      ---

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

                                 Yes     No X
                                    ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 18, 2007, the registrant had 193,584,278 shares of common stock outstanding.

                                      INDEX
                           NEWMARKET TECHNOLOGY, INC.


PART I.           FINANCIAL INFORMATION

Item 1.                    Financial Statements (Unaudited)

                           Condensed  Consolidated  Balance  Sheets--  March 31, 2007 and December 31, 2006.

                           Condensed  Consolidated  Statements  of  Operations--
                           Three Months Ended March 31, 2007 and 2006.

                           Condensed  Consolidated  Statements  of Cash  Flows--
                           Three Months Ended March 31, 2007 and 2006.

                           Notes to Condensed Consolidated Financial Statements-- March 31, 2007.

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

Item 3.                    Defaults Upon Senior Securities

Item 4.                    Submission of Matters to a Vote of Security Holders

Item 5.                    Other Information.

Item 6.                    Exhibits and Reports on Form 8-K.

SIGNATURES

CERTIFICATIONS


ITEM 1.  FINANCIAL STATEMENTS

                           NewMarket Technology, Inc.
                           Consolidated Balance Sheet


                      ASSETS                                                         March 31, 2007      December 31, 2006
                                                                                    -----------------    -----------------
CURRENT ASSETS                                                                         (Unaudited)

   Cash                                                                             $       2,691,595    $       3,294,171
   Accounts receivable, net of allowance of $29,198 and $86,032                            14,339,929           12,600,351
   Inventory, at cost                                                                       1,399,090              900,899
   Prepaid expenses, deposits and other current assets                                      1,332,031            1,468,078
                                                                                    -----------------    -----------------
          Total current assets                                                             19,762,646           18,263,499
                                                                                    -----------------    -----------------
PROPERTY AND EQUIPMENT
   Computer and office equipment                                                            2,977,107            2,906,680
   Less: Accumulated depreciation                                                          (1,736,493)          (1,658,373)
                                                                                    -----------------    -----------------
          Total property and equipment                                                      1,240,614            1,248,307
                                                                                    -----------------    -----------------
OTHER ASSETS
   Notes receivable including accrued interest                                              6,056,249            5,856,839
   Investment in unconsolidated affiliates                                                  8,826,400            8,826,400
   Investment in restricted securities                                                        875,000              875,000
   Goodwill                                                                                26,250,473           26,250,473
   Software code, net of accumulated amortization                                           3,112,467            3,182,746
   Intangible property, net                                                                    79,361               72,881
                                                                                    -----------------    -----------------
          Total other assets                                                               45,199,950           45,064,339
                                                                                    -----------------    -----------------
Total Assets                                                                        $      66,203,210    $      64,576,145
                                                                                    =================    =================
                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable
      Trade                                                                         $       2,674,136    $       3,369,039
      Related parties                                                                           7,918                7,830
   Accrued expenses
      Trade                                                                                 2,490,662            1,955,412
      Income and sales tax payable                                                             16,757               25,348
   Customer deposits                                                                            6,590              224,057
   Current portion of long-term debt                                                                0              285,868
   Short-term debt                                                                          2,786,880            2,377,722
                                                                                    -----------------    -----------------
          Total current liabilities                                                         7,982,943            8,245,276
                                                                                    -----------------    -----------------
LONG-TERM LIABILITIES
   Deferred income tax liability                                                               34,712                3,910
   Notes payable                                                                            9,007,907            9,911,952
                                                                                    -----------------    -----------------
          Total long-term liabilities                                                       9,042,619            9,915,862
                                                                                    -----------------    -----------------
Total Liabilities                                                                          17,025,562           18,161,138
                                                                                    -----------------    -----------------
Minority interest in consolidated subsidiaries                                                711,231            1,247,418
                                                                                    -----------------    -----------------
STOCKHOLDERS' EQUITY
   Senior convertible  preferred stock, $0.001 par value,  authorized 10,000,000 shares;  Series A, 100;  Series B 0; Series C 925; Series D 0; Series E 536
     and 750;  Series F 1,700 and 2,000;  Series G 0 and  200;Series H 1,035 and
     Series I 541and 975 issued
     and outstanding shares at March 31, 2007 and December 31, 2006, respectively                   4                    5
   Common stock, $0.001 par value, authorized 300,000,000 shares; 187,395,990 and
     174,165,284 issued and outstanding shares at March 31, 2007 and
     December 31, 2006, respectively                                                          187,396              174,165
   Deferred compensation                                                                     (504,183)            (265,758)
   Additional paid-in capital                                                              48,216,869           45,840,098
   Accumulated comprehensive income (loss)                                                  1,327,991              779,735
   Accumulated deficit                                                                       (761,660)          (1,360,657)
                                                                                    -----------------    -----------------
          Total stockholders' equity                                                       48,466,417           45,167,589
                                                                                    -----------------    -----------------

Total Liabilities and  Stockholders' Equity                                         $      66,203,210    $      64,576,145
                                                                                    =================    =================


                           NewMarket Technology, Inc.
                      Consolidated Statements of Operations
                          Three Months Ended March 31,
                                   (Unaudited)


                                                                            2007             2006
                                                                        -------------    -------------
REVENUES
   Services revenue                                                     $  16,252,858    $  15,625,655
   Contract revenues                                                          626,587          485,302
   Product revenues                                                         1,254,492        1,219,203
                                                                        -------------    -------------
             Total revenues                                                18,133,937       17,330,160
COST OF SALES
   Services COS                                                            13,010,132       10,960,794
   Contract COS                                                               503,512          277,278
   Product COS                                                              1,014,529          965,143
                                                                        -------------    -------------
             Total Cost of sales                                           14,528,173       12,203,215
                                                                        -------------    -------------
          Gross Margin                                                      3,605,764        5,126,945
OPERATING EXPENSES:
   General and administrative expenses                                      2,801,143        4,154,203
   Depreciation and amortization                                              228,062          153,899
   Bad debt expense                                                            17,222                0
          Total expenses                                                    3,046,427        4,308,102
                                                                        -------------    -------------
Income (Loss) from operations                                                 559,337          818,843
                                                                        -------------    -------------
OTHER INCOME (EXPENSE):
   Interest income                                                            153,308          219,763
   Interest expense                                                          (147,795)         (54,303)
   Foreign currency transaction gain (loss)                                    (2,214)          11,199
   Inflation effects                                                                0         (347,050)
   Lawsuit settlement expense                                                 (50,452)         (92,124)
   Other expense                                                              (96,329)        (119,752)
   Other income                                                               182,432           69,308
                                                                        -------------    -------------
          Total other income (expense)                                         38,950         (312,959)
                                                                        -------------    -------------
Net income before income tax (credit) and minority interest                   598,287          505,884
   Foreign income tax (credit)                                                  5,905           71,586
   Minority interest in consolidated subsidiary income (loss)                   6,615                0
                                                                        -------------    -------------
Net income                                                                    598,997          434,298
Other comprehensive income
   Foreign currency translation gain                                          548,256          143,089
                                                                        -------------    -------------
Comprehensive income                                                    $   1,147,253    $     577,387
                                                                        =============    =============
Income per weighted average common share - basic                        $        0.01    $        0.01
                                                                        =============    =============
Income per weighted average common share - fully diluted                $        0.01    $        0.01
                                                                        =============    =============
Number of weighted average common shares outstanding - basic              187,395,990      128,078,058
                                                                        =============    =============
Number of weighted average common shares outstanding -  fully diluted     219,238,490      180,522,776
                                                                        =============    =============


                           NewMarket Technology, Inc.
                      Consolidated Statements of Cash Flows
                          Three Months Ended March 31,
                                   (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:                                              2007           2006
                                                                                -----------    -----------
Net income                                                                      $   598,997    $   434,297
Adjustments to reconcile net income to net cash used by operating activities:
   Bad debt expense and inventory reserve                                            53,722              0
   Stock issued for services and amortization of deferred compensation              211,575        291,706
   Depreciation and amortization                                                    228,062        153,899
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                    (1,762,123)     2,888,284
   (Increase) decrease in inventory                                                (523,960)        24,137
   (Increase) decrease in prepaid expenses and deposits                            (402,828)       407,615
   Increase (decrease) in accounts payable - trade                               (1,123,310)    (4,320,696)
   Increase (decrease) in accounts payable - related parties                              0         34,865
   Increase (decrease) in customer deposits                                         116,670        (17,025)
   Increase (decrease) in deferred revenue                                                0              0
   Increase (decrease) in accrued expenses                                        1,922,274        176,087
   Increase (decrease) in payables to affiliates                                    208,933              0
   Increase (decrease) in income taxes payable                                       17,649          1,996
                                                                                -----------    -----------
Net cash provided by operating activities                                          (45,661)         75,165
                                                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Notes receivable advances                                                              0              0
   Increase in accrued interest receivable                                         (125,000)      (200,000)
   Investment in intangible assets                                                   (9,626)      (279,175)
   Proceeds from sale of property and equipment                                           0         70,872
   Purchase of property and equipment                                               (23,603)       (43,136)
                                                                                -----------    -----------
Net cash used by investing activities                                              (158,229)      (451,439)
                                                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances on notes payable                                                              0         52,198
   Payments on notes payable                                                              0        (72,196)
   Advances on short term line of credit                                                  0              0
   Payments on short term line of credit                                                  0              0
   Cash purchased in acquisitions                                                         0              0
                                                                                -----------    -----------
Net cash provided by financing activities                                                 0        (19,998)
                                                                                -----------    -----------
Effect of exchange rates on cash                                                    (49,008)
                                                                                -----------    -----------
Net increase (decrease) in cash and equivalents                                    (602,576)      (396,272)
                                                                                -----------    -----------
CASH, beginning of period                                                         3,294,171      3,363,927
CASH, end of period                                                             $ 2,691,595    $ 2,967,655
                                                                                ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid in cash                                                        $   147,797    $   449,227
                                                                                ===========    ===========
Non-Cash Financing Activities:
   Common stock issued to settle debt                                           $ 1,940,000    $ 2,588,000
                                                                                ===========    ===========
   Common stock issued for conversion of preferred stock                        $     3,531    $     7,941
                                                                                ===========    ===========


                           NEWMARKET TECHNOLOGY, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation


         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information. The consolidated balance sheet at December 31, 2006 has been derived from the audited balance sheet at that date; however, the accompanying financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. NewMarket Technology, Inc. and its subsidiaries ( "NewMarket") believes that the quarterly information presented includes all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States. The accompanying condensed consolidated financial statements and notes should be read in conjunction with NewMarket's Form 10-K for the year ended December 31, 2006.

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

         Under the equity method, the Company reports:

          o Its interest in the entity as an investment on its balance sheets, and
          o Its percentage share of earnings or losses on its statement of operations


         At March 31, 2007, the Company did not record any income or loss , nor adjust its investment account, by the net income or loss of the affiliates, as the actual equity percentage paid for was the investments was less than 10%, with a concurrent de minimus net income/loss related thereto.


         c) Net income per share

         Basic net income per weighted average common share is computed by dividing the net income(loss) by the weighted average number of common shares outstanding during the period. Fully diluted includes all common shares that would be required to be issued of various convertible instruments at their stated conversion rates using the March 31, 2007, market price of the underlying common stock.

         d) Stock compensation for services rendered

         The Company issues shares of common stock in exchange for services rendered. The costs of the services are valued according to accounting principles generally accepted in the United States and are been charged to operations as earned.

         e) Property and equipment

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

         f) Intangibles

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

         g) Revenue recognition

         As a result of the multiple acquisitions from 2003 through 2006, the Company now has three distinct revenue streams: (1) Services, principally programming services. This revenue is recognized as services are provided and billed to the customers. (2) Contract, which is principally an ongoing service revenue stream, such as training contracts, technical support contracts., etc. This form of revenue is recognized monthly as earned and billed, and (3), Product sales, which is the sale of hardware and software, generally installed. Sometimes the hardware and/or software are customized under the terms of the purchase contract. This revenue is recognized as the products are delivered and the customer accepts said products. These revenue streams accounted for 90%, 3% and 7% of revenue, respectively, for the three months ended March 31, 2007. Any portions of such contracts which may include installation, training, conversion, etc. are recognized when such services have been completed. Any ongoing support, training, etc., is separately structured and is accounted for in contract revenue and in accordance with the contracts.

         h) Concentrations of risks - Geographic

         As a result of the various acquisitions in 2003 through 2006, the Company now has offices, employees and customers in a variety of foreign countries. Its four foreign based subsidiaries are located in Singapore; Caracas, Venezuela; Ningbo, Peoples Republic of China and Sao Paulo, Brazil. DCI, now a subsidiary of DFTS, also based in Dallas, serves customers located in Western Europe, as well as within the United States. RKM, based in Caracas, Venezuela, serving Latin America, represents approximately 6% of the Company's total revenue and 1.5% of total assets; Infotel, based in Singapore, and serving Asia, represents approximately 3% of the Company's total revenue and 12% of total assets; NewMarket China, based in Shanghai, China, serving Asia, represents approximately 39% of the Company's total revenue and 10% of total assets and UniOne, based in Sao Paulo, Brazil, serving Latin America, represents approximately 22% of the Company's total revenue and 6% of total assets.

         i) Investment in unconsolidated affiliates/subsidiaries

         The Company's investment in affiliates at March 31, 2007, is composed of a 20% equity position in Red Moon Broadband, Inc., a 20% equity position in TekVoice Communications, Inc., and a 49% interest in Defense Technology Systems, Inc. These equity positions do not represent a controlling holding in these companies.

         The Company accounts for its investment in affiliates, defined as those whereby the Company owns less than 51% of the issued and outstanding common stock of the affiliate and the Company does not exercise control over the operations of the affiliate, by the equity method of accounting. At March 31, 2007, the Company did not record any income or loss , nor adjust its investment account, by the net income or loss of the affiliates, as the actual equity percentage paid for was the investments was less than 10%, with a concurrent de minimus net income/loss related thereto.

         j) Interim financial information

         The financial statements for the three months ended March 31, 2007and 2006 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

(3) Stockholders' Equity

         The Company has authorized 300,000,000 shares of $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 187,395,990 shares of common stock issued and outstanding at March 31, 2007. The Company had 100 shares of Series A preferred stock, 0 shares of Series B preferred stock, 925 shares of Series C preferred stock, 0 shares of Series D preferred stock, 536 shares of Series E preferred stock, 1,700 shares of Series F preferred stock, 0 shares of Series G preferred stock, 1,035 shares of Series H preferred stock and 541 shares of Series I preferred stock issued and outstanding, respectively, at March 31, 2007.

         During the first quarter 2007, the Company issued 3,530,706 shares of common stock to convert 213.88 shares of Series E preferred stock, 300 shares of Series F, 200 shares of Series G preferred stock, and 434 shares of Series I preferred stock. During first quarter 2007, the Company issued 1,200,000 shares of common stock for investor relation services to one party. These shares were valued at $450,000 or $0.375 per share. During first quarter 2007, the Company issued 8,500,000 shares of common stock for the servicing of convertible debt and accrued interest.

         At  March  31,  2007,  the  shares  of  preferred   stock   represented
         approximately 11,842,500 shares of common stock, had they been elected to be converted on March 31, 2007.

(4) Income Taxes

         Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $6,400,000 which expire beginning December 31, 2117. There may be certain limitations on the Company's ability to utilize the loss carry-forwards in the event of a change of control, should that occur. In addition, the Company amortizes goodwill for income tax purposes, but not for reporting purposes. The amount recorded as a deferred tax asset, cumulative as of March 31, 2007, is $2,725,000, which represents the amount of tax benefits of the loss carry-forwards and goodwill amortization. The Company has established a valuation allowance for this deferred tax asset of $2,725,000, as the Company has no long-term history of profitable operations, in substantive amount necessary to utilize this asset. The significant components of the net deferred tax asset as of March 31, 2007 are:

                   Net operating losses            $2,725,000
                   Goodwill amortization           1,400,000
                                                   -----------
                   Valuation allowance             (4,125,000)
                                                   -----------
                   Net deferred tax asset          $0
                                                   ===========

(5)   Capital Stock Transactions

         Following is a schedule of changes in shareholder's equity for the three months ended March 31, 2007:


                                                            Par Value                            Accum                     Total
                                         Number of Shares   of Stock    Additional               Comp                  Stockholders'
                                       ------------------- -----------   Paid-In     Deferred    Income    Accumulated    Equity
                                         Pfd     Common    Pfd  Common   Capital      Comp       (Loss)     Deficit     (Deficiency)
                                       ------- ----------- --- -------- ----------- ---------- ---------- ------------ -------------
BALANCE, December 31, 2006             5,485   174,165,284 6   174,165  45,840,098  (265,758)  779,736    (1,360,657) 45,167,590
Conversion of preferred stock          (1,148) 3,530,706   (2) 3,531    (3,529)     0          0          0           0
Common stock issued for debt service   0       8,500,000   0   8,500    1,931,500   0          0          0           1,940,000
Common stock issued for services       0       1,200,000   0   1,200    448,800     (450,000)  0          0           0
Amortization of deferred compensation  0       0           0   0        0           211,575    0          0           211,575
Other comprehensive income (loss)      0       0           0   0        0           0          548,256    0           548,256
Net income                             0       0           0   0        0           0          0          598,997     598,997
                                       ------- ----------- --- -------- ----------- ---------- ---------- ----------- --------------
ENDING BALANCE, March 31, 2007
(Unaudited)                            4,337   187,395,990 $4  $187,396 $48,216,869 $(504,183) $1,327,992 $(761,660)  $48,466,418
                                       ======= =========== === ======== =========== ========== ========== =========== ==============





(6) Convertible debt

         For the three month period ended March 31, 2007, the Company issued 8,500,000 shares of restricted common stock to service convertible debt and accrued interest.

(7) Earnings per share

         Following is the disclosure required by SFAS 128.


         For the Quarter Ended March 31, 2007
                                                      Income (Numerator)    Shares (Denominator)     Per-Share Amount
                                                     --------------------   --------------------   --------------------

         Basic EPS:
         Income available to common stockholders     $            598,997            187,395,990   $               0.01
         Effect of Dilutive Securities:
         Convertible preferred stock                                    0             11,842,500
         Convertible debt                                               0             20,000,000
                                                     --------------------   --------------------
         Diluted EPS:
         Income available to common stockholders +
         assumed conversions                         $            598,997            219,238,490   $               0.01
                                                     ====================   ====================   ====================


         For the Quarter Ended March 31, 2006
                                                      Income (Numerator)    Shares (Denominator)     Per-Share Amount
                                                     --------------------   --------------------   --------------------
         Basic EPS:
         Income available to common stockholders     $            434,298            128,078,058   $               0.01
         Effect of Dilutive Securities:
         Convertible preferred stock                                    0             32,444,718
         Convertible debt                                               0             20,000,000
                                                     --------------------   --------------------
         Diluted EPS:
         Income available to common stockholders +
         assumed conversions                         $            434,298            180,522,776   $               0.01
                                                     ====================   ====================   ====================



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

(10) Recent Accounting Pronouncements

         In June of 2006, the FASB issued Financial Interpretation ("FIN") 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, "Accounting for Income Taxes". The interpretation was effective for fiscal years beginning after December 15, 2006. The adoption of this new standard did not have a material impact on our financial position, results of operations or cash flows.

         On September 15, 2006, the FASB issued SFAS Statement No. 157, "Fair Value Measurements" ("SFAS 157"). This statement provides enhanced guidance for using fair value to measure assets and liabilities. This statement also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value in any new circumstances. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

         In February of 2007, the FASB issued SFAS Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our financial results.

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

Forward-looking   statements   can   generally  be  identified  by  the  use  of
forward-looking terminology, such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," or "anticipates" or the negative of these terms or other comparable terminology, or by discussions of strategy, plans or intentions. Statements contained in this report that are not historical facts are forward-looking statements. Without limiting the generality of the preceding statement, all statements in this report concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are necessarily estimates reflecting our best judgment based upon current information and involve a number of risks and uncertainties. Other factors may affect the accuracy of these forward-looking statements, and our actual results may differ materially from the results anticipated in these forward-looking statements. While it is impossible to identify all relevant factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described in "Management Discussion and Analysis or Plan of Operation" as well as changes in the regulation of the IP telephony industry at either or both of the federal and state levels, competitive pressures in the IP telephony industry and our response to these factors, and general conditions in the economy and capital markets. For a more complete discussion of these and other risks, uncertainties and assumptions that may affect us, see the company's annual report on Form 10-K for the fiscal year ended December 31, 2006.


Critical accounting policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-K fiscal year 2006. There have been no material changes to our critical accounting policies as of March 31, 2007.


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

The combination of multiple companies creates an inherent economy of scale opportunity. While the company is currently concentrating on three market sectors, it is building only one support service organization. Installation, integration, ongoing development, maintenance and customer service support are all folding under one organization to support all three markets. NewMarket has already begun to substantially reorganize its current support service operations to optimize the inherent economy of scale opportunity.

Part of the Company's growth strategy includes expansion into high-growth developing economic regions. These developing economic regions provide both an environment for accelerated growth as well as a parallel platform for acquiring early stage subsidiary technology companies and developing them into mainstream technology service and product companies. NewMarket has entered into a strategic partnership with GaozhiSoft in Shanghai, China. The two companies have already combined resources to win initial sales contracts.

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

Results of Operations

Net sales increased 5% from $ 17,330,160 for the quarter ended March 31, 2006 to $18,133,937 for the quarter ended March 31, 2007. This increase was primarily due to the implementation of the previously herein described new business model implemented in June 2002 and the corresponding herein described acquisitions starting with VTI in June 2002, in addition to the operations and growth from the acquired assets.

Cost of sales increased 19% from $12,203,215 for the quarter ended March 31, 2006 to $14,528,173 for the quarter ended March 31, 2007. This increase was primarily due to the corresponding increase in overall sales. Our cost of sales, as a percentage of sales was 70% and 80% for the quarters ended March 31, 2006 and 2007, respectively. Management plans to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows. Management intends to leverage increased purchasing volume to improve purchasing contracts and reduce the overall cost of sales. Management also intends to implement resource utilization strategies that can demonstrate notable savings when applied over higher volumes of production.

General and administrative expenses decreased 33% to $2,801,143 for the quarter ended March 31, 2007 from $4,154,203 for the quarter ended March 31, 2006. The decrease in general and administrative expenses was primarily due to management plans to reduce general and administrative expenses as a percentage of overall sales through the consolidation of redundant processes and resources inherited through acquisition activity.

Depreciation and amortization expense increased 48% from $153,899 for the quarter ended March 31, 2006 to $228,062 for the quarter ended March 31, 2007. The increase is primarily due to a decrease in fixed assets. Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

Net income increased 38% from $434,298 for the quarter ended March 31, 2006 to $598,997 for the quarter ended March 31, 2007. Net income represented 3.3% and 2.5% of net sales for the quarters ended March 31, 2007 and 2006, respectively. Comprehensive net income, which is adjusted to compensate for the risk associated with foreign profits and the potential conversion of foreign currency, increased 99% from $577,387 for the quarter ended March 31, 2006 to $1,147,253 for the quarter ended March 31, 2007. Comprehensive net income represented 6.3% and 3.3% of net sales for the quarters ended March 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

The Company's cash balance at March 31, 2007 decreased $602,576 from $3,294,171 as of December 31, 2006, to $2,691,595. The decrease was the result of a combination of cash used in investing activities totaling $158,229, and the effect of exchange rates on cash totaling $480,009, offset by cash provided by operating activities of $45,661. Operating activities for the quarter ended March 31, 2007 exclusive of changes in operating assets and liabilities provided $1,092,356, as well as an increase in accrued expenses and other liabilities of $2,265,526, offset by an increase in accounts receivable and a decrease in accounts payable of $3,312,221.

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


ITEM 4.  CONTROLS AND PROCEDURES


Under the direction of the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed is included on a timely basis in the reports filed with the Securities and Exchange Commission.

There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended March 31, 2007, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

In April 2005, the Company filed a lawsuit styled; NewMarket, Inc. v. Charles Morris & Associates, Inc., Daniel Scofield, and Opportunity Consulting, Inc. The Company filed this action against Charles Morris & Associates, Inc. and its proprietor, Daniel Scofield ("Scofield") arising out of Scofield's failure to perform his duties as Chief Operating Officer of NewMarket. There are no counterclaims. In March 2007, we reached a mutually agreeable settlement of this matter.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES


Set forth below is information regarding the issuance and sale of our securities without registration during the three month period ended March 31, 2007:

     o During first quarter 2007, the Company issued 8,500,000 shares of common stock to service convertible debt and accrued interest.

     o In February 2007, the Company issued 1,200,000 shares of common stock for investor relation services to one party. This agreement is prospective for 1 year. These shares were valued at $450,000 or $0.375 per share.

     o During first quarter 2007, the Company issued 3,530,706 shares of common stock to convert 213.88 shares of Series E preferred stock, 300 shares of Series F, 200 shares of Series G preferred stock, and 434 shares of Series I preferred stock, respectively.


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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits



EXHIBIT
   NO.                                                    DESCRIPTION OF EXHIBIT
-------                                                   ----------------------

10.1    Annual Report for the year ended December 31, 2006, as filed in Company's Form 10-K/A May 21, 2007, and incorporated herein by reference

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

* Filed Herewith


(b) Reports on Form 8-K

During the three-month period ended March 31, 2007, the Company filed the following Current Reports on Form 8-K:

         Current Report on Form 8-K filed on January 25, 2007, which included disclosure under Item 8 relating to the Company entering into a binding letter of intent with Paragon Financial Corporation ("Paragon") under which Company will sell its Latin American operations to Paragon in exchange for receiving ninety percent of the voting stock of Paragon, incorporated herein by reference.

         Current Report on Form 8-K filed on February 23, 2007, which included disclosure under Item 1 related to the Company entering into a Material Definitive Agreement to sell a 100% interest in UniOne Consulting, Ltda., a Brazilian limited liability company, to Paragon Financial Corporation ("Paragon"), under which the Company will receive preferred shares in Paragon equivalent to ninety percent of the voting rights in Paragon, incorporated herein by reference.

         Current Report on Form 8-K filed on March 13, 2007, which included disclosure under Item 1 related to the Company entering into a Material Definitive Agreement to acquire a 60% interest in Diamond I, Inc. for cash and the issuance of a promissory note, incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           NewMarket Technology, Inc.
                           --------------------------
                                  (Registrant)



Date: May 21, 2007                                By:  /s/ Philip M. Verges
                                                       -------------------------
                                                       Philip M. Verges
                                                       Chairman, Chief Executive
                                                       Officer and Director




Date: May 21, 2007                                By:  /s/ Philip J. Rauch
                                                       -------------------------
                                                       Philip J. Rauch
                                                       Chief Financial Officer