Form 10-Q/A
period 2007-03-31
NewMarket Technology Inc
filed 2007-05-25
CIK 1092083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A
                                 Amendment No. 1


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

Explanatory Note:

This Amendment No. 1 on Form 10-Q/A of NewMarket Technology, Inc. (the "Company"), which amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 which was filed with the Securities and Exchange Commission (the "SEC") on May 22, 2007, is being filed to correct an error on the Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements. In addition, the data and information in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" has been revised to reflect the impact of the correction to the Statement of Cash Flows. Except for the matters referenced in this Explanatory Note, this amendment does not modify or update the disclosures set forth in the Original Form 10-Q and no other changes have been made to the Original Form 10-Q.

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
                                                                        =============    =============

                           NewMarket Technology, Inc.
                      Consolidated Statements of Cash Flows
                          Three Months Ended March 31,
                                   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:                                              2007           2006
                                                                                -----------    -----------
Net income                                                                      $   598,997    $   434,297
Adjustments to reconcile net income to net cash used by operating activities:
   Bad debt expense and inventory reserve                                            53,722              0
   Stock issued for services and amortization of deferred compensation              211,575        291,706
   Depreciation and amortization                                                    228,062        153,899
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                    (1,762,123)     2,888,284
   (Increase) decrease in inventory                                                 (23,960)        24,137
   (Increase) decrease in prepaid expenses and deposits                            (402,828)       407,615
   Increase (decrease) in accounts payable - trade                               (1,123,310)    (4,320,696)
   Increase (decrease) in accounts payable - related parties                              0         34,865
   Increase (decrease) in customer deposits                                         116,670        (17,025)
   Increase (decrease) in deferred revenue                                                0              0
   Increase (decrease) in accrued expenses                                        1,922,274        176,087
   Increase (decrease) in payables to affiliates                                    208,933              0
   Increase (decrease) in income taxes payable                                       17,649          1,996
                                                                                -----------    -----------
Net cash provided by operating activities                                           45,661          75,165
                                                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Notes receivable advances                                                              0              0
   Increase in accrued interest receivable                                         (125,000)      (200,000)
   Investment in intangible assets                                                   (9,626)      (279,175)
   Proceeds from sale of property and equipment                                           0         70,872
   Purchase of property and equipment                                               (23,603)       (43,136)
                                                                                -----------    -----------
Net cash used by investing activities                                              (158,229)      (451,439)
                                                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances on notes payable                                                              0         52,198
   Payments on notes payable                                                              0        (72,196)
   Advances on short term line of credit                                            472,977              0
   Payments on short term line of credit                                            (58,380)             0
   Cash purchased in acquisitions                                                         0              0
                                                                                -----------    -----------
Net cash provided by financing activities                                           414,597        (19,998)
                                                                                -----------    -----------
Effect of exchange rates on cash                                                   (904,605)
                                                                                -----------    -----------
Net increase (decrease) in cash and equivalents                                    (602,576)      (396,272)
                                                                                -----------    -----------
CASH, beginning of period                                                         3,294,171      3,363,927
CASH, end of period                                                             $ 2,691,595    $ 2,967,655
                                                                                ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid in cash                                                        $   147,797    $   449,227
                                                                                ===========    ===========
Non-Cash Financing Activities:
   Common stock issued to settle debt                                           $ 1,940,000    $ 2,588,000
                                                                                ===========    ===========
   Common stock issued for conversion of preferred stock                        $     3,531    $     7,941
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

Liquidity and Capital Resources

The Company's cash balance at March 31, 2007 decreased $602,576 from $3,294,171 as of December 31, 2006, to $2,691,595. The decrease was the result of a combination of cash used in investing activities totaling $158,229, and the effect of exchange rates on cash totaling $904,605, offset by cash provided by operating activities of $45,661 and cash provided by financing activities of $414,597. Operating activities for the quarter ended March 31, 2007 exclusive of changes in operating assets and liabilities provided $1,092,356, as well as an increase in accrued expenses and other liabilities of $2,265,526, offset by an increase in accounts receivable and a decrease in accounts payable of $3,312,221.

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

                           NewMarket Technology, Inc.
                           --------------------------
                                  (Registrant)



Date: May 25, 2007                                By:  /s/ Philip M. Verges
                                                       -------------------------
                                                       Philip M. Verges
                                                       Chairman, Chief Executive
                                                       Officer and Director




Date: May 25, 2007                                By:  /s/ Philip J. Rauch
                                                       -------------------------
                                                       Philip J. Rauch
                                                       Chief Financial Officer