Form 10-Q
period 2007-06-30
NewMarket Technology Inc
filed 2007-08-15
CIK 1092083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark-One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from         to
                                             --------    ---------

                        Commission file number 000-27917


                           NewMarket Technology, Inc.
             (Exact name of Registrant as Specified in Its Charter)


           NEVADA                                            65-0729900
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


     Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) as been subject to such filing requirements for the past 90 days.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 15, 2007, the registrant had 199,351,426 shares of common stock outstanding.

                                      INDEX
                           NEWMARKET TECHNOLOGY, INC.


PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets-- June 30, 2007 and December 31, 2006.

                  Condensed Consolidated Statements of Operations-- Three and Six Months Ended June 30, 2007 and 2006.

                  Condensed Consolidated Statements of Cash Flows-- Three and Six Months Ended June 30, 2007 and 2006.

                  Notes to Condensed Consolidated Financial Statements-- June 30, 2007.

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

Item 3.           Defaults Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information.

Item 6.           Exhibits and Reports on Form 8-K.

SIGNATURES

CERTIFICATIONS

ITEM 1.  FINANCIAL STATEMENTS



                      NewMarket Technology, Inc.
                      Consolidated Balance Sheet


                    ASSETS                      June 30,   December 31,
                                                  2007        2006
                                               ----------- -----------
CURRENT ASSETS                                 (Unaudited)
   Cash                                         $3,210,307  $3,294,171
   Accounts receivable, net of allowance of
    $29,198 and $86,032                         17,648,351  12,600,351
   Inventory, at cost                            1,408,945     900,899
   Prepaid expenses, deposits and other
    current assets                               1,994,263   1,468,078
                                               ----------- -----------
          Total current assets                  24,261,866  18,263,499
                                               ----------- -----------
PROPERTY AND EQUIPMENT
   Computer and office equipment                 3,058,114   2,906,680
   Less: Accumulated depreciation               (1,833,732) (1,658,373)
                                               ----------- -----------
          Total property and equipment           1,224,382   1,248,307
                                               ----------- -----------
OTHER ASSETS
   Notes receivable including accrued interest   8,558,060   5,856,839
   Investment in unconsolidated affiliates       8,826,400   8,826,400
   Investment in restricted securities             875,000     875,000
   Goodwill                                     23,802,289  26,250,473
   Software code, net of accumulated
    amortization                                 2,997,190   3,182,746
   Intangible property, net                        214,096      72,881
                                               ----------- -----------
          Total other assets                    45,273,035  45,064,339
                                               ----------- -----------
Total Assets                                   $70,759,283 $64,576,145
                                               =========== ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable
      Trade                                     $2,621,057  $3,369,039
      Related parties                                7,918       7,830
   Accrued expenses
      Trade                                      3,397,345   1,955,412
      Income and sales tax payable                  59,118      25,348
   Customer deposits                               264,715     224,057
   Current portion of long-term debt                     0     285,868
   Short-term debt                                 710,658   2,377,722
                                               ----------- -----------
          Total current liabilities              7,060,810   8,245,276
                                               ----------- -----------
LONG-TERM LIABILITIES
   Deferred income tax liability                    70,367       3,910
   Notes payable                                10,204,329   9,911,952
                                               ----------- -----------
          Total long-term liabilities           10,274,695   9,915,862
                                               ----------- -----------
Total Liabilities                               17,335,506  18,161,138
                                               ----------- -----------
Minority interest in consolidated subsidiaries   1,310,026   1,247,418
                                               ----------- -----------
STOCKHOLDERS' EQUITY
   Senior convertible preferred stock, $0.001
    par value, authorized 10,000,000 shares;
    Series A, 100; Series B 0; Series C 425;
    Series D 0; Series E 143 and 750; Series F
    1,700 and 2,000; Series G 0 and 200; Series H
    1,035 and Series I 541and 975 issued and
    outstanding shares at June 30, 2007 and
    December 31, 2006, respectively                      4           5
   Common stock, $0.001 par value, authorized
    300,000,000 shares; 199,155,747 and
    174,165,284 issued and outstanding shares at
    June 30, 2007 and December 31, 2006,
    respectively                                   199,156     174,165
   Deferred compensation                          (294,796)   (265,758)
   Additional paid-in capital                   51,046,609  45,840,098
   Accumulated comprehensive income (loss)       1,318,033     779,735
   Accumulated deficit                            (155,255) (1,360,657)
                                               ----------- -----------
          Total stockholders' equity            52,113,752  45,167,589
                                               ----------- -----------
Total Liabilities and Stockholders' Equity     $70,759,283 $64,576,145
                                               =========== ===========

                           NewMarket Technology, Inc.
                      Consolidated Statements of Operations
                       Three and Six Months Ended June 30,
                                   (Unaudited)


                                                                     Three Months Ended           Six Months Ended
                                                                          June 30,                    June 30,
                                                                 --------------------------- ---------------------------
REVENUES                                                                 2007          2006          2007          2006
                                                                 ------------- ------------- ------------- -------------
   Services revenue                                              $ 19,661,122  $ 14,572,310  $ 35,913,980  $ 30,197,965
   Contract revenue                                                   698,608       769,015     1,325,195     1,254,317
   Product revenue                                                  1,532,130     1,528,241     2,786,622     2,747,444
                                                                 ------------- ------------- ------------- -------------
          Total revenue                                            21,891,860    16,869,566    40,025,797    34,199,726
COST OF SALES
   Services COS                                                    14,918,280    10,674,320    27,928,412    21,635,114
   Contract COS                                                       552,739       470,369     1,056,251       747,647
   Product COS                                                      1,219,761     1,291,701     2,234,290     2,256,844
                                                                 ------------- ------------- ------------- -------------
          Total cost of sales                                      16,690,780    12,436,390    31,218,953    24,639,605
                                                                 ------------- ------------- ------------- -------------
          Gross Margin                                              5,201,080     4,433,176     8,806,844     9,560,121
OPERATING EXPENSES:
   General and administrative expenses                              4,145,103     3,829,819     6,963,468     7,984,022
   Depreciation and amortization                                      188,451       200,699       416,513       354,598
                                                                 ------------- ------------- ------------- -------------
          Total expenses                                            4,333,554     4,030,518     7,379,981     8,338,620
                                                                 ------------- ------------- ------------- -------------
                Income (Loss) from operations                         867,526       402,658     1,426,863     1,221,501
                                                                 ------------- ------------- ------------- -------------
OTHER INCOME (EXPENSE):
   Interest income                                                    134,374       217,117       287,682       436,880
   Interest expense                                                  (140,787)     (128,600)     (288,582)     (182,903)
   Foreign currency transaction gain (loss)                              (229)        2,989        (2,443)       14,188
   Inflation effects                                                        0        42,435             0      (304,615)
   Lawsuit settlement                                                (166,940)            0      (217,392)      (92,124)
   Other income/(expense)                                              40,627       (21,516)      126,730       (71,960)
                                                                 ------------- ------------- ------------- -------------
          Total other income (expense)                               (132,955)      112,425       (94,005)     (200,534)
                                                                 ------------- ------------- ------------- -------------
Net income (loss) before income tax (credit) and minority
 interest                                                             734,571       515,083     1,332,858     1,020,967
   Foreign income (tax)/credit                                       (136,735)      (33,581)     (142,640)     (105,167)
   Minority interest in consolidated subsidiary income (loss)           8,570             0        15,185             0
                                                                 ------------- ------------- ------------- -------------
Net income (loss)                                                     606,406       481,502     1,205,403       915,800
Other comprehensive income (loss)
   Foreign currency translation gain (loss)                             (9958)       (3,545)      538,298       139,544
                                                                 ------------- ------------- ------------- -------------
Comprehensive income (loss)                                      $    596,448  $    477,957  $  1,743,701  $  1,055,344
                                                                 ============= ============= ============= =============

Income (loss) per weighted average common share - basic          $       0.01  $       0.01  $       0.01  $       0.01
                                                                 ============= ============= ============= =============
Income (loss) per weighted average common share - fully diluted  $       0.01  $       0.01  $       0.01  $       0.01
                                                                 ============= ============= ============= =============

Number of weighted average common shares outstanding-basic        193,389,893   144,026,459   187,424,681   151,503,231
                                                                 ============= ============= ============= =============
Number of weighted average common shares outstanding-diluted      224,209,216   194,806,325   218,244,004   202,283,097
                                                                 ============= ============= ============= =============


                           NewMarket Technology, Inc.
                 Consolidated Statements of Stockholders' Equity


                                          Par Value of                               Accum                      Total
                       Number of Shares       Stock       Additional                 Comp                    Stockholders'
                      ------------------- -------------    Paid-In      Deferred     Income    Accumulated     Equity
                         Pfd     Common    Pfd   Common    Capital        Comp       (Loss)      Deficit    (Deficiency)
                      ------- ----------- ---- -------- ------------ ------------ ----------- ------------- -------------

BEGINNING BALANCE,
 December 31, 2003     3,903   50,934,786   4    50,935  15,202,578            0           0   (10,327,859)    5,137,826
Conversion of Series B
 pref. stock            (503)   1,075,257  (1)    1,075      (1,074)           0           0             0             0
Conversion of debt to
 common stock              0   25,087,115   0    25,087   4,303,756            0           0             0     4,328,843
Issuance of common
 stock for services        0    2,668,845   0     2,669     796,621     (714,500)          0             0        84,790
Issuance of common
 stock for acquisition     0    2,000,000   0     2,000     977,000            0           0             0       979,000
Issuance of Series D
 pref. stock             550            0   1         0     364,999            0           0             0       365,000
Issuance of Series E
 pref. stock           2,000            0   2         0   1,999,998            0           0             0     2,000,000
Issuance of Series F
 pref. stock           3,000            0   3         0   2,999,997            0           0             0     3,000,000
Amortization of
 deferred compensation     0            0   0         0           0      607,222           0             0       607,222
Other comprehensive
 income (loss)             0            0   0         0           0            0     261,500             0       261,500
Net income                 0            0   0         0           0            0           0       170,759       170,759
                      ------- ----------- ---- -------- ------------ ------------ ----------- ------------- -------------
BALANCE, December 30,
 2004                  8,950   81,766,003   9    81,766  26,643,875     (107,278)    261,500   (10,157,100)   16,722,772
Conversion of Series C
 pref. stock            (997)   1,673,300  (1)    1,673      (1,672)           0           0             0             0
Conversion of Series E
 pref. stock            (900)   2,373,757  (1)    2,374      (2,373)           0           0             0             0
Conversion of debt to
 Series G pref stock   4,900            0   5         0   4,899,995            0           0             0     4,900,000
Issuance of Series H
 pref stock            1,300            0   1         0   1,299,999            0           0             0     1,300,000
Issuance of Series I
 pref stock            1,400            0   2         0   1,399,998            0           0             0     1,400,000
Issuance of common
 stock for loan
 penalty                   0      100,000   0       100      62,400            0           0             0        62,500
Conversion of debt to
 common stock              0   18,572,309   0    18,572   4,311,208            0           0             0     4,329,780
Issuance of common
 stock for services        0    3,700,000   0     3,700   1,370,075   (1,050,075)          0             0       323,700
Issuance of common
 stock - settle
 lawsuit                   0      551,996   0       552     499,438            0           0             0       499,990
Amortization of
 deferred compensation     0            0   0         0           0      528,208           0             0       528,208
Other comprehensive
 income (loss)             0            0   0         0           0            0    (209,872)            0      (209,872)
Net income                 0            0   0         0           0            0           0     2,908,949     2,908,949
                      ------- ----------- ---- -------- ------------ ------------ ----------- ------------- -------------
BALANCE, December 31,
 2005                 14,653  108,737,365  15   108,737  40,482,943     (629,145)     51,628    (7,248,151)   32,766,027
Conversion of
 preferred stock      (9,168)  29,589,555  (9)   29,590     (29,581)           0           0             0             0
Conversion of debt to
 common stock              0   34,010,321   0    34,010   4,692,447            0           0             0     4,726,457
Issuance of common
 stock for services        0    1,828,043   0     1,828     694,289     (661,450)          0             0        34,667
Amortization of
 deferred compensation     0            0   0         0           0    1,024,837           0             0     1,024,837
Other comprehensive
 income (loss)             0            0   0         0           0            0     728,108             0       728,108
Net income                 0            0   0         0           0            0           0     5,887,494     5,887,494
                      ------- ----------- ---- -------- ------------ ------------ ----------- ------------- -------------
BALANCE, December 31,
 2006                  5,485  174,165,284   6   174,165  45,840,098     (265,758)    779,736    (1,360,657)   45,167,590
Conversion of
 preferred stock      (1,541)   4,553,883  (2)    4,554      (4,552)           0           0             0             0
Conversion of debt to
 common stock              0   18,736,580   0    18,737   4,561,263            0           0             0     4,580,000
Issuance of common
 stock for services        0    1,450,000   0     1,450     543,050     (450,000)          0             0        94,500
Issuance of common for
 lawsuit settle            0      250,000   0       250     106,750            0           0             0       107,000
Amortization of
 deferred compensation     0            0   0         0           0      420,962           0             0       420,962
Other comprehensive
 income (loss)             0            0   0         0           0            0  $  538,298             0       538,298
Net income                 0            0   0         0           0            0           0     1,205,402     1,205,402
                      ------- ----------- ---- -------- ------------ ------------ ----------- ------------- -------------
ENDING BALANCE, June
 30, 2007, (unaudited) 3,944  199,155,747 $ 4  $199,156 $51,046,609  $  (294,796) $1,318,033  $   (155,255)  $52,113,752
                      ======= =========== ==== ======== ============ ============ =========== ============= =============


                Consolidated Statements of Cash Flows
                      Six Months Ended June 30,
                             (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:             2007         2006
                                             ------------ ------------
Net income                                   $ 1,205,403  $   915,800

Adjustments to reconcile net income (loss)
 to cash used by operating activities:
   Stock issued to settle lawsuit                107,000            0
   Stock issued for services and
    amortization of deferred compensation        514,962      549,037
   Depreciation and amortization                 416,513      354,598
   Minority interest in consolidated
    subsidiary (income) loss                     (15,185)           0
Changes in operating assets and liabilities:
   (Increase) decrease in accounts
    receivable                                (5,049,385)   5,427,784
   (Increase) decrease in inventory             (480,269)    (104,436)
   (Increase) decrease in prepaid expenses
    and deposits                                (616,157)      99,017
   (Increase) decrease in interest
    receivable                                  (250,000)    (500,000)
   Increase (decrease) in accounts payable -
    trade                                     (1,526,545)  (5,707,982)
   Increase (decrease) in customer deposits       34,535       (3,179)
   Increase (decrease) in accrued expenses     3,568,800     (733,608)
   Increase (decrease) in payables to
    affiliates                                   857,448      392,647
   Increase (decrease) in income taxes
    payable                                       12,596      (27,758)
                                             ------------ ------------

Net cash provided (used) by operating
 activities                                   (1,220,285)     661,920
                                             ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in unconsolidated affiliates             0            0
   Purchase of property and equipment            (75,381)     (60,955)
   Notes receivable advances to third
    parties                                            0            0
   Acquisition of intangible assets              125,919     (279,565)
   Proceeds from sale of property and
    equipment                                     55,495       97,003
                                             ------------ ------------

Net cash provided (used) by investing
 activities                                      106,033     (243,517)
                                             ------------ ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances on notes payable                     900,000    1,804,149
   Payments on notes payable                           0   (1,887,544)
   Payments on short term line of credit               0            0
   Cash purchased (disposed) in acquisitions
    (divestitures)                                     0            0
                                             ------------ ------------

Net cash provided (used) in financing
 activities                                      900,000      (83,395)
                                             ------------ ------------

Effect of exchange rates on cash                 130,388     (607,131)
                                             ------------ ------------

Net decrease in cash and equivalents             (83,864)    (272,123)
                                             ------------ ------------

CASH, beginning of period                      3,294,171    3,106,521

CASH, end of period                          $ 3,210,307  $ 2,834,398
                                             ============ ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
   Interest paid in cash                     $   288,582  $   182,903
                                             ============ ============

Non-Cash Financing Activities:
   Common stock issued to settle debt        $ 4,580,000  $ 4,488,000
                                             ============ ============
   Common stock issued to convert preferred
    stock                                    $     4,554  $     6,671
                                             ============ ============

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

     Under the equity method, the Company reports:

     o    Its interest in the entity as an investment on its balance sheets, and
     o Its percentage share of earnings or losses on its statement of operations

     At June 30, 2007, the Company did not record any income or loss , nor adjust its investment account, by the net income or loss of the affiliates, as the actual equity percentage paid for was the investments was less than 10%, with a concurrent de minimus net income/loss related thereto.

     c) Net income per share

     Basic net income per weighted average common share is computed by dividing the net income(loss) by the weighted average number of common shares outstanding during the period. Fully diluted includes all common shares that would be required to be issued of various convertible instruments at their stated conversion rates using the June 30, 2007, market price of the underlying common stock.

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

     g) Revenue recognition

     As a result of the multiple acquisitions from 2003 through 2006, the Company now has three distinct revenue streams: (1) Services, principally programming services. This revenue is recognized as services are provided and billed to the customers. (2) Contract, which is principally an ongoing service revenue stream, such as training contracts, technical support contracts., etc. This form of revenue is recognized monthly as earned and billed, and (3), Product sales, which is the sale of hardware and software, generally installed. Sometimes the hardware and/or software are customized under the terms of the purchase contract. This revenue is recognized as the products are delivered and the customer accepts said products. These revenue streams accounted for 90%, 3% and 7% of revenue, respectively, for the six months ended June 30, 2007. Any portions of such contracts which may include installation, training, conversion, etc. are recognized when such services have been completed. Any ongoing support, training, etc., is separately structured and is accounted for in contract revenue and in accordance with the contracts.

     h) Concentrations of risks - Geographic

     As a result of the various acquisitions in 2003 through 2006, the Company now has offices, employees and customers in a variety of foreign countries. Its four foreign based subsidiaries are located in Singapore; Caracas, Venezuela; Ningbo, Peoples Republic of China and Sao Paulo, Brazil. DCI, now a subsidiary of DFTS, also based in Dallas, serves customers located in Western Europe, as well as within the United States. RKM, based in Caracas, Venezuela, serving Latin America, represents approximately 4% of the Company's total revenue and 1.5% of total assets; Infotel, based in Singapore, and serving Asia, represents approximately 4% of the Company's total revenue and 12% of total assets; NewMarket China, based in Shanghai, China, serving Asia, represents approximately 43% of the Company's total revenue and 10% of total assets and UniOne, based in Sao Paulo, Brazil, serving Latin America, represents approximately 21% of the Company's total revenue and 6% of total assets.


     i) Investment in unconsolidated affiliates/subsidiaries

     The Company's investment in affiliates at June 30, 2007, is composed of a 20% equity position in Red Moon Broadband, Inc., a 20% equity position in TekVoice Communications, Inc., and a 49% interest in Defense Technology Systems, Inc. These equity positions do not represent a controlling holding in these companies.

     The Company accounts for its investment in affiliates, defined as those whereby the Company owns less than 51% of the issued and outstanding common stock of the affiliate and the Company does not exercise control over the operations of the affiliate, by the equity method of accounting. At June 30, 2007, the Company did not record any income or loss , nor adjust its investment account, by the net income or loss of the affiliates, as the actual equity percentage paid for was the investments was less than 10%, with a concurrent de minimus net income/loss related thereto.

     j) Interim financial information

     The financial statements for the three and six months ended June 30, 2007 and 2006 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three and six months are not indicative of a full year results.

(3) Stockholders' Equity

     The Company has authorized 300,000,000 shares of $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 199,155,747 shares of common stock issued and outstanding at June 30, 2007. The Company had 100 shares of Series A preferred stock, 425 shares of Series C preferred stock, 143 shares of Series E preferred stock, 1,700 shares of Series F preferred stock, 1,035 shares of Series H preferred stock and 541 shares of Series I preferred stock issued and outstanding, respectively, at June 30, 2007.

     During second quarter 2007, the Company issued 1,023,177 shares of common stock to convert 393 shares of Series E preferred stock. During second quarter 2007, the Company issued 250,000 shares of common stock for legal services from one party. These shares were valued at $94,500 or $0.378/share. During second quarter 2007, the Company issued 250,000 shares of common stock pursuant to a legal settlement agreement with one party. These shares were valued at $107,000 or $0.428/share. During second quarter 2007, the Company issued 10,236,580 shares of common stock for the servicing of convertible debt and accrued interest.

     At June 30, 2007, the shares of preferred stock represented approximately 10,819,323 shares of common stock, had they been elected to be converted on June 30, 2007.

(4) Income Taxes

     Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $6,400,000 which expire beginning
     December 31, 2117. There may be certain limitations on the Company's ability to utilize the loss carry-forwards in the event of a change of control, should that occur. In addition, the Company amortizes goodwill for income tax purposes, but not for reporting purposes. The amount recorded as a deferred tax asset, cumulative as of June 30, 2007, is $2,725,000, which represents the amount of tax benefits of the loss carry-forwards and goodwill amortization. The Company has established a valuation allowance for this deferred tax asset of $2,725,000, as the Company has no long-term history of profitable operations, in substantive amount necessary to utilize this asset. The significant components of the net deferred tax asset as of June 30, 2007 are:

               Net operating losses           $2,725,000
               Goodwill amortization           1,400,000
                                              -----------------
               Valuation allowance            (4,125,000)
                                              -----------------
               Net deferred tax asset         $0
                                              =================

(5) Convertible debt

     For the three month period ended June 30, 2007, the Company issued 10,236,580 shares of restricted common stock to service convertible debt and accrued interest.

(6) Earnings per share

     Following is the disclosure required by SFAS 128.

     For the Six Months Ended June 30, 2007


                                             Income (Numerator)       Shares (Denominator)      Per-Share Amount
                                            ---------------------     ---------------------     ------------------
Basic EPS:
Income available to common stockholders               $1,205,403               199,155,747                  $0.01
Effect of Dilutive Securities:
Convertible preferred stock                                    0                10,819,323
Convertible debt                                               0                20,000,000
                                            ---------------------     ---------------------
Diluted EPS:
Income available to common stockholders +
assumed conversions                                   $1,205,403               229,975,070                  $0.01
                                            =====================     =====================     ==================



For the Six Months Ended June 30, 2006
                                             Income (Numerator)       Shares (Denominator)           Per-Share
                                                                                                      Amount
                                            ---------------------     ----------------------      ----------------
Basic EPS:
Income available to common stockholders                 $915,800                151,503,231                 $0.01
Effect of Dilutive Securities:
Convertible preferred stock                                    0                 22,040,058
Convertible debt                                               0                 28,739,808
                                            ---------------------     ----------------------
Diluted EPS:
Income available to common stockholders +
assumed conversions                                      $915,800                202,283,097                 $0.01
                                            =====================     ======================      ================

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

(8) Commitment and Contingencies

     In the opinion of management, there are currently no commitments or contingencies that will have a material adverse effect on the Company's financial position or results of operations.

(9) Recent Accounting Pronouncements

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


Critical accounting policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-K fiscal year 2006. There have been no material changes to our critical accounting policies as of June 30, 2007.

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

Recent Developments

In February 2007, NewMarket executed a share exchange agreement with Paragon Financial Corporation, ("Paragon"), a Delaware corporation, under which the Company will sell our interest in Unione to in exchange for the issuance to the Company of a supermajority voting preferred stock. These preferred shares will be deemed at all times as the equivalent of ninety-percent (90%) of the common shares of Paragon for voting purposes on all matters. It is anticipated that this transaction will close in the third quarter of 2007.

In March 2007, NewMarket executed a definitive agreement with Diamond I, Inc. ("DMOI") under which the Company would purchase 2 million shares of DMOI Series B Preferred Stock ("Series B shares") to be issued in consideration for cash and a promissory note to be issued by the Company. The Series B shares would be deemed at all times as the equivalent of sixty-percent (60%) of the common shares of DMOI for voting purposes on all matters. In June 2007, the agreement expired and the parties terminated further discussions.

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

Results of Operations

Three months ended June 30, 2007 compared to three months ended June 30, 2006:

Net sales increased 30% from $16,869,566 for the quarter ended June 30, 2006 to $21,891,860 for the quarter ended June 30, 2007. This increase was primarily due to the implementation of the previously herein described new business model implemented in June 2002 and the corresponding herein described acquisitions starting with VTI in June 2002, in addition to the operations and growth from the acquired assets.

Cost of sales increased 34% from $12,436,390 for the quarter ended June 30, 2006 to $16,690,780 for the quarter ended June 30. 2007. This increase was primarily due to the corresponding increase in overall sales. Our cost of sales, as a percentage of sales was 74% and 76% for the quarters ended June 30, 2006 and 2007, respectively. Management plans to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows. Management intends to leverage increased purchasing volume to improve purchasing contracts and reduce the overall cost of sales. Management also intends to implement resource utilization strategies that can demonstrate notable savings when applied over higher volumes of production.

General and administrative expenses increased 8% to $4,145,103 for the quarter ended June 30, 2007 from $3,829,819 for the quarter ended June 30, 2006. The increase in general and administrative expenses was primarily due to efforts during the quarter to support increased sales, including hiring additional management staff. Management plans to reduce general and administrative expenses as a percentage of overall sales through the consolidation of redundant processes and resources inherited through acquisition activity.

Depreciation and amortization expense decreased 6% from $200,699 for the quarter ended June 30, 2006 to $188,451 for the quarter ended June 30, 2007. Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

Net income increased 26% from $481,502 for the quarter ended June 30, 2006 to $606,406 for the quarter ended June 30, 2007. Net income represented 2.8% and 2.9% of net sales for the quarters ended June 30, 2007 and 2006, respectively. Comprehensive net income, which is adjusted to compensate for the risk associated with foreign profits and the potential conversion of foreign currency, increased 25% from $477,957 for the quarter ended June 30, 2006 to $596,448 for the quarter ended June 30, 2007. Comprehensive net income represented 2.7% and 2.8% of net sales for the quarters ended June 30, 2007 and 2006, respectively.

Six months ended June 30, 2007 compared to six months ended June 30, 2006:

Net sales increased 17% from $34,199,726 for the six months ended June 30, 2006 to $40,025,797 for the six months ended June 30, 2007. This increase was primarily due to the implementation of the previously herein described new business model implemented in June 2002 and the corresponding herein described acquisitions starting with VTI in June 2002, in addition to the operations and growth from the acquired assets.

Cost of sales increased 27% from $24,639,606 for the six months ended June 30, 2006 to $31,218,953 for the six months ended June 30. 2007. This increase was primarily due to the corresponding increase in overall sales. Our cost of sales, as a percentage of sales was 72% and 78% for the six months ended June 30, 2006 and 2007, respectively. Management plans to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows. Management intends to leverage increased purchasing volume to improve purchasing contracts and reduce the overall cost of sales. Management also intends to implement resource utilization strategies that can demonstrate notable savings when applied over higher volumes of production.

General and administrative expenses decreased 13% to $6,963,468 for the six months ended June 30, 2007 from $7,984,022 for the six months ended June 30, 2006. The decrease in general and administrative expenses was primarily due to management plans to reduce general and administrative expenses as a percentage of overall sales through the consolidation of redundant processes and resources inherited through acquisition activity.

Depreciation and amortization expense increased 18% from $354,598 for the six months ended June 30, 2006 to $416,513 for the six months ended June 30, 2007. Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

Net income increased 32% from $915,800 for the six months ended June 30, 2006 to $1,205,403 for the six months ended June 30, 2007. Net income represented 3.0% and 2.7% of net sales for the six months ended June 30, 2007 and 2006, respectively. Comprehensive net income, which is adjusted to compensate for the risk associated with foreign profits and the potential conversion of foreign currency, increased 65% from $1,055,344 for the six months ended June 30, 2006 to $1,743,701 for the six months ended June 30, 2007. Comprehensive net income represented 4.4% and 3.1% of net sales for the six months ended June 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

The Company's cash balance at June 30, 2007 decreased $83,864 from $3,294,171 as of December 31, 2006, to $3,210,307. The decrease was the result of a combination of cash used in operating activities totaling $1,220,285, offset by cash provided by investing activities of $106,033, cash provided by financing activities of $900,000, and the effect of exchange rates on cash totaling $130,388. Operating activities for the quarter ended June 30, 2007 exclusive of changes in operating assets and liabilities provided $2,228,693, as well as an increase in accrued expenses and other liabilities of $4,473,379, offset by an increase in accounts receivable and a decrease in accounts payable of $7,922,356.

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

Our success depends in large part on the continued service of our management and other key personnel and our ability to continue to attract, motivate and retain highly qualified employees. In particular, the service of Philip Verges, our Chairman and Chief Executive Officer, and Philip Rauch, our Chief Financial Officer, is integral to the execution of our business strategy. If one or more of our key employees leaves NewMarket , we will have to find a replacement with the combination of skills and attributes necessary to execute our strategy. Because competition from other technology companies for skilled employees is intense, and the process of finding qualified individuals can be lengthy and expensive, we believe that the loss of services of key personnel could negatively affect our business, financial condition and results of operations.


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


ITEM 4.  CONTROLS AND PROCEDURES


Under the direction of the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed is included on a timely basis in the reports filed with the Securities and Exchange Commission.

There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended June 30, 2007, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

In May 2007, Homevest Capital LLC filed a lawsuit styled Homevest Capital,  LLC,
v. NewMarket Technology, Inc., alleging Netsco, Inc., a wholly owned subsidiary of NewMarket Technology, defaulted on a Promissory Note executed in 2001. The action was brought in Mecklenburg County, North Carolina, whereby Homevest Capital claims they are owed the principal sum of the note $153,500.00 plus interest and legal fees. Homevest Capital alleges that NewMarket Technology is liable for the debt. The Company has filed a motion to dismiss for lack of personal jurisdiction and believes the claim is without merit and intends to vigorously defend the action.

We are not aware of any contemplated legal proceeding by a governmental authority in which we may be involved.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES


Set forth below is information regarding the issuance and sale of our securities without registration during the three month period ended June 30, 2007:

     o During the second quarter 2007, the Company issued 10,236,580 shares of common stock to service convertible debt and accrued interest.
     o During the second quarter 2007, the Company issued 1,023,177 shares of common stock to convert 393 shares of Series E Convertible Preferred Stock
     o In April 2007, the Company issued 250,000 shares of common stock to one party pursuant to the terms of a legal settlement agreement. These shares were valued at $107,000 or $0.428 per share.
     o In May 2007, the Company issued 250,000 shares of common stock for payment of legal services rendered by one party. These shares were valued at $94,500 or $0.378 per share.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits


EXHIBIT
  NO.                          DESCRIPTION OF EXHIBIT
-------                        ----------------------

10.1 Annual Report for the year ended December 31, 2006, as filed in Company's Form 10-K/A May 21, 2007, and incorporated herein by reference

31.1* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of Chief Financial Officer and Principal Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

* Filed Herewith


(b) Reports on Form 8-K

During the three-month period ended June 30, 2007, the Company filed the following Current Reports on Form 8-K:

     Current Report on Form 8-K filed on April 20, 2007, which included disclosure under Item 4 related to the conclusion of the Company's Board of Directors and management that certain financial statements previously filed on April 18, 2007 on Form 10-K could not be relied upon and that the document would be amended with restated financial statements.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NewMarket Technology, Inc.
                                --------------------------
                                       (Registrant)



Date: August 15, 2007                      By: /s/ Philip M. Verges
                                               -------------------------
                                               Philip M. Verges
                                               Chairman, Chief Executive Officer
                                               and Director




Date: August 15, 2007                      By: /s/ Philip J. Rauch
                                              --------------------------
                                               Philip J. Rauch
                                               Chief Financial Officer