Form 10-K/A
period 2006-12-31
NewMarket Technology Inc
filed 2007-10-15
CIK 1092083

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
Amendment No.2

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2006

or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 000-27917

NewMarket Technology, Inc.
(Exact name of Small Business Issuer as Specified in Its Charter)

NEVADA	65-0729900
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. EmployerI dentification No.)

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

On June 19, 2002, the Company acquired all of the assets of VergeTech Inc. (“VTI”) in exchange for a $3,000,000 promissory note convertible into 50% of the issued and outstanding shares of IPVoice as of the date of issuance. VTI was a privately held communications industry technology services firm founded in 1997 and headquartered in Dallas, Texas.

Consistent with the VTI asset acquisition agreement, the Company board of directors and the management team resigned and VTI management assumed the vacated management positions. Philip Verges, the founder of VTI, became our Chief Executive Officer and Chairman of the Company.

As part of the Company's renewed business strategy, two additional acquisitions were completed in the 2003 fiscal year. In 2003, the Company acquired all of the issued and outstanding stock of Infotel Technology PTE Ltd. ("Infotel") in Singapore as part of a strategy to establish a foothold operation in Asia. The Company also acquired a majority of the issued and outstanding stock of IP Global Voice, Inc. ("IP Global Voice") of San Francisco, California as part of a strategy to accelerate business development. Each of these businesses is now operated as a majority or wholly-owned subsidiary of the Company. Infotel is a communications systems integrator engaged in the business of reselling and integrating specialty communication devices to various government agencies and commercial customers. IP Global Voice is a full feature Voice-over IP service provider that went into production in December, 2003.  IP Global Voice was subsequently renamed Xiptel Communications Inc. (“Xiptel”).

NewMarket entered the healthcare industry in 2004 by acquiring Medical Office Software Inc, (“MOS”),a twenty year old technology company providing practice management and claims processing IP software and maintenance to three thousand ongoing physician clients. NewMarket further added to its Healthcare strategy with a minority investment in Sensitron, Inc., a wireless health records maintenance provider.

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

 In January of 2005, NewMarket partnered with with Gaozhi Science and Technology in Shanghai China to establish NewMarket China, a wholly owned subsidiary of NewMarket Technology.   NewMarket China owns a Chinese wholly owned foreign entity (WOFE) that operates under the name Clipper Technology, Inc (“CLPTEC”) which was formed in 2005.  CLPTEC is engaged in the development, implementation, integration and maintenance of technology software and supporting peripherals for computing, communications, and data exchanges.  In October 2005, CLPTEC established a joint venture agreement with Zhang Wei Lin, the Managing Director and legal representative of the Huali Group as a whole.  CLPTEC owns 51% of the joint venture. The Huali Group consists of many entities and business units engaged in the distribution and sale of technology hardware and software as well as peripherals of computer networking equipment, predominantly in the Zhejiang Province of the Peoples Republic of China.  The joint venture between CLPTEC and Zhang Wei Lin is to engage in the business of application software development, sale of proprietary software, value added reselling of leading business application software and the sale of system and network software.

In February 2005, we entered into an agreement with Defense Technology Systems, Inc. (“DFTS”), a homeland security products company, under which DFTS acquired our majority interest in DCI in exchange for two classes of DFTS preferred stock which represent a majority voting interest in DFTS.  The voting control of the preferred stock has been subjugated to a proxy committee which is controlled by the executive officers of DFTS.

In 2005, NewMarket expanded a partnership with TekVoice Communications, Inc. (“TekVoice”) to include the acquisition of a minority interest in TekVoice. TekVoice will expand the NewMarket business model into the Hispanic and Latin American market with plans to establish an independent public listing on a United States securities exchange. Currently, TekVoice is a Hispanic and Latin America voice-over IP (“VoIP”) service provider.

In May 2005, NewMarket executed a stock purchase agreement to acquire fifty-one percent ownership of Vera Technology Inc (“Vera”). In a simultaneous agreement, Vera acquired one hundred percent of Classified Information Inc. (“CI”). NewMarket exchanged $1.3 million in preferred stock for Vera preferred stock of equal value that includes fifty-one percent voting rights. CI provides a proprietary and patented, secure data exchange solution that enables simple and complete interoperability across all network configurations, on all computer systems, and with essentially every associated software package. The proprietary solution allows companies to communicate securely via the Internet through adaptive and secure transfer protocols supporting all leading standards of EDI, XML, and flat file transfers.

In June 2005, NewMarket acquired substantially all of the assets of Corsa Networks Technologies, Inc.  (“Corsa”). Corsa is a five-year-old IP systems integration firm specializing in the construction of secure communication networks.  These assets are being operated in conjunction with the operations of Xiptel.

In February 2006, the Company entered into a Quota Purchase and Sale Purchase Agreement with the founders of  UniOne Consulting Ltda., a Brazilian limited liability company, (“UniOne”), to acquire the founders’ 100% interest in UniOne.  The purchase price to be paid by the Company is $6,460,320, which may be increased to $8,539,680 based on various financial benchmarks.  The purchase price is payable in tranches through the end of 2008.UniOne is a systems integrator, developer and business practice implementation company, providing support for the integration and maintenance of enterprise software applications. UniOne is located in Sao Paulo and Rio de Janeiro, Brazil, as well as a regional office in Santiago de Chile, Chile.

In March 2006, the Company and Sensitron Inc., (“Sensitron”), a Delaware corporation, agreed to convert NewMarket’s previous equity investment of $411,400 in Sensitron  into a two –year Promissory Note with a rate of 6% per annum. Additionally, the Company received 20,000 warrants to purchase common stock of Sensitron.   The parties previously entered into a Common Stock Subscription Agreement dated August 17, 2004 and pursuant to the terms of that Subscription Agreement, NewMarket had invested the sum of $411,400 in Sensitron.

In August 2006, the Company executed an agreement with Vera under which the Company sold its majority interest in Vera to the existing management of Vera in consideration for $5,000 in cash and a $1.3 million unsecured promissory note. The note matures in twenty years, however the principal repayment may be accelerated provided that Vera meets certain financial milestones.

In August   2006,   NewMarket China,  Inc.   ("NewMarket   China"),  a wholly-owned  subsidiary of NewMarket, executed an Agreement  and  Plan  of   Reorganization   ("the   Agreement")  with  Intercell International Corporation  ("Intercell").  The Agreement provided for all of the issued and  outstanding  stock of NewMarket  China,  Inc., one thousand  (1,000) shares  held by NewMarket, to be  exchanged  for two  million  (2,000,000)  restricted common shares of Intercell.  As a result of the Agreement, NewMarket China became a wholly-owned subsidiary of Intercell.  Simultaneously, NewMarket purchased 250,000 shares of newly designated Series A Preferred Stock from Intercell for an aggregate purchase price of $250,000.  The shares of Series A Preferred Stock may be converted  into that number of authorized but unissued  common shares of Intercell,  which shall be equal to 60%  ownership of the Company  after  giving  effect  to  such  issuance  on  and as of  the  date  of conversion.  In January 2007, Intercell’s name and stock ticker symbol was changed to NewMarket China to reflect the new operations of the business.

In October 2006, NewMarket completed the sale of its majority interest in MOS  pursuant to a stock purchase agreement  with VirtualHealth Technologies, Inc. (“VirtualHealth”). Under the terms of the Agreement, NewMarket received 1.4 million shares of VirtualHealth common stock and a $900,000 convertible note in exchange  for its  majority  interest  in MOS.

In February 2007, NewMarket executed a share exchange agreement with Paragon Financial Corporation, (“Paragon”), a Delaware corporation,   under which the Company will sell our interest in Unione to in exchange for the issuance to the Company of a supermajority voting preferred stock.  These preferred shares will be deemed at all times as the equivalent of ninety-percent (90%) of the common shares of Paragon for voting purposes on all matters.  It is anticipated that this transaction will close in the second quarter of 2007.

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

Recent developments in 2006 include the acquisition of UniOne Consulting Ltda. in Sao Paulo, Brazil. UniOne expands NewMarket’s Latin American operations with the addition of a notable systems integration operation which will contribute more than $10 million in annual profitable revenue.

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

Our Principal Products/Services:

We provide full service software and systems development, integration and maintenance and maintain product reseller and integrator partnerships with Microsoft, Hyperion, SAP, Oracle, Cisco, Sun Microsystems, iPass, and Lockheed Martin Overseas Corporation among other software and systems corporations. We maintain our own line of emerging proprietary technologies that compliment and enhance the functions and features of our corporate brand name partners. Our in house proprietary offerings include:

•	Voice over IP (VoIP) services
•	Broadband Wireless Services
•	Proprietary Healthcare Practice Management Software
•	Proprietary Defense Industry System Solutions
•	Voice Mail and Messaging Services;
•	Prepaid Long-Distance Calling Card Services;
•	Corporate Long-Distance, Fax and Data Networking Services;
•	E-commerce Communications Services for businesses selling products and services over the Internet; o Intelligent Contact Management; and
•	Wireless Features, Long-Distance and Applications.
•	Electronic Data Interchange (EDI) Software.

We also offer lower cost, high quality software development outsourcing to our clients through our resources in China and Latin America.

Revenue/Products Breakdown:

To date, our revenues have come primarily in the following product areas:

•	Software Licensing
•	Long-Distance Telephone Services, both Domestic and International
•	Technical Independent Consulting
•	Security

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

Suppliers/Raw Materials:

Our principal suppliers are provided below:

•	Microsoft
•	SAP
•	Hyperion Solutions
•	iPass
•	Broadsoft
•	Cisco Systems
•	Sun Microsystems
•	SSA Global
•	Oracle
•	Lockheed Martin Overseas Corporation
•	Telenetics Corporation
•	Andrew Telecommunication Systems

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

•	IPVoice
•	MultiCom
•	AuditRite
•	TrueConnect
•	TruePartner
•	4Com
•	ICB Connect
•	IP Jack-in-the-Box (stylized mark)
•	COMMUNICATIONS OUT OF THE BOX
•	IPVoice.net
•	IPVoice.com
•	FLAT5
•	FLAT25
•	4X4

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

Recent Sales of Unregistered Securities:

Set forth below is information regarding the issuance and sale of our securities without registration during the three month period ended December 31, 2006:

•	During the three month period ended December 31, 2006, the Company issued 10,500,000 shares of common stock to convert $2,167,500 of convertible debt and accrued interest, or $0.21 per share.

•	In December 2006, the Company issued 40,000 share of common stock for services to one party for legal services rendered. These shares were valued at $13,000 or $0.325 per share.

•
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

	Year ended December 31,
	2006	2005	2004	2003	2002

SELECTED STATEMENT OF OPERATIONS DATA
Net sales	$77,636	50,138	24,977	2,347	959
Net income (loss)	$5,887	2,909	243	195	(1,318)
Net income (loss) per weighted avg. common share-basic	$0.04	0.03	0.01	0.01	(0.03)

SELECTED BALANCE SHEET DATA
Working capital (deficiency)	$10,018	6,142	2,199	1,260	(1,450)
Total assets	$64,576	51,512	25,149	7,580	2,756
Long term liabilities	$9,916	4,244	2,947	3,800	1,626
Stockholders' equity (deficiency)	$45,168	32,766	17,143	4,942	(315)

Item 7. Management’s Discussion and Analysis of Financial Condition And Results of Operations

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

Depreciation and amortization expense increased from $621,775 for the year ended December 31, 2005 to $786,173 for the year ended December 31, 2006. The increase is due primarily to the overall increase in fixed assets as a result of the Company’s acquisitions. Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the two most recent fiscal years ended December 31, 2006 and December 31, 2005, there were no changes in or disagreements with the Company’s independent public accountants.

Item 9A. Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2006, our ChiefExecutive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective in ensuring that information required to be  disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the  Commission's rules and forms.  Our Chief Executive Officer and Principal Financial Officer also concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, andmanagement necessarily is required to apply its judgment in evaluating the relationship between the benefit of desired controls and procedures and the cost of implementing new controls and procedures.

In that context and in order to ensure the effectiveness of our disclosure controls in the future we are taking the following actions:

(i) formation of a Disclosure Committee, comprising members of our senior management and corporate counsel, charged with the task of discussing and reviewing all transactions occurring during each quarter prior to filing our periodic reports with the SEC;

(ii) update and refine our policy regarding compilation and review of all consolidation procedures;

(iii) augmenting our accounting staff to include (a) a Director of Financial Reporting with responsibility for drafting and review of all public reporting requirements and; (b) additional accounting staff;

(iv) segregate financial reporting and accounting duties more effectively between our outside accountant and our internal accounting staff in preparing all periodic reports filed with the SEC; and

(v) retain a third party GAAP advisor to assist the Principal Financial and Accounting Officer, as well as advise the Audit Committee from time to time.

The consolidated financial statements include all adjustments identified as a result of the evaluation performed.

Except for the above, there were no changes in our internal controls over financial reporting that could significantly affect internal controls over financial reporting during the year ended December 31, 2006.

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

HUGH G. ROBINSON, Director, is the former Chairman and Board Member of the Federal Reserve Bank of Dallas and served as an officer in the United States Army retiring with the rank of Major General. Mr. Robinson is currently a member of the Board of Directors of CarMax, Inc., Aleris International, Inc.and a member of the Advisory Board of TXU Corp. Mr. Robinson is a graduate of the U.S. Military Academy at West Point, New York and earned a Master's Degree in Civil Engineering at Massachusetts Institute of Technology (MIT). He received an honorary Doctor of Laws degree from Williams College and attended the Harvard Management Program for Executives. Mr. Robinson’s military career included a number of prestigious posts that included aide de camp to President Lyndon B. Johnson.  After retiring from the military, Robinson joined The Southland Corporation as vice president and president of Cityplace Development Corporation, a subsidiary of Southland. From 1989 through 2002, Mr. Robinson served as Chairman and Chief Executive Officer of The Tetra Group, Inc., a Dallas construction management company with divisions in Minority Business Development and affordable housing. Mr. Robinson serves on the Board of Directors of the North Texas Public Broadcasting Co., Inc., the LBJ Foundation, Inc., and the Better Business Bureau.  He is a member of the Dallas Citizens Council, the National Society of Professional Engineers, the Greater Dallas Chamber and the Dallas Black Chamber.

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

Summary Compensation

				Compensation Compensation	All Other Long-Term
		Annual Compensation		Awards
				Securities
				Underlying
Name and Principal Position	Year	Salary	Bonus	Options

Philip M. Verges	2006	$200,000	--	--	--
Chairman, Chief Executive Officer,	2005	125,000	--	--	--
Director	2004	60,000	--	--	--
(since June 2002)

Philip J. Rauch (1)	2006	$188,000	--	--	--
Chief Financial Officer	2005	0	--	--	--
(since Feb 2006)	2004	0	--	--	--

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

This table summarizes the before-tax compensation for the non-employee Board of Directors during fiscal 2006.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)
Bruce Noller	10,000	--	--	--
Kenneth Blow (1)	6,197	--	--	--
Hugh G. Robinson	10,000	--	--	--
James Mandel (1)	4,000	--	--	--

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

Named Executive Officers and Directors	Shares of Common Stock Benefically Owned	Percentage of Common Stock	Shares of Convertible Preferred Stock Beneficially Owned	Percentage of Convertible Preferred Stock
Philip M. Verges (1)(5)	63,000,000	36.2%	--	--
Philip J. Rauch (2)	1,000,000	0.6%	--	--
Bruce Noller (3)	500,000	0.3%	--	--
All current Officers and Directors	64,500,000	37.1%
VergeTech, Inc. (4)(5)	63,000,000	36.2%	--	--

(1) Mr. Verges's address is c/o NewMarket Technology, Inc., 14860 Montfort Drive, Suite 210, Dallas, Texas 75254.
(2) Mr. Rauch’s address is c/o NewMarket Technology, Inc., 14860 Montfort Drive, Suite 210, Dallas, Texas 75254.
(3) Mr. Noller’s address is c/o NewMarket Technology, Inc., 14860 Montfort Drive, Suite 210, Dallas, Texas 75254.
(4) Verge Tech, Inc.'s address is 14860 Montfort Drive, Suite 210, Dallas, Texas 75254.
(5) Mr. Verges as the sole director and officer and a substantial stockholder of VergeTech is deemed be the beneficial owner of VergeTech’s shares

Item 13. Certain Relationships and Related Transactions

None

Item 14. Principal Accountant Fees and Services

Summarized below is the aggregate amount of various professional fees billed by our principal accountants, Pollard-Kelley Auditing Services Inc. in 2005 and 2006:

	2006	2005
Audit fees	$115,500	$95,000
Audit-related fees	30,000	63,250
Tax fees	0	0
All other fees, including tax consultation and preparation	0	0

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

(c) Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

2.1	Purchase Agreement dated October 14, 2003 by and among IPVoice Communications, Inc. and Intercoastal Financial Services Corporation. (Filed as Exhibit 20.1 to the Company's Current Report on Form 8-K filed October 15, 2003 and incorporated herein by reference.)

2.2	Stock Purchase Agreement dated August 26, 2003 by and between IPVoice Communications, Inc. and IP Global Voice, Inc. (Filed as Exhibit 21.0 to the Company's Current Report on Form 8-K filed September 2, 2003 and incorporated herein by reference.)

3.1	Articles of Incorporation of Nova Enterprises, Inc. (Filed as Exhibit 3.(i).1 to the Company's Form 10-SB filed November 3, 1999 and incorporated herein by reference.)

3.2	Certificate of Amendment of Articles of Incorporation changing name to IPVoice Communications, Inc. (Filed as Exhibit 3.(i).2 to the Company's Form 10-SB filed November 3, 1999 and incorporated herein by reference.)

3.3	Certificate of Amendment of Articles of Incorporation changing name to IPVC.com, Inc. (Filed as Exhibit 3.(i).3 to the Company's Form 10-SB filed November 3, 1999 and incorporated herein by reference.)

3.4	Certificate of Amendment of Articles of Incorporation changing name to IPVoice.com, Inc. (Filed as Exhibit 3.(i).4 to the Company's Form 10-SB filed November 3, 1999 and incorporated herein by reference.)

3.5	Certificate of Amendment of Correction completing the description of the Senior Convertible Preferred Shares listed in the Certificate of Amendment of Articles of Incorporation filed on April 19, 1999. (Filed as Exhibit 3.(i).5 to the Company's Quarterly Report of Form 10- QSB filed May 15, 2000 and incorporated herein by reference.)

3.6	Certificate of Amendment of the Articles of Incorporation designating the preferences, limitations and relative rights of Series B Preferred Stock. (Filed as Exhibit 3.(i).6 to the Company's Quarterly Report of Form 10-QSB filed May 15, 2000 and incorporated herein by reference.)

3.7	Certificate of Amendment of Articles of Incorporation changing name to IPVoice Communications, Inc. (Filed as Exhibit 3.(i).7 to the Company's Amendment No. 2 to Form SB-2 filed February 12, 2001 and incorporated herein by reference.)

3.8	Certificate of Amendment of the Articles of Incorporation designating the preferences, limitations and relative rights of Series C Preferred Stock. (Filed as Exhibit 3.(i).8 to the Company's Amendment No. 2 to Form SB-2 filed February 12, 2001 and incorporated herein by reference.)

3.9	Certificate of Amendment to the Articles of Incorporation increasing the authorized common stock to 100,000,000 shares. (Filed as Exhibit 3.(i).9 to the Company's Annual Report on Form 10-KSB filed May 15, 2000 and incorporated herein by reference.)

3.10	Bylaws of Nova Enterprises, Inc. (Filed as Exhibit 3.(ii).1 to the Company's Form 10-SB filed November 3, 1999 and incorporated herein by reference.)

4.1	Form of Private Placement Offering Memorandum dated February 27, 1997 offering 1,600,000 common shares at $0.01 per share. (Filed as Exhibit 4.1 to the Company's Form 10-SB filed November 3, 1999 and incorporated herein by reference.)

4.2	Form of Private Placement Offering Memorandum dated April 20, 1998 offering 992,500 common shares at $1.00 per share. (Filed as Exhibit 4.2 to the Company's Form 10-SB filed November 3, 1999 and incorporated herein by reference.)

4.3	Form of Private Placement Offering Memorandum dated September 15, 1998 offering 100,000 common shares at $0.50 per share. (Filed as Exhibit 4.3 to the Company's Form 10-SB filed November 3, 1999 and incorporated herein by reference.)

4.4	Form of Private Placement Offering Memorandum dated December 1, 1998 offering 1,000,000 common shares at $0.15 per share. (Filed as Exhibit 4.4 to the Company's Form 10-SB filed November 3, 1999 and incorporated herein by reference.)

4.5	Form of Private Placement Offering Memorandum dated February 1, 1999 offering 1,250,000 common shares at $0.40 per share. (Filed as Exhibit 4.5 to the Company's Form 10-SB filed November 3, 1999 and incorporated herein by reference.)

4.6	Form of Private Placement Offering Memorandum dated February 1, 1999 offering 104 Units at $25,000.00 per unit. (Filed as Exhibit 4.6 to the Company's Form 10-SB filed November 3, 1999 and incorporated herein by reference.)

4.7	Form of Promissory Note for Private Placement Offering of 104 Units at $25,000 per unit. (Filed as Exhibit 4.7 to the Company's Form 10-SB filed November 3, 1999 and incorporated herein by reference.)

4.8	Form of Warrant for Private Placement Offering of 104 Units at $25,000 per unit. (Filed as Exhibit 4.8 to the Company's Form 10-SB filed November 3, 1999 and incorporated herein by reference.)

4.9	Certificate of Designation, Preferences and Rights of Class C Cumulative Convertible Preferred Stock (Filed as Exhibit 10.2 to the Company's Form 8-K filed March 3, 2005 and incorporated herein by reference.)

4.10	Certificate of Designation, Preferences and Rights of Class D Cumulative Preferred Stock (Filed as Exhibit 10.3 to the Company's Form 8-K filed March 3, 2005 and incorporated herein by reference.)

10.1	Secured Convertible Promissory Note dated August 26, 2003 from IP Global Voice, Inc. (Filed as Exhibit 20.0 to the Company's Current Report on Form 8-K filed September 2, 2003 and incorporated herein by reference.

10.2	DCI Acquisition Agreement (Filed as Exhibit 10.1 to the Company's Form 8-K filed March 3, 2005 and incorporated herein by reference.)

10.3	8% Promissory Note by and between NewMarket Technology, Inc., as Borrower, and Glenwood Partners, L.P. dated as of March 9, 2005 (Filed as Exhibit 10.3 to the Company's Form 8-K filed March 15, 2005 and incorporated herein by reference.)

10.4	Quota Purchase and Sale Agreement between NewMarket Technology, Inc., Flavio Da Silva, Marcio Pissardo, Celso Isberner, Alexanre Couto and Mind Information Services Ltda. (Filed as Exhibit 10.1 to the Company's Form 8-K filed March 8, 2006 andi ncorporated herein by reference.)

10.5	Agreement and Plan of Reorganization by and between NewMarket Technology, Inc., NewMarket China, Inc. and Intercell International Corp. (Filed as Exhibit 10.1 to the Company's Form 8-K filed August 11, 2006 and incorporated herein by reference.)

10.6	Stock Purchase Agreement by and between Medical Office Software, Inc., NewMarket Technology, Inc. and VirtualHealth Technologies, Inc. (Filed as Exhibit 10.1 to the Company's Form 8-K filed October 12, 2006 and incorporated herein by reference.)

14.1	NewMarket Technology, Inc. Code of Ethics (Filed as Exhibit 14.1 to the Company's Form 10-KSB filed March 31, 2006 and incorporated herein by reference.)

14.2	NewMarket Technology, Inc. Audit Committee Charter (Filed as Exhibit 14.1 to the Company's Form 10-KSB filed March 31, 2006 and incorporated herein by reference.)

16.1	Durland & Company, CPAs, PA letter regarding change of accountant. (Filed as Exhibit 16.1 to the Company's Form 8-K filed February 28, 2005 and incorporated herein by reference.)

31.1 *	Certification of Chief Executive Officer Pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934 as amended.

31.2 *	Certification of Chief Financial Officer Pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934 as amended.

32.1 *	Certification of Chief Executive Officer Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

* Filed Herewith

Signatures

In accordance with Section 13 or Section 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NewMarket Technology, Inc.
(Registrant)

Date October 10, 2007	By:	/s/ Philip M. Verges
Name Philip M. Verges
Title Chief Executive Officer and Chairman of the Board of Directors

Date October 10, 2007	By:	/s/ Philip J. Rauch
Name Philip J. Rauch
Title Chief Financial Officer

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Philip M. Verges	Chief Executive Officer and	October 10, 2007
Philip M. Verges	Chairman of the Board

/s/ Philip J. Rauch	Chief Financial Officer and Director	October 10, 2007
Philip J. Rauch

/s/ James Mandel	Director	October 10, 2007
James Mandel

/s/ Bruce Noller	Director	October 10, 2007
Bruce Noller

/s/ Hugh G. Robinson	Director	October 10, 2007
Hugh G. Robinson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
NewMarket Technology, Inc.
Dallas, Texas

We have audited the accompanying balance sheet of NewMarket Technology, Inc., as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the three years ended December 31, 2006. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NewMarket Technology, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of operations and cash flows for each of the three years ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Pollard-Kelley Auditing Services, Inc.
Fairlawn, Ohio
April 17, 2007

NewMarket Technology, Inc.
Consolidated Balance Sheet
December 31,
ASSETS	2006 (Restated)	2005
CURRENT ASSETS
Cash	$3,294,171	$3,106,521
Accounts receivable, net of allowance of $86,032 and $55,936	12,600,352	15,060,648
Inventory, at cost	900,899	1,237,063
Prepaid expenses, deposits and other current assets	1,468,078	1,239,323
Total current assets	18,263,500	20,643,555
PROPERTY AND EQUIPMENT
Computer and office equipment	2,906,680	2,499,759
Less: Accumulated depreciation	(1,658,373)	(1,914,000)
Total property and equipment	1,248,307	585,759
OTHER ASSETS
Notes receivable including accrued interest	5,856,839	3,324,541
Investment in unconsolidated affiliates/subsidiaries	8,826,400	1,012,512
Investment in restricted securities	875,000	0
Deposit on investment in unconsolidated affiliates	0	1,250,000
Goodwill	26,250,473	21,091,034
Software code, net of accumulated amortization	3,182,746	3,219,254
Intangible property	72,881	385,532
Total other assets	45,064,339	30,282,873
Total Assets	$64,576,145	$51,512,187
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable
Trade	$3,369,039	$9,512,436
Related parties	7,830	21,668
Accrued expenses
Trade	1,955,412	2,357,329
Income and sales tax payable	25,348	109,653
Deferred revenue	0	252,348
Customer deposits	224,057	93,723
Current portion of long-term debt	285,868	236,771
Short-term debt	2,377,722	1,918,303
Total current liabilities	8,245,276	14,502,231
LONG-TERM LIABILITIES
Deferred income tax liability	3,910	3,552
Notes payable	9,911,952	4,240,379
Total long-term liabilities	9,915,862	4,243,931
Total Liabilities	18,161,138	18,746,162
Minority interest in consolidated subsidiaries	1,247,418	0
STOCKHOLDERS’ EQUITY
Senior convertible preferred stock, $0.001 par value, authorized 10,000,000 shares; Series A, 100; Series C 925 and 2,303; Series D 0 and 550; Series E 750 and 1,100; Series F 2,000 and 3,000; Series G 200 and 4,900; Series H 1,035 and 1,300 and; Series I 975 and 1,300 issued and outstanding at December 31, 2006 and 2005, respectively	5	15
Common stock, $0.001 par value, 300,000,000 shares authorized; 174,165,284 and 108,737,365 issued and outstanding at December 31, 2006 and 2005, respectively	174,165	108,737
Deferred compensation	(265,758)	(629,145)
Additional paid-in capital	45,840,098	40,482,944
Accumulated comprehensive income (loss)	779,735	51,627
Accumulated deficit	(1,360,657)	(7,248,151)
Total stockholders’ equity	45,167,589	32,766,027
Total Liabilities and Stockholders’ Equity	$64,576,145	$51,512,189

NewMarket Technology, Inc.
Consolidated Statements of Operations
Years Ended December 31,

	2006 (Restated)	2005	2004
REVENUES
Services revenue	$67,847,261	$39,148,965	$14,575,415
Contract revenues	3,847,945	3,063,681	3,237,743
Product revenues	5,940,416	7,925,048	7,163,976
Total revenues	77,635,622	50,137,694	24,977,134
COST OF SALES
Services COS	48,262,075	23,882,781	6,149,952
Contract COS	2,698,207	1,657,292	2,114,694
Product COS	4,792,157	6,047,487	5,188,712
Total Cost of sales	55,752,439	31,587,560	13,453,358
Gross Margin	21,883,183	18,550,134	11,523,776
OPERATING EXPENSES:
Employee compensation	10,305,045	10,105,543	5,995,152
General and administrative expenses	5,138,833	4,026,123	3,335,294
Selling and marketing	1,191,463	616,383	925,680
Research & Development	0	110,844	63,251
Depreciation and amortization	786,173	621,775	588,087
Bad debt expense	0	0	157,363
Warranty reserve	0	0	28,109
Inventory reserve	0	0	253,587
Total expenses	17,421,514	15,480,668	11,346,523
Income (Loss) from operations	4,461,669	3,069,466	177,253
OTHER INCOME (EXPENSE):
Interest income	1,023,967	449,538	169,335
Interest expense	(503,714)	(449,227)	(155,487)
Foreign currency transaction gain (loss)	13,298	3,662	(9,081)
Inflation effects	(318,539)	(12,873)	46,331
Bad debt expense recoupment	0	574,712	0
Gain on debt forgiveness	0	203,872	0
Gain on sale of subsidiary	625,816	0	0
Gain on capital contribution for subsidiary	1,300,000	0	0
Lawsuit settlement expense	(92,124)	(818,372)	0
Other expense	(365,810)	(174,506)	0
Other income	98,826	119,259	14,188
Total other income (expense)	1,781,720	(103,935)	65,286
Net income before income tax (credit) and minority interest	6,243,389	2,965,531	242,539
Foreign income tax (credit)	55,886	56,582	(21,734)
Minority interest in consolidated subsidiary income (loss)	(300,010)	0	(66,761)
Net income	5,887,493	2,908,949	154,044
Other comprehensive income (loss)
Foreign currency translation gain (loss)	728,108	(209,873)	261,500
Comprehensive income	$6,615,601	$2,699,076	$415,544
Income per weighted average common share - basic	$0.04	$0.03	$0.01
Income per weighted average common share - fully diluted	$0.03	$0.02	$0.01
Number of wtd average common shares outstanding - basic	158,604,670	95,814,972	64,218,004
Number of wtd average common shares outstanding - fully diluted	215,034,964	182,759,172	108,323,004

NewMarket Technology, Inc.
Consolidated Statements of Stockholders’ Equity
(Restated)
	Number of Shares		Par Value of Stock		Additional Paid-In	Deferred	Accum Comp Income	Accumulated	Total Stockholders’ Equity
	Pfd	Common	Pfd	Common	Capital	Comp	(Loss)	Deficit

BEGINNING BALANCE, December 31, 2003	3,903	50,934,786	4	50,935	15,202,578	0	0	(10,327,859)	5,137,826
Conversion of Series B pref. stock	(503)	1,075,257	(1)	1,075	(1,074)	0	0	0	0
Conversion of debt to common stock	0	25,087,115	0	25,087	4,303,756	0	0	0	4,328,843
Issuance of common stock for services	0	2,668,845	0	2,669	796,621	(714,500)	0	0	84,790
Issuance of common stock for acquisition	0	2,000,000	0	2,000	977,000	0	0	0	979,000
Issuance of Series D pref. stock	550	0	1	0	364,999	0	0	0	365,000
Issuance of Series E pref. stock	2,000	0	2	0	1,999,998	0	0	0	2,000,000
Issuance of Series F pref. stock	3,000	0	3	0	2,999,997	0	0	0	3,000,000
Amortization of deferred compensation	0	0	0	0	0	607,222	0	0	607,222
Other comprehensive income (loss)	0	0	0	0	0	0	261,500	0	261,500
Net income	0	0	0	0	0	0	0	170,759	170,759
BALANCE, December 30, 2004	8,950	81,766,003	9	81,766	26,643,875	(107,278)	261,500	(10,157,100)	16,722,772
Conversion of Series C pref. stock	(997)	1,673,300	(1)	1,673	(1,672)	0	0	0	0
Conversion of Series E pref. stock	(900)	2,373,757	(1)	2,374	(2,373)	0	0	0	0
Conversion of debt to Series G pref stock	4,900	0	5	0	4,899,995	0	0	0	4,900,000
Issuance of Series H pref stock	1,300	0	1	0	1,299,999	0	0	0	1,300,000
Issuance of Series I pref stock	1,400	0	2	0	1,399,998	0	0	0	1,400,000
Issuance of common stock for loan penalty	0	100,000	0	100	62,400	0	0	0	62,500
Conversion of debt to common stock	0	18,572,309	0	18,572	4,311,208	0	0	0	4,329,780
Issuance of common stock for services	0	3,700,000	0	3,700	1,370,075	(1,050,075)	0	0	323,700
Issuance of common stock - settle lawsuit	0	551,996	0	552	499,438	0	0	0	499,990
Amortization of deferred compensation	0	0	0	0	0	528,208	0	0	528,208
Other comprehensive income (loss)	0	0	0	0	0	0	(209,872)	0	(209,872)
Net income	0	0	0	0	0	0	0	2,908,949	2,908,949
BALANCE, December 31, 2005	14,653	108,737,365	15	108,737	40,482,943	(629,145)	51,628	(7,248,151)	32,766,027
Conversion of preferred stock	(9,168)	29,589,555	(9)	29,590	(29,581)	0	0	0	0
Conversion of debt to common stock	0	34,010,321	0	34,010	4,692,447	0	0	0	4,726,457
Issuance of common stock for services	0	1,828,043	0	1,828	694,289	(661,450)	0	0	34,667
Amortization of deferred compensation	0	0	0	0	0	1,024,837	0	0	1,024,837
Other comprehensive income (loss)	0	0	0	0	0	0	728,108	0	728,108
Net income	0	0	0	0	0	0	0	5,887,494	5,887,494
ENDING BALANCE, December 31, 2006	5,485	174,165,284	$6	$174,165	$45,840,098	$(265,758)	$779,736	$(1,360,657)	$45,167,590

NewMarket Technology, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2006 (Restated)	2005	2004
Net income	$5,887,494	$2,908,949	$154,044
Adjustments to reconcile net income to net cash used by operating activities:
Minority interest in consolidated subsidiary income (loss)	(300,010)	0	66,761
Gain on sale of subsidiaries	(625,816)	0	0
Gain on capital contribution for subsidiaries	(1,300,000)	0	0
Bad debt, warranty and inventory reserves	1,071	(375,953)	439,059
Stock issued for services	1,037,837	851,908	692,012
Depreciation and amortization	786,173	621,775	588,087
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	2,829,931	(10,070,604)	(2,711,737)
(Increase) decrease in inventory	370,326	208,651	181,004
(Increase) decrease in prepaid expenses and deposits	(339,227)	(196,420)	(40,869)
Increase (decrease) in accounts payable - trade	(3,721,042)	6,491,064	217,141
Increase (decrease) in accounts payable - related parties	(634,596)	(59,742)	205,591
Increase (decrease) in customer deposits	131,763	146,821	548,575
Increase (decrease) in deferred revenue	(252,348)	252,348	112,525
Increase (decrease) in accrued expenses	(1,103,815)	620,188	192,384
Increase (decrease) in payables to affiliates	(6)	57,794	(137,734)
Increase (decrease) in income taxes payable	(88,937)	31,025	(238,645)

Net cash provided by operating activities	2,678,797	1,487,804	268,198

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable advances	0	(1,215,000)	0
Investment in unconsolidated affiliates	0	(1,283,512)	(1,283,512)
Acquisition of intangible asset	(287,097)	(56,000)	(478,185)
Purchase of property and equipment	(315,942)	0	(90,133)

Net cash used by investing activities	(603,039)	(2,554,512)	(1,851,830)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital leases	0	0	(20,926)
Advances on notes payable	800,000	2,177,156	2,304,613
Payments on notes payable	(3,546,140)	(732,348)	(317,630)
Advances on short term line of credit	0	495,171	0
Payments on short term line of credit	0	(45,815)	(286,287)
Cash purchased in acquisitions	0	0	795,512

Net cash provided by financing activities	(2,746,140)	1,894,164	2,475,282

Effect of exchange rates on cash	858,032	(276,838)	32,170

Net increase (decrease) in cash and equivalents	187,650	550,618	923,820

CASH, beginning of period	3,106,521	2,555,903	1,632,083

CASH, end of period	$3,294,171	$3,106,521	$2,555,903

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$503,714	$449,227	$155,487

Non-Cash Financing Activities:
Common stock issued to settle debt	$4,726,457	$4,329,780	$4,328,843
Common stock issued for acquisition of affiliate	$0	$0	$979,000
Preferred stock issued for acquisition of consolidated subsidiaries	$0	$2,700,000	$5,365,000
Issuance of promissory note and preferred stock to acquire subsidiaries	$0	$0	$5,365,000
Preferred stock issued to settle debt	$0	$4,900,000	$0

NewMarket Technology, Inc.
Notes to Consolidated Financial Statements

(1)	Description of Business and Summary of Significant Accounting Policies

The Company

 NewMarket Technology, Inc, (f/k/a IPVoice Communications, Inc.), (the “Company”), is a Nevada corporation which conducts business from its headquarters in Dallas, Texas.  The Company was incorporated on February 19, 1997 as Nova Enterprises, Inc., changed its name to IPVoice Communications, Inc. in March of 1998, then to IPVoice.com, Inc. in May of 1999, back to IPVoice Communications, Inc. in January of 2001 and to NewMarket Technology, Inc., in July 2004.  The Company is involved in the information technology industry, principally voice over internet, systems integration, homeland defense and medical office information technology.

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

Significant acquisitions

In February 2006, the Company entered into a Quota Purchase and Sale Purchase Agreement with the founders of  UniOne Consulting Ltda., a Brazilian limited liability company, (“UniOne”), to acquire the founders’ 100% interest in UniOne.  The purchase price to be paid by the Company is $6,460,320, which may be increased to $8,539,680 based on various financial benchmarks.  The purchase price is payable in tranches through the end of 2008.UniOne is a systems integrator, developer and business practice implementation company, providing support for the integration and maintenance of enterprise software applications. UniOne is located in Sao Paulo and Rio de Janeiro, Brazil, as well as a regional office in Santiago de Chile, Chile.

Principles of consolidation

The Company accounts for its investments in affiliates and subsidiaries in accordance with Statement of Financial Accounting Standard No. 94, (SFAS 94), and Accounting Research Bulletin No. 51, (ARB 51). The Company uses two different methods to report its investments in its subsidiaries and other companies: consolidation and the equity method.

Consolidation

The Company uses the consolidation method to report its investment in its subsidiaries and other companies when the Company owns a majority of the voting stock of the subsidiary.  All inter-company balances and transactions have been eliminated. Infotel, the Company’s Singapore based subsidiary, has been on a September 30 fiscal year end since its inception. The Company elected, pursuant to ARB 51, to account for the operations of Infotel on a matching period to matching period with the parent’s financials. This means that  should there be a significant shift in Infotel’s operations, positive or negative, it will not be reflected in the consolidated financials for an additional 90 days.

NewMarket Technology, Inc.
Notes to Consolidated Financial Statements

(1)	Description of Business and Summary of Significant Accounting Policies (Continued)

Equity Method

The Company uses the equity method to report investments in businesses where it holds 20% to 50% voting interest, but does not control operating and financial policies.

Under the equity method, the Company reports:

•	Its interest in the entity as an investment on its balance sheets, and
•	Its percentage share of earnings or losses on its statement of operations

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

In 2004, as a result of the acquisition of Infotel, the Company recorded as an asset in its consolidated balance sheet, Software Code. This asset is a permanent license for “uOne”unified messaging service system. In addition, Infotel received the underlying coding for this software. Uone was acquired by Cisco Systems from Amtiva Technology in 1999. In 2001, Cisco sold the operating division which was utilizing this software to CMG Wireless Data Solutions. In April 2000, Appiant, the then sole

NewMarket Technology, Inc.
Notes to Consolidated Financial Statements

(1)	Description of Business and Summary of Significant Accounting Policies (Continued)

stockholder of Infotel, purchased this license from Cisco for $10,000,000. Appiant paid $3,000,000 of this license fee and the $7,000,000 balance was later forgiven as a result of a settlement agreement between Cisco and Appiant as part of Cisco’s decision to sell the operating division to CMG. Appiant had borrowed $5,000,000 from Infotel which was secured by this license and code. When Appiant defaulted on this note, Infotel forclosed on the license and code. Even though this license and code were valued at $10,000,000 based on the license fee between  Appiant and Cisco, Infotel has elected to value the license and code, on its books, at the amount of the defaulted note, $5,000,000. The software license and code were incidental to the Company’s purchase of Infotel, however the Company quickly saw how this software license and code could be utilized through its majority-owned subsidiary, IP Global Voice, (IPGV). The Company began utilizing this software in the IPGV services offered to its customers. The Company believes that the remaining useful life of this asset is approximately 10 years, therefore it is being amortized over this period beginning in 2004. Expenditures to modify, maintain and update the software will be expensed when incurred. The Company also evaluates at least annually, for potential impairment and its assumption of the remaining life, the recorded value of this software license and code, by means of a cash flow analysis in accordance with SFAS 142. The Company began deriving revenue in 2004, from the use of this software through its majority-owned subsidiary, IPGV.

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

Concentration of risk - geographic

As a result of the various acquisitions in 2003 through 2006, the Company now has offices, employees and customers in a variety of foreign countries. Its four foreign based subsidiaries are located in Singapore; Caracas, Venezuela; Ningbo and Shanghai, Peoples Republic of China and Sao Paulo, Brazil. RKM, based in Caracas, Venezuela, serving Latin America, represents approximately 2% of the Company’s total revenue and 1.5% of total assets; Infotel, based in Singapore, and serving Asia, represents approximately 3.5% of the Company’s total revenue and 12% of total assets; Clipper Technology, based in Ningbo, China, serving Asia, represents approximately 36% of the Company’s total revenue and 6% of total assets and UniOne, based in Sao Paulo, Brazil, serving Latin America, represents approximately 24% of the Company’s total revenue and 6% of total assets.

Investment in unconsolidated affiliates/subsidiaries

The Company’s investment in affiliates at December 31, 2006, is composed of a 20% equity position in Red Moon Broadband, Inc., a 20% equity position in TekVoice Communications, Inc., a 49% interest in

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

Recent issued accounting pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS No. 109”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 also prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized as an adjustment to the opening balance of accumulated deficit (or other appropriate components of equity) for that fiscal year. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of the adoption of FIN 48 but does not currently expect the adoption of this new standard to have a material impact on our financial position, results of operations, or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108, to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted SAB 108 effective as of December 31, 2006. The adoption of this bulletin did not have a material impact on our financial position, results of operations, or cash flows.

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

(2)	Stockholders’ Equity

The Company has authorized 300,000,000 shares of $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock.  Rights and privileges of the preferred stock are to be

NewMarket Technology, Inc.
Notes to Consolidated Financial Statements

(2)	Stockholders’ Equity (Continued)

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

During the year ended December 31, 2006, the Company issued 29,589,555 shares of common stock to convert 1,378 shares of Series C, 550 shares of Series D, 950 shares of Series E,  1,000  shares of Series F, 4,700 shares of Series G, 265  shares of Series H and 325 shares of Series Ipreferred  stock.  During 2006, the Company issued 1,828,043 shares of common  stock for  services  to nine  parties.  Seven  agreements  are prospective for 1 year and two were for services previously  rendered. These shares were valued at $682,300, or $0.37 per share.During 2006, the Company issued 34,010,321 shares of common stock to service approximately $4.7 million of convertible debt and accrued interest.

At December 31, 2006, the shares of preferred stock represented approximately 17,759,365 shares of common stock, had they been elected to be converted on December 31, 2006.

(3)	Income Taxes

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.  The Company has net operating loss carry-forwards for income tax purposes of approximately $3,195,700 which expire beginning December 31, 2117.  There may be certain limitations on the Company’s ability to utilize the loss carry-forwards in the event of a change of control, should that occur. In addition, the Company amortizes goodwill for income tax purposes, but not for reporting purposes. The amount recorded as a deferred tax asset, cumulative as of December 31, 2006, is $1,278,000, which represents the amount of tax benefits of the loss carry-forwards and goodwill amortization.  The Company has established a valuation allowance for this deferred tax asset of $1,278,000, as the Company has no long-term history of profitable operations, in substantive amount necessary to utilize this asset.  The significant components of the net deferred tax asset as of December 31, 2006 are:

Net operating losses	$0
Goodwill amortization	1,278,000
Valuation allowance	(1,278,000)
Net deferred tax asset	$0

The Company utilized approximately $4,000,000, $1,100,000 and $23,000 of its deferred tax asset for the years ended December 31, 2006, 2005 and 2004, respectively..

(4)	Convertible debt

For the year ended December 31, 2006, the Company serviced approximately $4.7 million of convertible debt and accrued interest by issuing 34,010,321 shares of restricted common stock

NewMarket Technology, Inc.
Notes to Consolidated Financial Statements

(5)	Earnings per share

Following is the disclosure required by SFAS 128.

For the year ended December 31, 2006
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS:
Income available to common stockholders	$6,243,389	158,604,032	$0.04
Effect of Dilutive Securities:
Convertible preferred stock	0	16,430,294
Convertible debt	0	40,000,000
Diluted EPS:
Income available to common stockholders + assumed conversions	$6,243,389	215,034,326	$0.03

For the year ended December 31, 2005
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS:
Income available to common stockholders	$2,908,949	95,814,972	$0.03
Effect of Dilutive Securities:
Convertible preferred stock	0	46,944,200
Convertible debt	0	40,000,000
Diluted EPS:
Income available to common stockholders + assumed conversions	$154,044	182,759,172	$0.02

For the year ended December 31, 2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS:
Income available to common stockholders	$154,044	64,218,004	$0.01
Effect of Dilutive Securities:
Convertible preferred stock	0	4,105,000
Convertible debt	0	40,000,000
Diluted EPS:
Income available to common stockholders + assumed conversions	$154,044	108,323,004	$0.01

NewMarket Technology, Inc.
Notes to Consolidated Financial Statements

(6)	Software

Infotel, the Company’s wholly-owned Singapore based subsidiary, owns a software package, which Infotel acquired from its former parent, Appiant Technologies, as settlement for debt owed Infotel by Appiant of approximately $8 million. Appiant acquired the software from Cisco. Cisco acquired the software from Amtiva for a reported $100 million. The Company has impaired the value of the software to $5.2 million. In addition, the Company recorded negative goodwill of $1,158,000 as a result of the acquisition of Infotel from the creditors of Appiant. Negative goodwill is spread pro-rata against all long-lived assets of Infotel, rather than being recorded as part of goodwill. This software was the only long-lived asset of Infotel, therefore its book value is further reduced by $1,158,000, leaving a net value of approximately $4 million. The Company believes that this software has a remaining useful life of 10 years from acquisition date, therefore, the Company is amortizing the balance at a rate of approximately $100,000 per quarter.

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

(8)	Selected quarterly financial data (unaudited)

(All numbers are in thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2006:
Net revenues	$17,330	16,870	18,975	24,461
Gross margin	$5,127	4,433	5,456	6,867
Net income	$434	482	1,379	3,592
Net income/share-basic	$0.01	0.01	0.01	0.02
Net income/share-diluted	$0.01	0.01	0.01	0.01

2005:
Net revenues	$10,187	10,419	14,211	15,321
Gross margin	$4,736	3,856	4,641	5,317
Net income	$102	114	1,229	1,464
Net income/share-basic	$0.01	0.01	0.01	0.01
Net income/share-diluted	$0.01	0.01	0.01	0.01

NewMarket Technology, Inc.
Notes to Consolidated Financial Statements

(9)	Subsequent events (unaudited)

In February 2007, NewMarket executed a share exchange agreement with Paragon Financial Corporation, (“Paragon”), a Delaware corporation,  under which the Company will sell its interest in Unione to in exchange for the issuance to the Company of a supermajority voting preferred stock.  These preferred shares will be deemed at all times as the equivalent of ninety-percent (90%) of the common shares of Paragon for voting purposes on all matters.  It is anticipated that this transaction will close in the second quarter of 2007.

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

In the first quarter of 2007, the Company issued 11,010,321 shares of common stock for the conversion of convertible debt and accrued interest.

(10)	Restatement

In connection with the restatement of the Company’s financial statements for the year ended December 31, 2006, the following tables set forth the adjustments made to the respective statements in accordance with Paragraph 26 of SFAS 154:

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2006

	ORIGINALLY		AS
	REPORTED	ADJUSTMENTS	RESTATED	NOTE

ASSETS

CURRENT ASSETS
Cash	$3,299,380	(5,209)	$3,294,171	2
Accounts receivable	12,014,613	585,739	12,600,352	2
Inventory	900,899	-	900,899	2
Prepaid expenses, and other
current assets	1,027,063	441,015	1,468,078	2
Total current assets	17,241,955		18,263,500

PROPERTY AND EQUIPMENT
Computer and office equipment	3,286,677	(379,997)	2,906,680	2
Less: accum. Depreciation	(2,035,310)	376,937	(1,658,373)	2
Total property and equipment	1,251,367		1,248,307

OTHER ASSETS
Notes receivable	5,150,500	706,339	5,856,839	2
Investment in affiliates	9,076,400	(250,000)	8,826,400	2
Investment in restricted securities	-	875,000	875,000	2
Goodwill	28,698,657	(2,448,184)	26,250,473	2
Software code, net	3,182,746	-	3,182,746
Intangibles	773,898	(701,017)	72,881	2
Total other assets	46,882,201		45,064,339

Total Assets	$65,375,523		$64,576,146

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable
Trade	$6,029,932	(2,660,893)	$3,369,039	2
Related parties	7,830	-	7,830
Accrued expenses
Trade	1,969,031	(13,619)	1,955,412	2
Taxes payable	25,348	-	25,348
Customer deposits	224,057	-	224,057
Current portion, long-term debt	227,075	58,793	285,868	2
Short-term debt	2,620,722	(243,000)	2,377,722	2
Total current liabilities	11,103,995		8,245,276

LONG-TERM LIABILITIES
Deferred income tax	3,910	-	3,910
Notes payable	9,911,952	-	9,911,952
Total long-term liabilities	9,915,862		9,915,862

Total Liabilities	21,019,857		18,161,138

Minority interest in subsidiaries	1,192,416	55,002	1,247,418	1

STOCKHOLDERS' EQUITY
Preferred stock	6	-	6
Common stock	174,165	-	174,165
Deferred compensation	(265,758)	-	(265,758)
Add'l paid-in capital	45,840,098	-	45,840,098
Accum. comp. income	646,210	133,525	779,735	1
Accum. deficit	(3,231,471)	1,870,814	(1,360,657)	1,2
Total stockholders' equity	43,163,250		45,167,589

Total Liabilities and Stockholders' Equity	$65,375,523		$64,576,145

STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006

	ORIGINALLY		AS
	REPORTED	ADJUSTMENTS	RESTATED	NOTES

REVENUES	$77,635,622	-	$77,635,622

COST OF SALES	55,752,439	-	55,752,439

Gross Margin	21,883,183		21,883,183

OPERATING EXPENSES
General & admin. expenses	16,635,341	-	16,635,341
Depreciation & amortization	786,173	-	786,173
Total expenses	17,421,514		17,421,514

Income from operations	4,461,669		4,461,669

OTHER INCOME (EXPENSE)
Interest income	1,023,967	-	1,023,967
Interest expense	(503,714)	-	(503,714)
Foreign currency gain	13,298	-	13,298
Inflation effects	(318,539)	-	(318,539)
Gain on sale of subsidiary	-	625,816	625,816	2
Gain on capital contribution		1,300,000	1,300,000	1
Lawsuit settlement	(92,124)	-	(92,124)
Other expense	(365,810)	-	(365,810)
Other income	98,826	-	98,826
Total other income (expense)	(144,096)		1,781,720

Net income before income tax and
minority interest	4,317,573		6,243,389
Foreign income tax	55,886	-	55,886
Minority interest in subsidiary	245,008	(55,002)	300,010	1

Net income	4,016,679		5,887,493

Other comprehensive income
Foreign currency gain	594,583	133,525	728,108	1

Comprehensive income	$4,611,262		$6,615,601

CONSOLDATED STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2006

	ORIGINALLY		AS
	REPORTED	ADJUSTMENTS	RESTATED	NOTES

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,016,679	1,870,815	$5,887,494	1,2
Adjustments:
Minority interest in subsidiary	245,008	(545,018)	(300,010)	2
Gain on sale of subsidiary	-	(625,816)	(625,816)	2
Gain on capital contribution	-	(1,300,000)	(1,300,000)	2
Bad debt	1,071	-	1,071
Stock issued for services	1,037,837	-	1,037,837
Depreciation and amortization	786,173	-	786,173
Changes in assets and liabilities:		-
(Increase) decrease in accounts receivable	3,483,934	(654,003)	2,829,931	2
(Increase) decrease in inventory	370,326	-	370,326
(Increase) decrease in prepaid expenses	660,773	(1,000,000)	(339,227)	2
Increase (decrease) in accounts payable-trade	(4,721,042)	1,000,000	(3,721,042)	2
Increase (decrease) in accounts payable-related	(634,596)	-	(634,596)
Increase (decrease) in deposits	131,763	-	131,763
Increase (decrease) in deferred revenue	(252,348)	-	(252,348)
Increase (decrease) in accrued expenses	(2,103,815)	1,000,000	(1,103,815)	2
Increase (decrease) in payables to affiliaites	(6)	-	(6)
Increase (decrease) in taxes payable	(88,937)	-	(88,937)
Net cash provided by operating activities	2,932,820		2,678,798

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible asset	(287,652)	555	(287,097)	2
Purchase of property and equipment	(218,939)	(97,003)	(315,942)	2
Net cash used by investing activities	(506,591)		(603,039)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on notes payable	1,804,149	(1,004,149)	800,000	2
Payments on notes payable	(3,887,544)	341,404	(3,546,140)	2
Net cash used in financing activities	(2,083,395)		(2,746,140)

Effect of exchange rates on cash	(149,975)	1,008,007	858,032	1

Net increase in cash	192,859		187,651

CASH beginning of period	3,106,521		3,106,521

CASH end of period	$3,299,380		$3,294,172

Notes to adjustments:

(1)	Adjustments were a result of an error in the accounting treatment of the minority interest in a consolidated subsidiary for the year ended December 31, 2007.
(2)
Adjustments were a result of the removal of the balance sheet of a previously consolidated subsidiary, erroneously included in the original filing of the financial statements on Form 10-K for the year ended December 31, 2006.  The Company sold its interest in the subsidiary at the end of the third quarter of 2006 but failed to remove the related balance sheet from the previously filed financial statements,