Form 10-Q
period 2007-09-30
NewMarket Technology Inc
filed 2007-11-14
CIK 1092083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark-One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

(972) 386-3372
 (Issuer’s Telephone Number, Including Area Code)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _ X      No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.   See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

  Large Accelerated Filer ____        Accelerated Filer ____       Non-Accelerated Filer _X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ____     No  _X__

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
As of November 14, 2007, the registrant had 199,478,763 shares of common stock outstanding.

INDEX
NEWMARKET TECHNOLOGY, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets— September 30, 2007 and December 31, 2006.

Condensed Consolidated Statements of Operations— Three and Nine Months Ended September 30, 2007 and 2006.

Condensed Consolidated Statements of Cash Flows— Three and Nine Months Ended September 30, 2007 and 2006.

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information.

Item 6.	Exhibits and Reports on Form 8-K.

SIGNATURES

CERTIFICATIONS

ITEM 1.   FINANCIAL STATEMENTS

NewMarket Technology, Inc.
Consolidated Balance Sheet
ASSETS	September 30, 2007	December 31, 2006
CURRENT ASSETS	(Unaudited)
Cash	$3,015,753	$3,294,171
Accounts receivable, net of allowance of $29,198 and $86,032	19,221,263	12,600,351
Inventory, at cost	1,258,309	900,899
Prepaid expenses, deposits and other current assets	2,549,098	1,468,078
Total current assets	26,044,423	18,263,499
PROPERTY AND EQUIPMENT
Computer and office equipment	3,423,078	2,906,680
Less: Accumulated depreciation	(2,206,564)	(1,658,373)
Total property and equipment	1,216,514	1,248,307
OTHER ASSETS
Notes receivable including accrued interest	8,694,272	5,856,839
Investment in unconsolidated affiliates	8,826,400	8,826,400
Investment in restricted securities	875,000	875,000
Goodwill	23,802,289	26,250,473
Software code, net of accumulated amortization	2,847,555	3,182,746
Intangible property, net	233,979	72,881
Total other assets	45,279,495	45,064,339
Total Assets	$72,540,432	$64,576,145
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable
Trade	$3,760,704	$3,369,039
Related parties	7,843	7,830
Accrued expenses
Trade	2,627,865	1,955,412
Income and sales tax payable	38,683	25,348
Customer deposits	290,674	224,057
Current portion of long-term debt	35,843	285,868
Short-term debt	1,498,688	2,377,722
Total current liabilities	8,260,300	8,245,276
LONG-TERM LIABILITIES
Deferred income tax liability	70,329	3,910
Notes payable	10,168,486	9,911,952
Total long-term liabilities	10,238,815	9,915,862
Total Liabilities	18,499,115	18,161,138
Minority interest in consolidated subsidiaries	764,760	1,247,418
STOCKHOLDERS’ EQUITY
Senior convertible preferred stock, $0.001 par value, authorized 10,000,000 shares; Series A, 100; Series B 0; Series C 425; Series D 0; Series E 51 and 750; Series F 1,700 and 2,000; Series G 0 and 200;Series H 1,035 and Series I 541and 975 issued and outstanding shares at September 30, 2007 and December 31, 2006, respectively	4	5
Common stock, $0.001 par value, authorized 300,000,000 shares; 199,478,763 and 174,165,284 issued and outstanding shares at September 30, 2007 and December 31, 2006, respectively	199,479	174,165
Deferred compensation	(150,000)	(265,758)
Additional paid-in capital	51,046,286	45,840,098
Accumulated comprehensive income (loss)	775,236	779,735
Retained earnings (accumulated deficit)	1,405,552	(1,360,657)
Total stockholders’ equity	53,276,557	45,167,589
Total Liabilities and Stockholders’ Equity	$72,540,432	$64,576,145

NewMarket Technology, Inc.
Consolidated Statements of Operations
Three and Nine Months Ended September 30,
(Unaudited)
	Three Months		Nine Months
REVENUES	2007	2006	2007	2006
Services revenue	$21,000,514	$16,465,706	$56,914,494	$46,663,671
Contract revenue	478,094	649,178	1,803,289	1,903,495
Product revenue	1,955,317	1,859,914	4,741,939	4,607,358
Total revenue	23,433,925	18,974,798	63,459,722	53,174,524
COST OF SALES
Services COS	16,569,854	11,644,128	44,498,266	33,279,242
Contract COS	396,782	362,963	1,453,033	1,110,610
Product COS	1,611,625	1,511,583	3,845,915	3,768,427
Total cost of sales	18,578,261	13,518,674	49,797,214	38,158,279
Gross Margin	4,855,664	5,456,124	13,662,508	15,016,245
OPERATING EXPENSES:
General and administrative expenses	3,150,886	4,252,211	10,114,354	12,236,233
Depreciation and amortization	149,101	157,927	565,614	512,525
Total expenses	3,299,987	4,410,138	10,679,968	12,748,758
Income (Loss) from operations	1,555,677	1,045,986	2,982,540	2,267,487
OTHER INCOME (EXPENSE):
Interest income	134,081	251,594	421,763	688,474
Interest expense	(130,888)	(140,140)	(419,470)	(323,043)
Foreign currency transaction gain (loss)	(1,085)	(416)	(3,528)	13,772
Inflation effects	0	264,711	0	(39,904)
Lawsuit settlement	(94,874)	0	(312,266)	(92,124)
Other income/(expense)	(51,630)	(26,256)	75,100	(98,216)
Total other income (expense)	(144,396)	349,493	(238,401)	148,959
Net income (loss) before income tax (credit) and minority interest	1,411,281	1,395,479	2,744,139	2,416,446
Foreign income tax (credit)	(213,704)	16,674	(71,064)	121,841
Minority interest in consolidated subsidiary income (loss)	64,179	0	48,994	0
Net income	1,560,806	1,378,805	2,766,209	2,294,605
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(542,797)	(294,513)	(4,500)	434,057
Comprehensive income	$1,018,009	$1,084,292	$2,761,709	$2,728,662

Income per weighted average common share - basic	$0.01	$0.01	$0.01	$0.02
Income per weighted average common share - fully diluted	$0.01	$0.01	$0.01	$0.01

Number of weighted average common shares outstanding-basic	199,155,747	156,254,045	187,747,697	156,254,045
Number of weighted average common shares outstanding-diluted	229,652,054	202,283,097	218,244,004	202,283,097

NewMarket Technology, Inc.
Consolidated Statements of Cash Flows
Nine Months Ended September 30,
(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:	2007	2006
Net income	$2,766,209	$2,294,607

Adjustments to reconcile net income (loss) to cash used by operating activities:
Stock issued to settle lawsuit	107,000	0
Stock issued for services and amortization of deferred compensation	660,258	846,883
Depreciation	565,614	512,525
Inventory reserve	0	1,071
Minority interest in consolidated subsidiary (income) loss	48,994	0
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(7,075,206)	5,122,736
(Increase) decrease in inventory	(563,246)	329,855
(Increase) decrease in prepaid expenses and deposits	(1,254,900)	(679,457)
(Increase) decrease in interest receivable	(375,000)	(700,000)
Increase (decrease) in accounts payable - trade	(1,045,747)	(6,142,852)
Increase (decrease) in customer deposits	56,413	79,395
Increase (decrease) in accrued expenses	5,611,146	695,265
Increase (decrease) in payables to affiliates	859,699	(634,578)
Increase (decrease) in income taxes payable	7,026	(50,062)

Net cash provided (used) by operating activities	368,260	1,675,388

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated affiliates	0	0
Purchase of property and equipment	(81,012)	(398,167)
Notes receivable advances to third parties	0	0
Acquisition of intangible assets	(125,919)	(287,652)
Proceeds from sale of property and equipment	55,765	97,003

Net cash used by investing activities	(151,166)	(588,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on notes payable	0	1,804,149
Payments on notes payable	0	(2,887,544)
Payments on short term line of credit	0	0
Cash purchased (disposed) in acquisitions (divestitures)	0	0

Net cash provided (used) in financing activities	0	(1,083,395)

Effect of exchange rates on cash	(495,512)	(479,761)

Net increase (decrease) in cash and equivalents	(278,418)	(476,584)

CASH, beginning of period	3,294,171	3,106,521

CASH, end of period	$3,015,753	$2,629,937

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$419,470	$323,043

Non-Cash Financing Activities:
Common stock issued to settle debt	$4,580,000	$4,988,000
Common stock issued to convert preferred stock	$4,877	$22,219
Preferred stock issued for acquisition of consolidated subsidiaries	$0	$0
Preferred stock issued to settle debt	$0	$0

NEWMARKET TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information. The consolidated balance sheet at December 31, 2006 has been derived from the audited balance sheet at that date; however, the accompanying financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. NewMarket Technology, Inc. and its subsidiaries ( “NewMarket”) believes that the quarterly information presented includes all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States. The accompanying condensed consolidated financial statements and notes should be read in conjunction with NewMarket’s Form 10-K for the year ended December 31, 2006.

(2)  Summary of Significant Accounting Principles

The Company

NewMarket Technology, Inc, (f/k/a IPVoice Communications, Inc.), (the “Company”), is a Nevada corporation which conducts business from its headquarters in Dallas, Texas.  The Company was incorporated on February 19, 1997 as Nova Enterprises, Inc., changed its name to IPVoice Communications, Inc. in March of 1998, then to IPVoice.com, Inc. in May of 1999, back to IPVoice Communications, Inc. in January of 2001 and to NewMarket Technology, Inc., in July 2004.  The Company is involved in the information technology industry, principally voice over internet, systems integration, and wireless broadband technology. The following summarize the more significant accounting and reporting policies and practices of the Company:

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

b) Principles of consolidation

The Company accounts for its investments in affiliates and subsidiaries in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of all Majority-owned Subsidiairies, and Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements.  The Company uses two different methods to report its investments in its subsidiaries and other companies: consolidation and the equity method.

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

At September 30, 2007, the Company did not record any income or loss , nor adjust its investment account, by the net income or loss of the affiliates, as the actual equity percentage paid for was the investments was less than 10%, with a concurrent de minimus net income/loss related thereto.

c) Net income per share

Basic net income per weighted average common share is computed by dividing the net income(loss) by the weighted average number of common shares outstanding during the period. Fully diluted includes all common shares that would be required to be issued of various convertible instruments at their stated conversion rates using the September 30, 2007, market price of the underlying common stock.

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

f) Intangibles

In June 2002, goodwill in the amount of $2,756,327 was recorded in conjunction with the net asset acquisition from Vergetech. Goodwill amounting to $18,334,707 was recorded in conjunction with the acquisitions in 2003, 2004 and 2005. The Company also evaluates, at least annually, for potential impairment, this recorded amount, by means of a cash flow analysis in accordance with SFAS 142, Goodwill and Other Intangible Assets.

In 2004, as a result of the acquisition of Infotel, the Company recorded as an asset in its consolidated balance sheet, Software Code. This asset is a permanent license for “uOne”unified messaging service system. In addition, Infotel received the underlying coding for this software. Uone was acquired by Cisco Systems from Amtiva Technology in 1999. In 2001, Cisco sold the operating division which was utilizing this software to CMG Wireless Data Solutions. In April 2000, Appiant, the then sole stockholder of Infotel, purchased this license from Cisco for $10,000,000. Appiant paid $3,000,000 of this license fee and the $7,000,000 balance was later forgiven as a result of a settlement agreement between Cisco and Appiant as part of Cisco’s decision to sell the operating division to CMG. Appiant had borrowed $5,000,000 from Infotel which was secured by this license and code. When Appiant defaulted on this note, Infotel forclosed on the license and code. Even though this license and code were valued at $10,000,000 based on the license fee between  Appiant and Cisco, Infotel has elected to value the license and code, on its books, at the amount of the defaulted note, $5,000,000. The software license and code were incidental to the Company’s purchase of Infotel, however the Company quickly saw how this software license and code could be utilized through its majority-owned subsidiary, IP Global Voice, Inc. (“IPGV”). The Company began utilizing this software in the IPGV services offered to its customers. The Company believes that the remaining useful life of this asset is approximately 10 years, therefore it is being amortized over this period beginning in 2004. Expenditures to modify, maintain and update the software will be expensed when incurred. The Company also evaluates at least annually, for potential impairment and its assumption of the remaining life, the recorded value of this software license and code, by means of a cash flow analysis in accordance with SFAS 142. The Company began recognizing revenue in 2004, from the use of this software through its majority-owned subsidiary, IPGV.

g) Revenue recognition

As a result of the multiple acquisitions from 2003 through 2006, the Company now has three distinct revenue streams: (1) Services, principally programming services. This revenue is recognized as services are provided and billed to the customers. (2) Contract, which is principally an ongoing service revenue stream, such as training contracts, technical support contracts., etc. This form of revenue is recognized monthly as earned and billed, and (3), Product sales,  which is the sale of hardware and software, generally installed. Sometimes the hardware and/or software are customized under the terms of the purchase contract. This revenue is recognized as the products are delivered and the customer accepts said products. These revenue streams accounted for 90%, 3% and 7% of revenue, respectively, for the nine months ended September 30, 2007.   Any portions of such contracts which may include installation, training, conversion, etc. are recognized when such services have been completed. Any ongoing support, training, etc., is separately structured and is accounted for in contract revenue and in accordance with the contracts.

h) Concentrations of risks - Geographic

As a result of the various acquisitions in 2003 through 2006, the Company now has offices, employees and customers in a variety of foreign countries. Its four foreign based subsidiaries are located in Singapore; Caracas, Venezuela; Shanghai, Peoples Republic of China and Sao Paulo, Brazil.  RKM Suministros, C.A., based in Caracas, Venezuela, serving Latin America, represents approximately 4% of the Company’s total revenue and 2% of total assets; Infotel, based in Singapore, and serving Asia, represents approximately 2% of the Company’s total revenue and 10% of total assets; NewMarket China, based in Shanghai, China, serving Asia, represents approximately 44% of the Company’s total revenue and 11% of total assets and UniOne, based in Sao Paulo, Brazil, serving Latin America, represents approximately 21% of the Company’s total revenue and 2% of total assets.

i) Investment in unconsolidated affiliates/subsidiaries

The Company’s investment in affiliates at September 30, 2007, is composed of a 11% equity position in Red Moon Broadband, Inc., a 20% equity position in TekVoice Communications, Inc., and a 49% interest in Defense Technology Systems, Inc. These equity positions do not represent a controlling interest in these companies.

The Company accounts for its investment in affiliates, defined as those whereby the Company owns less than 51% of the issued and outstanding common stock of the affiliate and the Company does not exercise control over the operations of the affiliate, by the equity method of accounting. At September 30, 2007, the Company did not record any income or loss , nor adjust its investment account, by the net income or loss of the affiliates, as the actual equity percentage paid for was the investments was less than 10%, with a concurrent de minimus net income/loss related thereto.

j)  Interim financial information

The financial statements for the three and nine months ended September 30, 2007 and 2006 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three and nine months are not indicative of a full year results.

(3)  Stockholders’ Equity

The Company has authorized 300,000,000 shares of $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock.  Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance.  The Company had 199,478,763 shares of common stock issued and outstanding at September 30, 2007.  The Company had 100 shares of Series A preferred stock, 425 shares of Series C preferred, 51 shares of Series E preferred stock, 1,700 shares of Series F preferred stock, 1,035 shares of Series H preferred stock and 541 shares of Series I preferred stock issued and outstanding, at September 30, 2007.

During third quarter 2007, the Company issued 323,016 shares of common stock to convert 92 shares of Series E preferred stock.

At September 30, 2007, the shares of preferred stock represented approximately 10,496,307 shares of common stock, had they been elected to be converted on September 30, 2007.

(4)  Income Taxes

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.  The Company has net operating loss carry-forwards for income tax purposes of approximately $6,400,000 which expire beginning December 31, 2117.  There may be certain limitations on the Company’s ability to utilize the loss carry-forwards in the event of a change of control, should that occur. In addition, the Company amortizes goodwill for income tax purposes, but not for reporting purposes. The amount recorded as a deferred tax asset, cumulative as of September 30, 2007, is $2,725,000, which represents the amount of tax benefits of the loss carry-forwards and goodwill amortization.  The Company has established a valuation allowance for this deferred tax asset of $2,725,000, as the Company has no long-term history of profitable operations, in substantive amount necessary to utilize this asset.  The significant components of the net deferred tax asset as of  September 30, 2007 are:

Net operating losses	$2,725,000
Goodwill amortization	1,400,000
Valuation allowance	(4,125,000)
Net deferred tax asset	$0

(5)  Capital Stock Transactions

Following is a schedule of changes in shareholder’s equity for the nine months ended September 30, 2007:

	Number of Shares		Par Value of Stock		Additional Paid-In	Deferred	Accum Comp	Retained	Total Stockholders’ Equity
	Pfd	Common	Pfd	Common	Capital	Comp	Income	Earnings	(Deficiency)

BALANCE, December 31, 2006	5,485	174,165,284	6	174,165	45,840,098	(265,758)	779,736	(1,360,657)	45,167,590
Conversion of preferred stock	(1,633)	4,876,899	(2)	4,877	(4,875)	0	0	0	0
Common stock issued for debt service	0	18,736,580	0	18,737	4,561,263	0	0	0	4,580,000
Common stock issued for services	0	1,450,000	0	1,450	543,050	(450,000)	0	0	94,500
Common stock issued for settlement of lawsuit	0	250,000	0	250	106,750	0	0	0	107,000
Amortization of deferred compensation	0	0	0	0	0	565,758	0	0	565,758
Other comprehensive income (loss)	0	0	0	0	0	0	(4,500)	0	(4,500)
Net income	0	0	0	0	0	0	0	2,766,209	2,766,209
ENDING BALANCE, September 30, 2007 (Unaudited)	3,852	199,478,763	$4	$199,479	$51,046,286	$(150,000)	$775,236	$1,405,552	$53,276,557

(6)  Convertible debt

During the third quarter of 2007, no principal or interest was converted into common stock by the debt holder.

(7)  Earnings per share

Following is the disclosure required by SFAS 128, Earnings per Share.

For the Nine Months Ended September 30, 2007
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS:
Income available to common stockholders	$2,766,209	187,747,697	$0.01
Effect of Dilutive Securities:
Convertible preferred stock	0	10,496,307
Convertible debt	0	20,000,000
Diluted EPS:
Income available to common stockholders + assumed conversions	$2,766,209	218,244,004	$0.01

For the Nine Months Ended September 30, 2006
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS:
Income available to common stockholders	$2,294,605	156,254,045	$0.01
Effect of Dilutive Securities:
Convertible preferred stock	0	19,664,644
Convertible debt	0	26,364,408
Diluted EPS:
Income available to common stockholders + assumed conversions	$2,294,605	202,283,097	$0.01

(8)  Software

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

(9)  Commitment and Contingencies

In the opinion of management, there are currently no commitments or contingencies that will have a material adverse effect on the Company’s financial position or results of operations.

(10) Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. SFAS 155 will be effective for the Company for all financial instruments issued or acquired after the beginning its fiscal year ending December 31, 2007. The Company not yet evaluated and determined the likely effect of SFAS 155 on future financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for the Company for its fiscal year ending December 31, 2007. The Company has not yet evaluated the effect that the application of FIN 48 may have, if any, on its future results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 is effective for the Company for its fiscal year beginning on January 1, 2008.  The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.  In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures.  SAB No. 108 is effective for the Company for its current fiscal year.  The adoption of SAB No. 108 did not have an impact on the Company’s consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.  This standard permits an entity to measure many financial instruments and certain other items at estimated fair value.  Most of the provisions of SFAS No. 115 (Accounting for Certain Investments in Debt and Equity Securities) applies to all entities that own trading and available-for-sale securities.  The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates.   Among others, eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders’ equity (such as a convertible debt security with a non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interests that must be consolidated.  A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reposting date.  The fair value option (a) may generally be applied instrument by instruments, (b) is irrevocable unless a new elections date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument.  SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  The Company has not yet evaluated the effect that the application of FIN 48 may have, if any, on its future results of operations and financial condition.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor for Forward-Looking Statements

We have made forward-looking statements in this Form 10-Q under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the “Notes to Consolidated Financial Statements.”  In addition, our representatives or management may make other written or oral statements that constitute forward-looking statements.  Forward-looking statements are based on management’s beliefs and assumptions and on information currently available to them. These statements often contain words like believe, expect, anticipate, intend, contemplate, seek, plan, estimate or similar expressions.  We make these statements under the protection afforded them by Section 21E of the Securities Exchange Act of 1934.

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

Forward-looking statements can generally be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or the negative of these terms or other comparable terminology, or by discussions of strategy, plans or intentions. Statements contained in this report that are not historical facts are forward-looking statements. Without limiting the generality of the preceding statement, all statements in this report concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are necessarily estimates reflecting our best judgment based upon current information and involve a number of risks and uncertainties. Other factors may affect the accuracy of these forward-looking statements, and our actual results may differ materially from the results anticipated in these forward-looking statements. While it is impossible to identify all relevant factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described in “Management Discussion and Analysis or Plan of Operation” as well as changes in the regulation of the IP telephony industry at either or both of the federal and state levels, competitive pressures in the IP telephony industry and our response to these factors, and general conditions in the economy and capital markets.   For a more complete discussion of these and other risks, uncertainties and assumptions that may affect us, see the company’s annual report on Form 10-K for the fiscal year ended December 31, 2006.

Critical accounting policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-K fiscal year 2006.  There have been no material changes to our critical accounting policies as of  September 30, 2007.

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

Technology sector businesses face two substantial market wide systemic issues.  The first is the growing global technical labor force is creating significant profit margin pressure as technology companies continue to ratchet down expenses and sell at prices below their competition by employing the ever growing technology labor force from developing economic countries around the world.  The global technology labor force is growing and technology companies will continue to chase each other’s downward spiraling labor expense, in turn, continuing to squeeze technology company profit margins for the foreseeable future.  Secondly, since the collapse of the dotcom investment market, the technology sector has not been able to re-establish consistent investment community interest in technology innovation.  Profit margin pressure deters investment community interest at the same time making internal research and development investment an unlikely alternative.  Technology innovation is critical to the technology sector.  Updated technology products with enhanced features and performance that replace last generation products are a significant and critical portion of the overall technology market.

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

In order to create a meaningful organization through smaller investments, the counter strategy to smaller investments is more investments.  NewMarket is concentrating on Internet Protocol (IP) Communication Technologies.  The Company currently has three market sector concentrations each leveraging a core expertise in IP Technology – Telecommunications, Healthcare and Homeland Security.  NewMarket creates multiple investment and return opportunities around a single technology concentration.

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

Part of the Company’s growth strategy includes expansion into high-growth developing economic regions.  These developing economic regions provide both an environment for accelerated growth as well as a parallel platform for acquiring early stage subsidiary technology companies and developing them into mainstream technology service and product companies.   NewMarket has entered into a strategic partnership with GaozhiSoft in Shanghai, China.  The two companies have already combined resources to win initial sales contracts.

Recent Developments

In February 2007, NewMarket executed a share exchange agreement with Paragon Financial Corporation, (“Paragon”), a Delaware corporation,   under which the Company will sell our interest in Unione to in exchange for the issuance to the Company of a supermajority voting preferred stock.  These preferred shares will be deemed at all times as the equivalent of ninety-percent (90%) of the common shares of Paragon for voting purposes on all matters.  It is anticipated that this transaction will close in the fourth quarter of 2007.

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

Results of Operations

Three months ended September 30, 2007 compared to three months ended September 30, 2006:

Net sales increased 24% from $18,974,798 for the quarter ended September 30, 2006 to $23,433,925 for the quarter ended September 30, 2007. This increase was primarily due to organic growth from the acquired assets.

Cost of sales increased 37% from $13,518,674 for the quarter ended September 30, 2006 to $18,578,261 for the quarter ended September 30. 2007. This increase was primarily due to the corresponding increase in overall sales. Our gross margin, as a percentage of sales was 29% and 21% for the quarters ended September 30, 2006 and 2007, respectively. Management plans to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows. Management intends to leverage increased purchasing volume to improve purchasing contracts and reduce the overall cost of sales. Management also intends to implement resource utilization strategies that can demonstrate notable savings when applied over higher volumes of production.

General and administrative expenses decreased 26% to $3,150,886 for the quarter ended September 30, 2007 from $4,252,211 for the quarter ended September 30, 2006. The decrease was due to  management plans to reduce general and administrative expenses as a percentage of overall sales through the consolidation of redundant processes and resources inherited through acquisition activity.

Depreciation and amortization expense decreased 6% from $157,927 for the quarter ended September 30, 2006 to $149,101 for the quarter ended September 30, 2007. Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

Net income increased 13% from $1,378,805 for the quarter ended September 30, 2006 to $1,560,806 for the quarter ended September 30, 2007. Net income represented 6.7% and 7.3% of net sales for the quarters ended September 30, 2007 and 2006, respectively. Comprehensive net income, which is adjusted to compensate for the risk associated with foreign profits and the potential conversion of foreign currency, decreased 6% from $1,084,292 for the quarter ended September 30, 2006 to $1,018,009 for the quarter ended September 30, 2007. Comprehensive net income represented 4% and 6% of net sales for the quarters ended September 30, 2007 and 2006, respectively

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006:

Net sales increased 19% from $53,174,524 for the nine months ended September 30, 2006 to $63,459,722 for the nine months ended September 30, 2007. This increase was primarily due organic growth from the acquired assets.

Cost of sales increased 31% from $38,158,279 for the nine months ended September 30, 2006 to $49,797,214 for the nine months ended September 30. 2007. This increase was primarily due to the corresponding increase in overall sales. Our gross margin, as a percentage of sales, was 28% and 22% for the nine months ended September 30, 2006 and 2007, respectively. Management plans to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows. Management intends to leverage increased purchasing volume to improve purchasing contracts and reduce the overall cost of sales. Management also intends to implement resource utilization strategies that can demonstrate notable savings when applied over higher volumes of production.

General and administrative expenses decreased 17% to $10,114,354 for the nine months ended September 30, 2007 from $12,236,233 for the nine months ended September 30, 2006. The decrease in general and administrative expenses was primarily due to management plans to reduce general and administrative expenses as a percentage of overall sales through the consolidation of redundant processes and resources inherited through acquisition activity.

Depreciation and amortization expense increased 10% from $512,525 for the nine months ended September 30, 2006 to $565,614 for the nine months ended September 30, 2007. Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

Net income increased 21% from $2,294,605 for the nine months ended September 30, 2006 to $2,766,209 for the nine months ended September 30, 2007. Net income represented 4.4% and 4.3% of net sales for the nine months ended September 30, 2007 and 2006, respectively. Comprehensive net income, which is adjusted to compensate for the risk associated with foreign profits and the potential conversion of foreign currency, increased 1.2% from $2,728,662 for the nine months ended September 30, 2006 to $2,761,709 for the nine months ended September 30, 2007. Comprehensive net income represented 4.4% and 5.1% of net sales for the nine months ended September 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

The Company's cash balance at September 30, 2007 decreased $278,418 from $3,294,171 as of December 31, 2006, to $3,015,753.  The decrease was the result of a  combination  of cash provided by operating activities  totaling  $368,260,  offset by cash used in investing activities of $151,166,  and the effect of exchange rates on cash totaling $495,512.  Operating activities for the nine months ended September 30, 2007 exclusive of changes in operating assets and liabilities provided $4,148,075, as well as an increase in accrued expenses and other liabilities of $6,534,284, offset by a combined increase in accounts receivable and a  decrease in accounts payable of  $10,314,099.

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

The IP Telephony industry is characterized by rapid technological innovation, sudden changes in user and customer requirements and preferences, frequent new product and service introductions and the emergence of new industry standards and practices. Each of these characteristics could render our services, products, intellectual property and systems obsolete. The rapid evolution of our market requires that we improve continually the performance, features and reliability of our products and services, particularly in response to competitive offerings. Our success also will depend, in part, on our ability:

•	to develop or license new products, services and technology that address the varied needs of our customers and prospective customers, and
•	to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

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

Companies that represent competition in our markets include Electronic Data Systems, IBM, and Affiliated Computer Systems, among others.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign currency exchange rates, including fluctuations in the functional currency of foreign operations.  The functional currency of operations outside the United States is the respective local currency.  Foreign currency translation effects are included in accumulated comprehensive income in shareholder’s equity.   The Company does not utilize derivative financial instruments to manage foreign currency fluctuation risk.

ITEM 4.   CONTROLS AND PROCEDURES

Under the direction of the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed is included on a timely basis in the reports filed with the Securities and Exchange Commission.

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended September 30, 2007, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

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

In June 2007, Michael McKim filed a lawsuit against NewMarket Technology, Inc. in the United States District Court for the Western District of Kentucky at Louisville seeking a declaration of rights regarding a purported settlement agreement of an earlier lawsuit filed by McKim against IPVoice Communications, Inc.  McKim claims that he is owed 400,000 shares of free-trading NewMarket stock, and further seeks damages regarding the dimunition in value of the stock (McKim estimates the dimunition in value to be between $126,000 and $177,000) that he alleges should have been awarded to him sometime between November 2004 and January 2005.  McKim also seeks to recover his attorney fees, and has claimed punitive damages totaling $250,000.  NewMarket has filed a motion for summary judgment on all claims in the action, believes McKim's claims are without merit, and intends to vigorously defend the action.

We are not aware of any contemplated legal proceeding by a governmental authority in which we may be involved.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES

Set forth below is information regarding the issuance and sale of our securities without registration during the three month period ended September 30, 2007:

•	During third quarter 2007, the Company issued 323,016 shares of common stock to convert 92 shares of Series E preferred stock

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
NO.	DESCRIPTION OF EXHIBIT

10.1	Annual Report for the year ended December 31, 2006, as filed in Company’s Form 10-K/A May 21, 2007, and incorporated herein by reference

31.1 *	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

* Filed Herewith

(b) Reports on Form 8-K

During the three-month period ended September 30, 2007, the Company filed the following Current Reports on Form 8-K:

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NewMarket Technology, Inc.
(Registrant)

Date: November 14, 2007	By:	/s/ Philip M. Verges
Philip M. Verges
Chairman and Chief Executive Officer

Date: November 14, 2007	By:	/s/ Philip J. Rauch
Philip J. Rauch
Chief Financial Officer