Form 10-K
period 2007-12-31
NewMarket Technology Inc
filed 2008-04-07
CIK 1092083

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2007

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Lar Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   $40,546,724

The number of shares outstanding of common stock, par value $0.001, as of March 28, 2008 was 207,318,975.

DOCUMENTS INCORPORATED BY REFERENCE:

None

NewMarket Technology, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

In June 2002, the Company acquired all of the assets of VergeTech Inc. (“VTI”) in exchange for a $3,000,000 promissory note convertible into 50% of the issued and outstanding shares of the Company as of the date of issuance. VTI was a privately held communications industry technology services firm founded in 1997 and headquartered in Dallas, Texas.

Consistent with the VTI asset acquisition agreement, the Company board of directors and the management team resigned and VTI management assumed the vacated management positions. Philip Verges, the founder of VTI, became our Chief Executive Officer and Chairman of the Company.

As part of the Company's renewed business strategy, two additional acquisitions were completed in the 2003 fiscal year. In 2003, the Company acquired all of the issued and outstanding stock of Infotel Technology PTE Ltd. ("Infotel") in Singapore as part of a strategy to establish a foothold operation in Asia. The Company also acquired a majority of the issued and outstanding stock of IP Global Voice, Inc. ("IP Global Voice") of San Francisco, California as part of a strategy to accelerate business development. Each of these businesses is now operated as a majority or wholly-owned subsidiary of the Company. Infotel is a communications systems integrator engaged in the business of reselling and integrating specialty communication devices to various government agencies and commercial customers. IP Global Voice is a full feature voice-over IP (“voIP”)service provider that went into production in December, 2003.

NewMarket entered the healthcare industry in 2004 by acquiring Medical Office Software Inc, (“MOS”),a twenty year old technology company providing practice management and claims processing IP software and maintenance to three thousand ongoing physician clients. NewMarket further added to its Healthcare strategy with a minority equity investment in Sensitron, Inc., a wireless health records maintenance provider.

NewMarket expanded into the homeland security industry in 2004 with our acquisition of Digital Computer Integration Corporation ("DCI"). DCI provides custom integrated technology solutions to military and civil government agencies that include a number of proprietary IP communication homeland security technologies. We subsequently acquired Netsco Inc., a software firm with a proprietary RFID technology already trialed for military application and marketed in partnership with Sun Microsystems, Inc.

NewMarket continued to expand its telecommunications industry strategy in 2004 with a minority equity investment in RedMoon Broadband Inc. ("RedMoon") RedMoon specializes in the engineering and management of municipal wireless broadband networks.  Also in 2004, the Company acquired RKM Suministros, Ltd. (“RKM”), a Venezuela-based computer systems integration company.

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

In January of 2005, the Company partnered with with Gaozhi Science and Technology in Shanghai China to establish NewMarket China, Inc. ("NewMarket China"), a wholly-owned subsidiary of NewMarket Technology.   In 2005 NewMarket China formed a Chinese wholly-owned foreign entity (“WOFE”) that operates under the name Clipper Technology, Inc. (“CLPTEC”).  CLPTEC is engaged in the development, implementation, integration and maintenance of technology software and supporting peripherals for computing, communications, and data exchanges.  In October 2005, CLPTEC executed an agreement with Zhang Wei Lin, the Managing Director and legal representative of the Huali Group which resulted in a 51% ownership in Clipper-Huali, Ltd. (“Clipper-Huali”) a newly-formed Chinese corporation. Clipper-Huali engages in the business of application software development, sale of proprietary software, value added reselling of leading business application software and the sale of system and network software.

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

In 2005, NewMarket expanded a partnership with TekVoice Communications, Inc. (“TekVoice”) to include the acquisition of a minority interest in TekVoice. TekVoice will expand the NewMarket business model into the Hispanic and Latin American market with plans to establish an independent public listing on a United States securities exchange. Currently, TekVoice is a Hispanic and Latin America voIP service provider.

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

In June 2005, NewMarket acquired substantially all of the assets of Corsa Networks Technologies, Inc.  (“Corsa”). Corsa is a five-year-old IP systems integration firm specializing in the construction of secure communication networks.  These assets are being operated in conjunction with the operations of IP Global Voice.

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

In February 2007, NewMarket executed a share exchange agreement with Paragon Financial Corporation, (“Paragon”), a Delaware corporation,   under which the Company will sell our interest in Unione to in exchange for the issuance to the Company of a supermajority voting preferred stock.  These preferred shares will be deemed at all times as the equivalent of ninety-percent (90%) of the common shares of Paragon for voting purposes on all matters.  It is anticipated that this transaction will close in the second quarter of 2008.

In March 2007, NewMarket executed a definitive agreement with Diamond I, Inc. ("DMOI") under which the Company would purchase 2 million shares of DMOI Series B Preferred Stock ("Series B shares") to be issued in consideration for cash and a promissory note to be issued by the Company. The Series B shares would be deemed at all times as the equivalent of sixty-percent (60%) of the common shares of DMOI for voting purposes on all matters. In June 2007, the agreement expired and the parties terminated further discussions.  Additionally, a result of the termination of the DMOI transaction, the company has delayed the acquisition of a majority interest in Redmoon.

The Company has never been the subject of a bankruptcy, receivership or similar proceeding.

Recent Financing

On November 30, 2007, the Company and certain of its subsidiaries including, IP Global Voice, Inc, Netsco, Inc., Newmarket Broadband, Inc., Newmarket Intellectual Property, Inc and NewMarket China, Inc., entered into a Security Agreement (the “Security Agreement”) with LV Administrative Services, Inc. (the “Agent”) as administrative and collateral agent for Valens U.S. SPV I, LLC (“Valens US”) and Valens Offshore SPV II, LLC (“Valens Offshore,” and together with the Agent and Valens US, the “Creditor Parties”). Pursuant to the terms of the Security Agreement, the Company issued a secured convertible term note to Valens US and Valens Offshore in the principal amounts of $1,800,000 and $2,200,000 respectively (collectively, the “Notes”). In addition, the Company issued a Revolving Note to Valens US, pursuant to which Valens has committed to advance up to $3,000,000 to the Company (the “Revolving Note”).

The Notes and the Revolving Note bear interest at a rate equal to the “prime rate” published in The Wall Street Journal plus two percent (2%), per annum (the “Contract Rate”), provided however that the Contract Rate shall not at any time be less than nine percent (9%) per annum.  The unpaid principal and accrued interest under the Notes and the Revolving Note are due and payable on November 30, 2010 (the "Maturity Date"). The interest on the Notes and the Revolving Note is payable monthly, in arrears, commencing on December 1, 2007.

The Notes require amortizing payments of the principal amount of $73,333 together with any accrued and unpaid amounts (the “Monthly Amount”) which are owed to the Creditor Parties, commencing on June 1, 2008 and on the first business day of each succeeding month thereafter through the maturity date. The Creditor Parties may convert a portion of the Monthly Amount into shares of the Company’s common stock provided: (A) the average closing price of the Company’s common stock exceeds 115% of the Fixed Conversion Price of $.20; (B) the amount of such conversion does not exceed 25% of the average dollar trading volume of the Company’s common stock for the 22 trading date immediately preceding the due date of the Monthly Payment. If the criteria set forth above in (A) is met but the criteria set forth in (B) is not met as to the entire Monthly Amount, the Creditor Parties shall convert only such part of the Monthly Amount that meets the criteria set forth in (B). Any portion of the Monthly Amount that has not been converted into shares shall be payable at the rate of 100% of the Monthly Amount in cash. In addition, the Company is not permitted to make any payments in shares of its common stock if there is no effective registration statement covering the resale of the shares or an event of default exists and is continuing.

Pursuant to the Security Agreement, an event of default shall be deemed to  include: the Company's failure to pay any amount due under the Notes and the Revolving Note where such failure continues for a period of 3 days after such payment is due; the failure of the Company and its subsidiaries to pay any taxes when due; any person or group, other than a lender under the Security Agreement, becomes the beneficial owner of 35% or more of the Company's voting equity interests or if the Board of Directors of the Company ceases to consist of a majority of the Company's Board of Directors on the date of the Security Agreement or the Company or any of its subsidiaries mergers or consolidates with or sells all or substantially all of its assets; the indictment of the Company or any of its subsidiaries or any officer of the Company under any criminal statute or commencement of criminal or civil proceedings against any company; and the Company’s failure to deliver common stock as required by the warrants and the Notes and such failure is not cured within 2 business days.

The Company granted a security interest to Valens in each of the Company’s real or personal, tangible or intangible, property and assets. The Company also pledged the stock of its subsidiaries and other equity interests owned by the Company.

The Company also issued five year warrants to purchase 3,825,840 shares of common stock of the Company to Valens Offshore and warrants to purchase 8,347,287 shares of common stock of the Company to Valens US which are exercisable at a price of $0.22 per share.

The Company is obligated to file a registration statement registering the resale of shares of the Company's common stock issuable upon conversion of the Notes and exercise of the warrants within 60 days and to have such registration statement declared effective within 180 days. The Company is also required to file a registration statement to register shares of common stock underlying any warrant issued after the closing within 90 days after the issuance of such warrants and shares issuable to the holders as a result of any adjustments of the Fixed Conversion Price or the exercise price of the warrants within 90 days after any such event or the date of adjustment and have such registration statement declared effective within 90 days. The Company will be required to pay liquidated damages if a registration statement is not timely filed, or declared effective within the required timeframes or ceases to be effective after being declared effective for a period of 90 days in any 365 days or 30 consecutive days or the Company’s common stock is not listed or quoted or is suspended from trading for a period of 3 consecutive trading days.

The Company also entered into certain additional agreements in connection with the Security Agreement, including:

1.	Stock Pledge Agreement;
2.	Intellectual Property Security Agreement; and
3.	Collateral Assignment of Notes.

Additionally, pursuant to the terms of the Security Agreement and the Notes, the shareholders of VTI agreed to forgive approximately $4.3 million of convertible debt and accrued interest owed by the Company under the terms of a convertible note dated July, 2002.

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

Our Customers:

We have three major types of customers: large and small national and international corporations, such as Siemens, Petrobras, Sabre, Anglo American, Petroleos de Venezuela (PDVSA), Avon, Bayer, ExxonMobil, and Visa International; service providers (domestic and foreign), including Internet Service Providers (ISPs), Application Service Providers (ASPs), Local Exchange Carriers (LECs) and Competitive Local Exchange Carriers (CLECs); and governments (domestic and foreign) and governmental agencies.

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

Research and Development:

The Company spent $0 on research and development during the years ended December 31, 2007 and 2006, respectively.

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

Given our limited operating history, it will be difficult to predict our future results. You should consider the uncertainties that we may encounter as an early stage company in a new and rapidly evolving market. These uncertainties include:

o .......market acceptance of our products or services;
o .......consumer demand for, and acceptance of, our products, services and follow-on products;
o .......our ability to create user-friendly applications; and
o .......our unproven and evolving business model.

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

Our common stock is subject to regulations prescribed by the SEC relating to “penny stocks.” The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price (as defined in such regulations) of less than $5.00 per share, subject to certain exceptions. As our common stock meets the definition of a penny stock, it is subject to these regulations, which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and “accredited investors” (generally institutions with assets in excess of $5,000,000 and individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 (individually) or $300,000 (jointly with their spouse)).

We may be the subject of securities class action litigation due to future stock price volatility.

Shareholder interest in the Company may be substantially diluted as a result of the sale of additional securities to fund our plan of operation.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Properties

As of December 31, 2007, our headquarters operated out of approximately 671 square feet of leased facilities located at 14860 Montfort Drive, Suite 210, Dallas, Texas 75254. Our telephone number is (972) 386-3372. Our lease expires on December 31, 2008. Our monthly rental payments are $3,100. We have a number of additional leases for office space associated with our subsidiary operating companies.

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

In June 2007, Michael McKim filed a lawsuit against NewMarket Technology, Inc. in the United States District Court for the Western District of Kentucky at Louisville seeking a declaration of rights regarding a purported settlement agreement of an earlier lawsuit filed by McKim against IPVoice Communications, Inc.  McKim claims that he is owed 400,000 shares of free-trading NewMarket stock, and further seeks damages regarding the dimunition in value of the stock (McKim estimates the dimunition in value to be between $126,000 and $177,000) that he alleges should have been awarded to him sometime between November 2004 and January 2005.  McKim also seeks to recover his attorney fees, and has claimed punitive damages totaling $250,000.  In March 2008, the Company was successful in filing a motion for summary judgment on all claims in this action.

We are not aware of any contemplated legal proceeding by a governmental authority in which we may be involved.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of security holders during 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock has been since July 1998, and is currently, quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "NMKT". The high, low and average bid information for each quarter for the two most recent fiscal years is presented below. The quotations are interdealer prices without adjustment for retail markups, markdowns or commissions and do not necessarily represent actual transactions. These prices may not necessarily be indicative of any reliable market value. On December 31, 2007, the last reported sale price of the common stock on the OTCBB was $0.211 per share.

Quarter	High	Low	Average

2006
First Quarter	$0.41	$0.27	$0.31
Second Quarter	$0.70	$0.34	$0.42
Third Quarter	$0.35	$0.28	$0.31
Fourth Quarter	$0.38	$0.26	$0.30

2007
First Quarter	$0.44	$0.28	$0.38
Second Quarter	$0.45	$0.29	$0.37
Third Quarter	$0.35	$0.22	$0.26
Fourth Quarter	$0.29	$0.18	$0.23

Holders:

As of December 31, 2007, we had 202,993,416 shares of our common stock outstanding held of record by approximately 175 shareholders of record. We currently have only one class of common stock outstanding.   Based upon information provided to the Company by persons holding securities for the benefit of others, it is estimated that the Company has in excess of 14,000 beneficial owners of its common stock as of that date.

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

Recent Sales of Unregistered Securities:

Set forth below is information regarding the issuance and sale of our securities without registration during the three month period ended December 31, 2007:

•	The Company issued 1,504,325 shares of common stock to convert $280,000 of convertible debt and accrued interest.

•	The Company issued 912,261 and 1,098,067 shares of common stock pursuant to the conversion of 200 shares of Series F preferred stock and 200 shares of Series H preferred stock, respectively.

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

	Year ended December 31,
	2007	2006	2005	2004	2003

SELECTED STATEMENT OF OPERATIONS DATA
Net sales	$93,108	77,636	50,138	24,977	2,347
Net income	$7,349	5,887	2,909	243	195
Net income (loss) per weighted avg. common share-basic	$0.04	0.04	0.03	0.01	0.01

SELECTED BALANCE SHEET DATA
Working capital	$19,198	10,018	6,142	2,199	1,260
Total assets	$75,080	64,576	51,512	25,149	7,580
Long term liabilities	$2,109	9,916	4,244	2,947	3,800
Stockholders' equity	$58,292	45,168	32,766	17,143	4,942

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

Overall sales in fiscal year 2007 were $93,108,116 which resulted in net income of $7,348,832.  The comprehensive net income for 2007 was $7,885,223, which represents an adjustment to compensate for the risk associated with foreign profits and the potential conversion of foreign currency.

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

Results of Operations -Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Net sales increased twenty percent (20%) from $77,635,622 for the year ended December 31, 2006 to $93,108,116 for the year ended December 31, 2007. This increase was due primarily to an increase in organic sales in the Company’s operating subsidiaries, particularly in China and Latin America.

Cost of sales increased twenty one percent (21%) from $55,752,439 for the year ended December 31, 2006 to $67,322,978 for the year ended December 31, 2007. This increase was primarily due to the corresponding increase in overall sales. Our cost of sales, as a percentage of sales was approximately 72% for the years ended December 31, 2007 and 2006, respectively. Management plans to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows. Management will leverage the increased purchasing volume to improve purchasing contracts and reduce overall cost of sales. Management will also implement resource utilization strategies that can demonstrate notable savings when applied over higher volumes of production.

General and administrative expenses for the year ended December 31, 2006 were $16,635,341 compared to $19,836,138 for the year ended December 31, 2007, an increase of nineteen percent (19%).  The increase in general and administrative expenses was primarily due to the overall increase in sales and operational expenses. Management plans to reduce the general and administrative expenses as a percentage of overall sales through the consolidation of redundant processes in resources inherited in the recent acquisitions.

Other income (expenses) for the year ended December 31, 2006 were $1,781,720 compared to $2,879,970 for the year ended December 31, 2007, an increase of 62%.  This increase is primarily attributable to the gain on forgiveness of debt of approximately $4.3 million by VTI, offset by a goodwill impairment charge of approximately $1.5 million

Depreciation and amortization expense decreased from $786,173 for the year ended December 31, 2006 to $775,698 for the year ended December 31, 2007. The decrease is due primarily to the sale of certain fixed assets in the Company’s NewMarket China subsidiary. Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets which are typically between three and seven years.

Net income increased twenty-five percent (25%) from $5,887,493 for the year ended December 31, 2006 to $7,348,832 for the year ended December 31, 2007. 2007 net income represented 7.9% of net sales compared to  2006 net income which represented 7.6% of net sales. The comprehensive net income, which is adjusted to compensate for the risk associated with foreign profits and the potential conversion of foreign currency, as well as the change in value of marketable securities held by the Company, increased nineteen percent (19%) from $6,615,601 for the year ended December 31, 2006 to $7,885,223 for the year ended December 31, 2007. Comprehensive net income represented 8.5% of net for the years ended December 31, 2007 and 2006. The increase in profit and increase in the percentage of net sales were due primarily to an increase in income from operations as well as a gain on forgiveness of debt.

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

Liquidity and Capital Resources

The Company's cash balance at December 31, 2007 increased $1,908,073 from $3,294,171 as of December 31, 2006, to $5,202,244. The increase was the result of a combination of loan proceeds totaling $4,000,000, and net proceeds from investing activities totaling $4,087,169, offset by cash used by operations totaling $3,790,076, cash used for repayment of loans totaling $1,647,680,and the effect of exchange rates on cash totaling $741,340.  Operating activities for the year ended December 31, 2007 exclusive of changes in operating assets and liabilities provided $6,354,122 in cash, as well as an increase in accounts payable and accrued expenses of $1,454,575 and other current assets of $210,379, offset by an increase in accounts receivable of $8,656,613, inventory of $1,169,898 and other current assets of $1,982,641.

On November 30, 2007, the Company and certain of its subsidiaries including, IP Global Voice, Inc, Netsco, Inc., Newmarket Broadband, Inc., Newmarket Intellectual Property, Inc and NewMarket China, Inc., entered into a Security Agreement (the “Security Agreement”) with LV Administrative Services, Inc. (the “Agent”) as administrative and collateral agent for Valens U.S. SPV I, LLC (“Valens US”) and Valens Offshore SPV II, LLC (“Valens Offshore,” and together with the Agent and Valens US, the “Creditor Parties”). Pursuant to the terms of the Security Agreement, the Company issued a secured convertible term note to Valens US and Valens Offshore in the principal amounts of $1,800,000 and $2,200,000 respectively (collectively, the “Notes”). In addition, the Company issued a Revolving Note to Valens US, pursuant to which Valens has committed to advance up to $3,000,000 to the Company (the “Revolving Note”).

The Notes and the Revolving Note bear interest at a rate equal to the “prime rate” published in The Wall Street Journal plus two percent (2%), per annum (the “Contract Rate”), provided however that the Contract Rate shall not at any time be less than nine percent (9%) per annum.  The unpaid principal and accrued interest under the Notes and the Revolving Note are due and payable on November 30, 2010 (the "Maturity Date"). The interest on the Notes and the Revolving Note is payable monthly, in arrears, commencing on December 1, 2007.

The Notes require amortizing payments of the principal amount of $73,333 together with any accrued and unpaid amounts (the “Monthly Amount”) which are owed to the Creditor Parties, commencing on June 1, 2008 and on the first business day of each succeeding month thereafter through the maturity date. The Creditor Parties may convert a portion of the Monthly Amount into shares of the Company’s common stock provided: (A) the average closing price of the Company’s common stock exceeds 115% of the Fixed Conversion Price of $.20; (B) the amount of such conversion does not exceed 25% of the average dollar trading volume of the Company’s common stock for the 22 trading date immediately preceding the due date of the Monthly Payment. If the criteria set forth above in (A) is met but the criteria set forth in (B) is not met as to the entire Monthly Amount, the Creditor Parties shall convert only such part of the Monthly Amount that meets the criteria set forth in (B). Any portion of the Monthly Amount that has not been converted into shares shall be payable at the rate of 100% of the Monthly Amount in cash. In addition, the Company is not permitted to make any payments in shares of its common stock if there is no effective registration statement covering the resale of the shares or an event of default exists and is continuing.

The Company granted a security interest to Valens in each of the Company’s real or personal, tangible or intangible, property and assets. The Company also pledged the stock of its subsidiaries and other equity interests owned by the Company.

The Company also issued five year warrants to purchase 3,825,840 shares of common stock of the Company to Valens Offshore and warrants to purchase 8,347,287 shares of common stock of the Company to Valens US which are exercisable at a price of $0.22 per share.

The Company is obligated to file a registration statement registering the resale of shares of the Company's common stock issuable upon conversion of the Notes and exercise of the warrants within 60 days and to have such registration statement declared effective within 180 days. The Company is also required to file a registration statement to register shares of common stock underlying any warrant issued after the closing within 90 days after the issuance of such warrants and shares issuable to the holders as a result of any adjustments of the Fixed Conversion Price or the exercise price of the warrants within 90 days after any such event or the date of adjustment and have such registration statement declared effective within 90 days. The Company will be required to pay liquidated damages if a registration statement is not timely filed, or declared effective within the required timeframes or ceases to be effective after being declared effective for a period of 90 days in any 365 days or 30 consecutive days or the Company’s common stock is not listed or quoted or is suspended from trading for a period of 3 consecutive trading days.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the two most recent fiscal years ended December 31, 2007 and December 31, 2006, there were no changes in or disagreements with the Company’s independent public accountants.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2007. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Officers of the Registrant

The following table sets forth information with respect to the sole executive officer and directors of NewMarket Technology, Inc. as of March 31, 2008.

Name	Age	Position

Philip M. Verges	42	Chairman, Chief Executive Officer,
		Director
Philip J. Rauch	47	Chief Financial Officer, Director
James Mandel	54	Director
Bruce Noller	51	Director
Hugh G. Robinson	75	Director

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

BRUCE NOLLER, Director, is currently the Director of Operations for NewMarket Technology, Inc.., Mr. Noller brings to the Board over 25 years of financial,  operational and marketing experience. Mr. Noller was formerly the President of Noller and Associates, Inc.  Before he founded his own firm in 1994, he served as Vice President for Integrated Control Systems, a worldwide management consulting firm. During that time, Mr. Noller proposed and oversaw engagements with  a  variety  of  industries   including   healthcare, distribution,    manufacturing,   retail,   banking,   insurance,   mining   and telecommunications.  Mr. Noller has international  management consulting experience in Singapore,  Malaysia,  China, Canada, Latin America and Europe.

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

Item 11. Executive Compensation

This table summarizes the before-tax compensation for the Chief Executive Officer and Chief Financial Officer who were the only executive officers of the Company during fiscal 2007.

Summary Compensation

				Long-Term	All Other
				Compensation	Compensation
		Annual
		Compensation		Awards

				Securities
Name and				Underlying
Principal Position	Year	Salary	Bonus	Options

Philip M. Verges	2007	$225,000	--	--	--
Chairman, Chief Executive Officer,	2006	200,000	--	--	--
Director	2005	125,000	--	--	--
(since June 2002)

Philip J. Rauch (1)	2007	$200,000	--	--	--
Chief Financial Officer, Director	2006	188,000	--	--	--
(since Feb 2006)	2005	0	--	--	--

(1) Mr. Rauch became Chief Financial Officer in February 2006 and therefore was paid no salary in any prior fiscal years.

Option Grants in 2007

We maintain no stock option plan or long-term incentive plans at this time.

Option Exercises in 2007 and 2007 Year-End Option Values

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

This table summarizes the before-tax compensation for the non-employee Board of Directors during fiscal 2007:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)
Hugh G. Robinson	12,000	--	--	--
James Mandel	12,000	--	--	--

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2007, certain information regarding beneficial ownership of the Common Stock held by each person known by the Company to own beneficially more than 5% of the Common Stock, each of the Company's directors, each of the executive officers named in the Summary Compensation Table, and all of the Company's executive officers and directors as a group.

Beneficial ownership is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. In general, beneficial ownership includes any shares a director, executive officer or other 5% holder can vote or transfer, shares subject to stock options and warrants that are exercisable currently or become exercisable within 60 days and shares subject to convertible securities that are convertible currently or within 60 days. These shares are considered to be outstanding for the purpose of calculating the percentage of ownership of the stockholder holding these options, warrants or convertible securities, but are not considered to be outstanding for the purpose of calculating the percentage ownership of any other person. Percentage ownership is based on 202,993,416 shares of common stock and the cumulative shares of convertible preferred stock (each share of preferred stock is, at the holder's option, convertible into shares of common stock, subject to certain anti-dilution protection) outstanding as of December 31, 2007 and resulting in a fully diluted 221,250,653 shares of common stock at December 31, 2007. Except as otherwise noted, the stockholders named in this table have sole voting and dispositive power for all shares shown as beneficially owned by them.

	Shares of Common		Shares of
	Stock		Convertible	Percentage
	Beneficially	Percentage	Preferred Stock	of Convertible
	Owned	of Common Stock	Beneficially Owned	Preferred Stock
Named Executive Officers and Directors

Philip M. Verges (1)(5)	63,000,000	28.5%	--	--
Philip J. Rauch (2)	1,000,000	0.5%	--	--
Bruce Noller (3)	500,000	0.3%	--	--

All current Officers and Directors	64,500,000	29.3%	--	--

VergeTech, Inc. (4)(5)	63,000,000	28.5%	--	--

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
(5) Mr. Verges as the sole director and officer and a substantial stockholder of VergeTech is deemed be the beneficial owner of VergeTech’s shares

Item 13. Certain Relationships and Related Transactions

None

Item 14. Principal Accountant Fees and Services

Summarized below is the aggregate amount of various professional fees billed by our principal accountants, Pollard-Kelley Auditing Services Inc. (“PKASI”) in 2007 and 2006:

	2007	2006

Audit fees	$98,000	$115,500
Tax fees	0	0

Total:	$98,000	$115,500

Audit Fees: Consists of fees billed for professional services rendered for the audits of the Company’s consolidated financial statements, reviews of interim consolidated financial statements included in the quarterly reports, services performed in connection with filings with the Securities & Exchange Commission letters and other  services that are normally  provided by PKASI in connection with statutory and regulatory  filings.

Tax Fees: Consists of fees billed for professional services for tax compliance, tax advice and tax planning.  These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

The engagement of the auditors was approved by the Audit Committee of the Board of Directors prior to the start of the audit for the fiscal year ended December 31, 2007.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

The following financial statements of the Company and the related report of Independent Registered Public Accounting Firm thereon are set forth immediately following the Index of Financial Statements which appears on page F-1 of this report:

Independent Registered Public Accounting Firm Report

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

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

3.10	Bylaws of Nova Enterprises, Inc. (Filed as Exhibit 3.(ii).1 to the Company's Form 10-SB filed November 3, 1999 and incorporated herein by reference.)

4.1	Form of Private Placement Offering Memorandum dated February 27, 1997 offering 1,600,000 common shares at $0.01 per share. (Filed as Exhibit 4.1 to the Company's Form 10-SB filed November 3, 1999 and incorporated herein by reference.)

4.2	Form of Private Placement Offering Memorandum dated April 20, 1998 offering 992,500 common shares at $1.00 per share. (Filed as Exhibit 4.2 to the Company's Form 10-SB filed November 3, 1999 and incorporated herein by reference.)

4.3	Form of Private Placement Offering Memorandum dated September 15, 1998 offering 100,000 common shares at $0.50 per share. (Filed as Exhibit 4.3 to the Company's Form 10-SB filed November 3, 1999 and incorporated herein by reference.)

4.4	Form of Private Placement Offering Memorandum dated December 1, 1998 offering 1,000,000 common shares at $0.15 per share. (Filed as Exhibit 4.4 to the Company's Form 10-SB filed November 3, 1999 and incorporated herein by reference.)

4.5	Form of Private Placement Offering Memorandum dated February 1, 1999 offering 1,250,000 common shares at $0.40 per share. (Filed as Exhibit 4.5 to the Company's Form 10-SB filed November 3, 1999 and incorporated herein by reference.)

4.6	Form of Private Placement Offering Memorandum dated February 1, 1999 offering 104 Units at $25,000.00 per unit. (Filed as Exhibit 4.6 to the Company's Form 10-SB filed November 3, 1999 and incorporated herein by reference.)

4.7	Form of Promissory Note for Private Placement Offering of 104 Units at $25,000 per unit. (Filed as Exhibit 4.7 to the Company's Form 10-SB filed November 3, 1999 and incorporated herein by reference.)

4.8	Form of Warrant for Private Placement Offering of 104 Units at $25,000 per unit. (Filed as Exhibit 4.8 to the Company's Form 10-SB filed November 3, 1999 and incorporated herein by reference.)

4.9	Certificate of Designation, Preferences and Rights of Class C Cumulative Convertible Preferred Stock (Filed as Exhibit 10.2 to the Company's Form 8-K filed March 3, 2005 and incorporated herein by reference.)

4.10	Certificate of Designation, Preferences and Rights of Class D Cumulative Preferred Stock (Filed as Exhibit 10.3 to the Company's Form 8-K filed March 3, 2005 and incorporated herein by reference.)

10.1	Secured Convertible Promissory Note dated August 26, 2003 from IP Global Voice, Inc. (Filed as Exhibit 20.0 to the Company's Current Report on Form 8-K filed September 2, 2003 and incorporated herein by reference.

10.2	DCI Acquisition Agreement (Filed as Exhibit 10.1 to the Company's Form 8-K filed March 3, 2005 and incorporated herein by reference.)

10.3	8% Promissory Note by and between NewMarket Technology, Inc., as Borrower, and Glenwood Partners, L.P. dated as of March 9, 2005 (Filed as Exhibit 10.3 to the Company's Form 8-K filed March 15, 2005 and incorporated herein by reference.)

10.4	Quota Purchase and Sale Agreement between NewMarket Technology, Inc., Flavio Da Silva, Marcio Pissardo, Celso Isberner, Alexanre Couto and Mind Information Services Ltda. (Filed as Exhibit 10.1 to the Company's Form 8-K filed March 8, 2006 and incorporated herein by reference.)

10.5	Agreement and Plan of Reorganization by and between NewMarket Technology, Inc., NewMarket China, Inc. and Intercell International Corp. (Filed as Exhibit 10.1 to the Company's Form 8-K filed August 11, 2006 and incorporated herein by reference.)

10.6	Stock Purchase Agreement by and between Medical Office Software, Inc., NewMarket Technology, Inc. and VirtualHealth Technology, Inc. (Filed as Exhibit 10.1 to the Company's Form 8-K filed October 12, 2006 and incorporated herein by reference.)

10.7	Security Agreement made as of November 30, 2007 by and among the Lenders from time to time party thereto, LV Administrative Services, Inc., as administrative and collateral agent, NewMarket Technology, Inc., IP Global Voice, Inc. NewMarket China, Inc., Netsco Inc. Newmarket Intellectual Property, Inc. and New Market Broadband, Inc. (Filed as Exhibit 10.1 to the Company's Form 8-K filed December 6, 2007 and incorporated herein by reference.)

10.8	Secured Revolving Note dated November 30, 2007 issued by NewMarket Technology, Inc. and the other companies thereto to Valens U.S. SPV I, LLC, as holder in the principal amount of $3,000,000. (Filed as Exhibit 10.2 to the Company's Form 8-K filed December 6, 2007 and incorporated herein by reference.)

10.9	Secured Convertible Term Note dated November 30, 2007 issued by NewMarket Technology, Inc. and the other companies thereto to Valens U.S. SPV I, LLC, as holder in the principal amount of $1,800,000. (Filed as Exhibit 10.3 to the Company's Form 8-K filed December 6, 2007 and incorporated herein by reference.)

10.10	Secured Convertible Term Note dated November 30, 2007 issued by NewMarket Technology, Inc. and the other companies thereto to Valens Offshore SPV II, Corp, as holder in the principal amount of $2,200,000. (Filed as Exhibit 10.4 to the Company's Form 8-K filed December 6, 2007 and incorporated herein by reference.)

10.11	Common Stock Purchase Warrant dated November 30, 2007 issued by NewMarket Technology, Inc. to Valens U.S. SPV I, LLC for 8,347,287 shares of common stock. (Filed as Exhibit 10.5 to the Company's Form 8-K filed December 6, 2007 and incorporated herein by reference.)

10.12	Common Stock Purchase Warrant dated November 30, 2007 issued by NewMarket Technology, Inc. to Valens Offshore SPV II, Corp for 3,825,840 shares of common stock. (Filed as Exhibit 10.6 to the Company's Form 8-K filed December 6, 2007 and incorporated herein by reference.)

10.13	Registration Rights Agreement dated November 30, 2007 by and between NewMarket Technology, Inc. and Valens U.S. SPV I, LLC. (Filed as Exhibit 10.7 to the Company's Form 8-K filed December 6, 2007 and incorporated herein by reference.)

10.14	Registration Rights Agreement dated November 30, 2007 by and between NewMarket Technology, Inc. and Valens U Offshore SPV II, Corp. (Filed as Exhibit 10.8 to the Company's Form 8-K filed December 6, 2007 and incorporated herein by reference.)

10.15	Stock Pledge Agreement dated November 30, 2007 by and among LV Administrative Services, Inc. as administrative and collateral agent for the Creditor Parties, as defined therein, and NewMarket Technology, Inc. (Filed as Exhibit 10.9 to the Company's Form 8-K filed December 6, 2007 and incorporated herein by reference.)

10.16
Intellectual Property Security Agreement dated November 30, 2007 by NewMarket Technology, Inc., IP Global Voice, Inc. NewMarket China, Inc., Netsco Inc. Newmarket Intellectual Property, Inc. and New Market Broadband, Inc. in favor of LV Administrative Services, Inc. as administrative and collateral agent for the Lenders, as defined in the Security Agreement. (Filed as Exhibit  10.10 to the  Company's  Form 8-K filed  December 6, 2007 and incorporated herein by reference.)

14.1	NewMarket Technology, Inc. Code of Ethics (Filed as Exhibit 14.1 to the Company's Form 10-KSB filed March 31, 2006 and incorporated herein by reference.)

14.2	NewMarket Technology, Inc. Audit Committee Charter (Filed as Exhibit 14.1 to the Company's Form 10-KSB filed March 31, 2006 and incorporated herein by reference.)

31.1 *	Certification of Chief Executive Officer Pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934 as amended.

31.2 *	Certification of Chief Financial Officer Pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934 as amended.

32.1 *	Certification of Chief Executive Officer Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed Herewith

Signatures

In accordance with Section 13 or Section 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NewMarket Technology, Inc.
(Registrant)

Date:   April 7, 2008

                     By: /s/ Philip M. Verges
                       ----------------------------------------------------
                       Philip M. Verges
                       Chief Executive Officer and
                       Chairman of the Board of Directors

Date:   April 7, 2008

                     By: /s/ Philip J. Rauch
                       ----------------------------------------------------
                       Philip J. Rauch
                       Chief Financial Officer

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Philip M. Verges
	Chief Executive Officer and	April 7, 2008
Philip M. Verges	Chairman of the Board

s/ Philip J. Rauch
	Chief Financial Officer and	April 7, 2008
Philip J. Rauch	Director

/s/ James Mandel
	Director	April 7, 2008
James Mandel

/s/ Bruce Noller
	Director	April 7, 2008
Bruce Noller

/s/ Hugh G. Robinson
	Director	April 7, 2008
Hugh G. Robinson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
NewMarket Technology, Inc.
Dallas, Texas

We have audited the accompanying balance sheet of NewMarket Technology, Inc., as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NewMarket Technology, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of operations and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Pollard-Kelley Auditing Services, Inc.
Independence, Ohio
April 4 , 2008

NewMarket Technology, Inc.
Consolidated Balance Sheet
December 31,
ASSETS	2007	2006
CURRENT ASSETS
Cash	$5,202,244	$3,294,171
Accounts receivable, net of allowance of $86,032 and $55,936	20,730,090	12,600,352
Inventory, at cost	2,156,581	900,899
Prepaid expenses, deposits and other current assets	3,927,010	1,468,078
Total current assets	32,015,925	18,263,500
PROPERTY AND EQUIPMENT
Computer and office equipment	3,005,650	2,906,680
Less: Accumulated depreciation	(1,993,222)	(1,658,373)
Total property and equipment	1,012,428	1,248,307
OTHER ASSETS
Notes receivable including accrued interest	6,903,678	5,856,839
Investment in unconsolidated affiliates/subsidiaries	8,851,400	8,826,400
Investment in restricted securities	875,000	875,000
Deposit on investment in unconsolidated affiliates	0	0
Goodwill	22,344,599	26,250,473
Software code, net of accumulated amortization	2,840,486	3,182,746
Intangible property	236,469	72,881
Total other assets	42,051,632	45,064,339
Total Assets	$75,079,985	$64,576,145
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable
Trade	$3,911,240	$3,369,039
Related parties	267,087	7,830
Accrued expenses	2,889,477	1,980,760
Liabilities of discontinued operations	308,683	0
Customer deposits	400,684	224,057
Current portion of long-term debt	2,087,680	285,868
Short-term debt	2,953,029	2,377,722
Total current liabilities	12,817,880	8,245,276
LONG-TERM LIABILITIES
Deferred income tax liability	4,038	3,910
Notes payable, net of deferred financing costs	2,105,202	9,911,952
Total long-term liabilities	2,109,240	9,915,862
Total Liabilities	14,927,120	18,161,138

Derivative liability	536,540	0

Minority interest in consolidated subsidiaries	1,324,342	1,247,418

STOCKHOLDERS’ EQUITY
Senior convertible preferred stock, $0.001 par value, authorized 10,000,000 shares; Series C 925 and 925; Series D 0 and 550; Series E 51 and 750; Series F 1,500 and 2,000; Series G 0 and 200; Series H 835 and 1,035 and; Series I 541 and 975 shares issued and outstanding at December 31, 2007 and 2006, respectively	4	5
Common stock, $0.001 par value, 300,000,000 shares authorized; 202,993,416 and 174,165,284 issued and outstanding at December 31, 2007 and 2006, respectively	202,993	174,165
Deferred compensation	(37,500)	(265,758)
Additional paid-in capital	50,822,185	45,840,098
Accumulated comprehensive income	1,316,126	779,735
Retained earnings (accumulated deficit)	5,988,175	(1,360,657)
Total stockholders’ equity	58,291,983	45,167,589
Total Liabilities and Stockholders’ Equity	$75,079,985	$64,576,145

NewMarket Technology, Inc.
Consolidated Statements of Operations
Years Ended December 31,

	2007	2006	2005
REVENUES
Services revenue	$83,280,821	$67,847,261	$39,148,965
Contract revenues	3,305,066	3,847,945	3,063,681
Product revenues	6,522,229	5,940,416	7,925,048
Total revenues	93,108,116	77,635,622	50,137,694
COST OF SALES
Services COS	59,203,151	48,262,075	23,882,781
Contract COS	2,795,461	2,698,207	1,657,292
Product COS	5,324,366	4,792,157	6,047,487
Total Cost of sales	67,322,978	55,752,439	31,587,560
Gross Margin	25,785,138	21,883,183	18,550,134
OPERATING EXPENSES:
General and administrative expenses	19,836,138	16,635,341	14,748,049
Research and development	0	0	110,844
Depreciation and amortization	775,698	786,173	621,775
Inventory reserve	0	0	0
Total expenses	20,611,836	17,421,514	15,480,668
Income (Loss) from operations	5,173,302	4,461,669	3,069,466
OTHER INCOME (EXPENSE):
Interest income	623,593	1,023,967	449,538
Interest expense	(608,928)	(503,714)	(449,227)
Foreign currency transaction gain (loss)	(4,474)	13,298	3,662
Inflation effects	0	(318,539)	(12,873)
Bad debt expense recoupment	0	0	574,712
Gain on debt forgiveness	4,293,000	0	203,872
Gain on sale of fixed assets	303,631	0	0
Gain on sale of subsidiary	0	625,816	0
Gain on capital contribution for subsidiary	0	1,300,000	0
Goodwill impairment	(1,457,690)	0	0
Lawsuit settlement expense	(248,433)	(92,124)	(818,372)
Other expense	(171,172)	(365,810)	(174,506)
Other income	150,443	98,826	119,259
Total other income (expense)	2,879,970	1,781,720	(103,935)
Net income before income tax (credit) and minority interest	8,053,272	6,243,389	2,965,531
Foreign income tax (credit)	108,665	55,886	56,582
Minority interest in consolidated subsidiary	(595,775)	(300,010)	0
Net income	7,348,832	5,887,493	2,908,949
Other comprehensive income (loss)
Foreign currency translation gain (loss)	536,391	728,108	(209,873)
Comprehensive income	$7,885,223	$6,615,601	$2,699,076
Income per weighted average common share - basic	$0.04	$0.04	$0.03
Income per weighted average common share - fully diluted	$0.03	$0.03	$.02
Number of wtd average common shares outstanding - basic	193,757,301	158,604,670	95,814,972
Number of wtd average common shares outstanding - fully diluted	212,014,538	215,034,964	182,759,172

NewMarket Technology, Inc.
Consolidated Statements of Stockholders’ Equity
	Number of Shares		Par Value of Stock		Additional Paid-In	Deferred	Accum Comp Income	Accumulated	Total Stockholders’ Equity
	Pfd	Common	Pfd	Common	Capital	Comp	(Loss)	Deficit

BEGINNING BALANCE, December 31, 2003	3,903	50,934,786	4	50,935	15,202,578	0	0	(10,327,859)	4,925,658
Conversion of Series B pref. stock	(503)	1,075,257	(1)	1,075	(1,074)	0	0	0	0
Conversion of debt to common stock	0	25,087,115	0	25,087	4,303,756	0	0	0	4,328,843
Issuance of common stock for services	0	2,668,845	0	2,669	796,621	(714,500)	0	0	84,790
Issuance of common stock for acquisition	0	2,000,000	0	2,000	977,000	0	0	0	979,000
Issuance of Series D pref. stock	550	0	1	0	364,999	0	0	0	365,000
Issuance of Series E pref. stock	2,000	0	2	0	1,999,998	0	0	0	2,000,000
Issuance of Series F pref. stock	3,000	0	3	0	2,999,997	0	0	0	3,000,000
Amortization of deferred compensation	0	0	0	0	0	607,222	0	0	607,222
Other comprehensive income (loss)	0	0	0	0	0	0	261,500	0	261,500
Net income	0	0	0	0	0	0	0	170,759	170,759
BALANCE, December 30, 2004	8,950	81,766,003	9	81,766	26,643,875	(107,278)	261,500	(10,157,100)	16,722,772
Conversion of Series C pref. stock	(997)	1,673,300	(1)	1,673	(1,672)	0	0	0	0
Conversion of Series E pref. stock	(900)	2,373,757	(1)	2,374	(2,373)	0	0	0	0
Conversion of debt to Series G pref stock	4,900	0	5	0	4,899,995	0	0	0	4,900,000
Issuance of Series H pref stock	1,300	0	1	0	1,299,999	0	0	0	1,300,000
Issuance of Series I pref stock	1,400	0	2	0	1,399,998	0	0	0	1,400,000
Issuance of common stock for loan penalty	0	100,000	0	100	62,400	0	0	0	62,500
Conversion of debt to common stock	0	18,572,309	0	18,572	4,311,208	0	0	0	4,329,780
Issuance of common stock for services	0	3,700,000	0	3,700	1,370,075	(1,050,075)	0	0	323,700
Issuance of common stock - settle lawsuit	0	551,996	0	552	499,438	0	0	0	499,990
Amortization of deferred compensation	0	0	0	0	0	528,208	0	0	528,208
Other comprehensive income (loss)	0	0	0	0	0	0	(209,872)	0	(209,872)
Net income	0	0	0	0	0	0	0	2,908,949	2,908,949
BALANCE, December 31, 2005	14,653	108,737,365	15	108,737	40,482,943	(629,145)	51,628	(7,248,151)	32,766,027
Conversion of preferred stock	(9,168)	29,589,555	(9)	29,590	(29,581)	0	0	0	0
Conversion of debt to common stock	0	34,010,321	0	34,010	4,692,447	0	0	0	4,726,457
Issuance of common stock for services	0	1,828,043	0	1,828	694,289	(661,450)	0	0	34,667
Amortization of deferred compensation	0	0	0	0	0	1,024,837	0	0	1,024,837
Other comprehensive income (loss)	0	0	0	0	0	0	728,108	0	728,108
Net income	0	0	0	0	0	0	0	5,887,494	5,887,494
BALANCE, December 31, 2006	5,485	174,165,284	6	174,165	45,840,098	(265,758)	779,736	(1,360,657)	45,167,590
Conversion of preferred stock	(2,033)	6,887,227	(2)	6,887	(6,885)	0	0	0	0
Conversion of debt to common stock	0	20,240,905	0	20,241	4,339,172	0	0	0	4,359,413
Issuance of common stock for services	0	1,450,000	0	1,450	543,050	(450,000)	0	0	94,500
Issuance of common for lawsuit settle	0	250,000	0	250	106,750	0	0	0	107,000
Amortization of deferred compensation	0	0	0	0	0	678,258	0	0	678,258
Other comprehensive income (loss)	0	0	0	0	0	0	536,390	0	536,390
Net income	0	0	0	0	0	0	0	7,348,832	7,348,832
ENDING BALANCE, December 31, 2007	3,452	202,993,416	$4	$202,993	$50,822,185	$(37,500)	$1,316,126	$5,988,175	$58,291,983

NewMarket Technology, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2007	2006	2005
Net income	$7,348,832	$5,887,494	$2,908,949
Adjustments to reconcile net income to net cash used by operating activities:
Minority interest in consolidated subsidiary income (loss)	595,775	(300,010)	0
Gain on sale of subsidiaries	(303,631)	(625,816)	0
Gain on debt forgiveness/capital contribution for subsidiaries	(4,293,000)	(1,300,000)	0
Goodwill impairment	1,457,690	0	0
Bad debt, warranty and inventory reserves	0	1,071	(375,953)
Stock issued for services	772,758	1,037,837	851,908
Depreciation and amortization	775,698	786,173	621,775
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(8,656,613)	2,829,931	(10,070,604)
(Increase) decrease in inventory	(1,169,898)	370,326	208,651
(Increase) decrease in prepaid expenses and deposits	(1,457,641)	(339,227)	(196,420)
(Increase) decrease in interest receivable	(525,000)	0	0
Increase (decrease) in accounts payable - trade	411,278	(3,721,042)	6,491,064
Increase (decrease) in accounts payable - related parties	278,704	(634,596)	(59,742)
Increase (decrease) in customer deposits	210,251	131,763	146,821
Increase (decrease) in deferred revenue	0	(252,348)	252,348
Increase (decrease) in accrued expenses	764,593	(1,103,815)	620,188
Increase (decrease) in payables to affiliates	0	(6)	57,794
Increase (decrease) in income taxes payable	128	(88,937)	31,025

Net cash provided (used) by operating activities	(3,790,076)	2,678,797	1,487,804

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable advances	0	0	(1,215,000)
Investment in unconsolidated affiliates	0	0	(1,283,512)
Proceeds from sale of fixed assets	4,294,100	0	0
Acquisition of intangible asset	(125,919)	(287,097)	(56,000)
Purchase of property and equipment	(81,012)	(315,942)	0

Net cash provided (used) by investing activities	4,087,169	(603,039)	(2,554,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital leases	0	0	0
Advances on notes payable	4,000,000	800,000	2,177,156
Payments on notes payable	(1,647,680)	(3,546,140)	(732,348)
Advances on short term line of credit	0	0	495,171
Payments on short term line of credit	0	0	(45,815)
Cash purchased in acquisitions	0	0	0

Net cash provided (used) by financing activities	2,352,320	(2,746,140)	1,894,164

Effect of exchange rates on cash	(741,340)	858,032	(276,838)

Net increase in cash and equivalents	1,908,073	187,650	550,618

CASH, beginning of period	3,294,171	3,106,521	2,555,903

CASH, end of period	$5,202,244	$3,294,171	$3,106,521

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$608,928	$503,714	$449,227

Non-Cash Financing Activities:
Common stock issued to settle debt	$4,359,413	$4,726,457	$4,329,780
Common stock issued for acquisition of affiliate	$0	$0	$0
Preferred stock issued for acquisition of consolidated subsidiaries	$0	$0	$2,700,000
Issuance of promissory note and preferred stock to acquire subsidiaries	$0	$0	$0
Preferred stock issued to settle debt	$0	$0	$4,900,000

NewMarket Technology, Inc.
Notes to Consolidated Financial Statements

(1) Description of Business and Summary of Significant Accounting Policies

The Company

 NewMarket Technology, Inc, (f/k/a IPVoice Communications, Inc.), (“NewMarket” or the “Company”), is a Nevada corporation which conducts business from its headquarters in Dallas, Texas.  The Company was incorporated on February 19, 1997 as Nova Enterprises, Inc., changed its name to IPVoice Communications, Inc. in March of 1998, then to IPVoice.com, Inc. in May of 1999, back to IPVoice Communications, Inc. in January of 2001 and to NewMarket Technology, Inc., in July 2004.  The Company is involved in the information technology industry, principally voice over Internet Protocol telephony (“voIP”), systems integration, homeland security and wireless broadband technology.

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

Significant acquisitions

In June 2002, the Company acquired all of the assets of VergeTech Inc. (“VTI”) in exchange for a $3,000,000 promissory note convertible into 50% of the issued and outstanding shares of the Company as of the date of issuance. VTI was a privately held communications industry technology services firm founded in 1997 and headquartered in Dallas, Texas.

In 2003, the Company acquired all of the issued and outstanding stock of Infotel Technologies PTE, Ltd. ("Infotel"). The Company also acquired a majority of the issued and outstanding stock of IP Global Voice, Inc. ("IP Global Voice") as part of a strategy to accelerate business development.  Infotel is a Singapore-based communications systems integration company engaged in the business of reselling and integrating specialty communication devices to various government agencies and commercial customers. IP Global Voice is a full feature voIP service provider to small and medium businesses in the San Francisco, California area.

In April 2004, the Company acquired RKM Suministros, Ltd. (“RKM”), a Venezuela-based computer systems integration company.   Additionally, in July 2004, the Company expanded its telecommunications industry strategy with an equity investment in RedMoon Broadband, Inc. ("RedMoon"). RedMoon specializes in the engineering and management of municipal wireless broadband networks.

The Company expanded into the homeland security industry in 2004 with the acquisition of a majority interest in Digital Computer Integration Corporation ("DCI"). DCI provides custom integrated technology solutions to military and civil government agencies that include a number of proprietary IP communication homeland security technologies. The Company subsequently acquired Netsco Inc., a software firm with a proprietary RFID technology already trialed for military application and marketed in partnership with Sun Microsystems, Inc.

In January of 2005, the Company partnered with with Gaozhi Science and Technology in Shanghai China to establish NewMarket China, Inc. ("NewMarket China"), a wholly-owned subsidiary of NewMarket Technology.   In 2005 NewMarket China formed a Chinese wholly-owned foreign entity (“WOFE”) that operates under the name Clipper Technology, Inc. (“CLPTEC”).  CLPTEC is engaged in the development, implementation, integration and maintenance of technology software and supporting peripherals for computing, communications, and data exchanges.  In October 2005, CLPTEC executed an agreement with Zhang Wei Lin, the Managing Director and legal representative of the Huali Group which resulted in a 51% ownership in Clipper-Huali, Ltd. (“Clipper-Huali”) a newly-formed Chinese corporation. Clipper-Huali engages in the business of application software development, sale of proprietary software, value added reselling of leading business application software and the sale of system and network software.  In August   2006,  NewMarket China, Inc. executed an Agreement  and  Plan  of   Reorganization   ("the   Agreement")  with  Intercell International Corporation  ("Intercell").  The Agreement provided for all of the issued and  outstanding  stock of NewMarket  China,  Inc., one thousand  (1,000) shares  held by the Company, to be  exchanged  for two  million  (2,000,000)  restricted common shares of Intercell.  As a result of the Agreement, NewMarket China became a wholly-owned subsidiary of Intercell.  Simultaneously, the Company purchased 250,000 shares of newly designated Series A Preferred Stock from Intercell for an aggregate purchase price of $250,000.  The shares of Series A Preferred Stock may be converted  into that number of authorized but unissued  common shares of Intercell,  which shall be equal to 60%  ownership of the Company  after  giving  effect  to  such  issuance  on  and as of  the  date  of conversion.  In January 2007, Intercell’s name was changed to NewMarket China to reflect the new operations of the business.

In February 2005, the Company entered into an agreement with Defense Technology Systems, Inc. (“DFTS”), a homeland security products company, under which DFTS acquired NewMarket’s majority interest in DCI in exchange for two classes of DFTS preferred stock which represent a majority voting interest in DFTS.  The voting control of the preferred stock has been subjugated to a proxy committee which is controlled by the executive officers of DFTS.

In 2005, NewMarket expanded a partnership with TekVoice Communications, Inc. (“TekVoice”) to include the acquisition of a 10% equity interest in TekVoice.  TekVoice is a Hispanic and Latin America VoIP service provider.  In December 2007, TekVoice was acquired by AlterNet Systems, Inc. (“AlterNet”) through a reverse merger.

In May 2005, NewMarket executed a stock purchase agreement to acquire 51% percent ownership of Vera Technology Inc (“Vera”). In a simultaneous agreement, Vera acquired Classified Information Inc. (“CI”). NewMarket exchanged $1.3 million in preferred stock for Vera preferred stock of equal value that includes fifty-one percent voting rights. CI provides a proprietary and patented, secure data exchange solution.   In August 2006, the Company executed an agreement with Vera under which the Company sold its majority interest in Vera to the existing management of Vera in consideration for $5,000 in cash and a $1.3 million unsecured promissory note. The note matures in twenty years, however the principal repayment may be accelerated provided that Vera meets certain financial milestones.

In June 2005, NewMarket acquired substantially all of the assets of Corsa Networks Technologies, Inc.  (“Corsa”), a five-year-old IP systems integration firm specializing in the construction of secure communication networks.  These assets are being operated in conjunction with the operations of IP Global Voice.

In February 2006, the Company entered into a Quota Purchase and Sale Purchase Agreement with the founders of  UniOne Consulting Ltda., a Brazilian limited liability company, (“UniOne”), to acquire the founders’ 100% interest in UniOne.  The purchase price to be paid by the Company is $6,460,320, which may be increased to $8,539,680 based on various financial benchmarks.  The purchase price is payable in tranches through the end of 2008. UniOne is a systems integrator, developer and business practice implementation company, providing support for the integration and maintenance of enterprise software applications. UniOne is located in Sao Paulo and Rio de Janeiro, Brazil, as well as a regional office in Santiago de Chile, Chile.

Principles of consolidation

The Company accounts for its investments in affiliates and subsidiaries in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 94, “Consolidation of All Majority-owned Subsidiaries” and Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. The Company uses two different methods to report its investments in its subsidiaries and other companies: consolidation and the equity method.

Consolidation

The Company uses the consolidation method to report its investment in its subsidiaries and other companies when the Company owns a majority of the voting stock of the subsidiary.  All inter-company balances and transactions have been eliminated. Infotel, the Company’s Singapore based subsidiary, has been operating on a September 30th fiscal year end since its inception. The Company elected, pursuant to ARB 51, to account for the operations of Infotel on a matching period to matching period with the parent’s financials. This means that  should there be a significant shift in Infotel’s operations, positive or negative, it will not be reflected in the consolidated financials for an additional ninety days.

Equity Method

The Company uses the equity method to report investments in businesses where it holds 20% to 50% equity interest, but does not control operating and financial policies.

Under the equity method, the Company reports:

•	Its interest in the entity as an investment on its balance sheets, and
•	Its percentage share of earnings or losses on its statement of operations

At December 31, 2007, the Company did not record any income or loss , nor adjust its investment account, by the net income or loss of the affiliates, as the actual equity percentage paid for was the investments was less than 10%, with a concurrent de minimus net income/loss related thereto.

Fair value of financial instruments

The fair values of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and lines of credit approximate their carrying amounts due to the short maturities of these instruments.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less and money market instruments to be cash equivalents.

Earnings per share

SFAS No. 128, “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  Basic EPS excludes dilution.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Basic net income per weighted average common share is computed by dividing the net income(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods.

Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income”, requires the reporting and display of comprehensive income and its components.  SFAS No. 130 requires unrealized gains and losses on the Company’s available for sale securities to be included in comprehensive income as well as gains or losses due to foreign currency translation adjustments.

Foreign currency translation and translation gains (losses)

The Company maintains significant operations in The People's Republic of China, Brazil, Venezuela and Singapore. The Company’s operating subsidiaries invoices its customers in the local currency, and if the Company payment is denominated in a foreign currency, the Company translates the payment and records a foreign currency transaction gain or loss in accordance with SFAS 52, “Foreign Currency Translation”.

Derivative instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and Emerging Issues Task Force (“EITF”) Issue 00-19, ‘‘Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company's Own Stock’’, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at fair value, and that changes in fair value be recognized currently in earnings (loss) unless specific hedge accounting criteria are met.

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

Intangibles

In June 2002, goodwill in the amount of $2,756,327 was recorded in conjunction with the net asset acquisition from Vergetech. Goodwill amounting to $18,334,707 was recorded in conjunction with the acquisitions in 2003, 2004 and 2005. The Company also evaluates, at least annually, for potential impairment, this recorded amount, by means of a cash flow analysis in accordance with SFAS 142, “Goodwill and Other Intangible Assets”.  For the year ended December 31,, 2007, the Company recorded an impairment charge of $1,457,690.

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

Revenue recognition

As a result of the multiple acquisitions from 2003 through 2006, the Company now has three distinct revenue streams: (1) Services, principally programming services. This revenue is recognized as services are provided and billed to the customers. (2) Contract, which is principally an ongoing service revenue stream, such as training contracts, technical support contracts, etc. This form of revenue is recognized monthly as earned and billed, and (3), Product sales, which is the sale of hardware and software, generally installed. Sometimes the hardware and/or software are customized under the terms of the purchase contract. This revenue is recognized as the products are delivered and the customer accepts said products. These revenue streams accounted for 89%, 3% and 8% of revenue, respectively, for the year ended December 31, 2007.   Any portions of such contracts which may include installation, training, conversion, etc. are recognized when such services have been completed. Any ongoing support, training, etc., is separately structured and is accounted for in contract revenue and in accordance with the contracts.

Concentration of risk - geographic

As a result of the various acquisitions in 2003 through 2006, the Company now has offices, employees and customers in a variety of foreign countries. Its four foreign based subsidiaries are located in Singapore; Caracas, Venezuela; Ningbo and Shanghai, Peoples Republic of China and Sao Paulo, Brazil. RKM, based in Caracas, Venezuela, serving Latin America, represents approximately 4% of the Company’s total revenue and 1.5% of total assets; Infotel, based in Singapore, and serving Asia, represents approximately 3.5% of the Company’s total revenue and 12% of total assets; NewMarket China, based in Shanghai, China, represents approximately 43% of the Company’s total revenue and 6% of total assets and UniOne, based in Sao Paulo, Brazil, serving Latin America, represents approximately 21% of the Company’s total revenue and 6% of total assets.

Investment in unconsolidated affiliates/subsidiaries

The Company’s investment in affiliates at December 31, 2007, is composed of a 10% equity position in Red Moon, a 5% equity position in AlterNet, a 49% interest in DFTS and de minimus investments in two other companies. These equity positions do not represent a controlling interest in these companies.

The Company accounts for its investment in affiliates, defined as those whereby the Company owns less than 51% of the issued and outstanding common stock of the affiliate and the Company does not exercise control over the operations of the affiliate, by the equity method of accounting. At December 31, 2007, the Company did not record any income or loss , nor adjust its investment account, by the net income or loss of the affiliates, as the actual equity percentage paid for was the investments was less than 10%, with a concurrent de minimus net income/loss related thereto.

Recent issued accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2006. The adoption of SFAS 157 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (SAB) No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.  In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures.  SAB No. 108 is effective for the Company for its current fiscal year.  The adoption of SAB No. 108 did not have an impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company is in the process of evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after January 1, 2009. SFAS 141R would have an impact on accounting for any business acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51”. SFAS 160 states that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The adoption of SFAS 160 would have an impact on the presentation and disclosure of the non-controlling interest of any wholly-owned businesses acquired in the future.

(2) Stockholders’ Equity

Common stock

The Company has authorized 300,000,000 shares of $0.001 par value common stock.  The Company had 202,993,416 shares of common stock issued and outstanding at December 31, 2007.  During the year ended December 31, 2007, the Company issued 28,828,132 shares of common stock for the following:

•	The Company issued 1,977,174 shares of common stock pursuant to the conversion of 699 shares of Series E preferred stock.
•	The Company issued 1,791,761 shares of common stock pursuant to the conversion of 500 shares of Series F preferred stock.
•	The Company issued 661,220 shares of common stock pursuant to the conversion of 200 shares of Series G preferred stock.
•	The Company issued 1,098,067 shares of common stock pursuant to the conversion of 200 shares of Series H preferred stock.
•	The Company issued 1,359,005 shares of common stock pursuant to the conversion of 434 shares of Series I preferred stock.
•
The Company issued 1,200,000 shares of common stock pursuant to a consulting agreement with an individual to provide investor relations services.  The shares were valued at $450,000 or $0.375 per share.

•	The Company issued 250,000 shares of common stock to one party for payment of legal services rendered. The shares were valued at $94,500 or $0.378 per share.
•	The Company issued 250,000 shares of common stock to one party pursuant to the terms of a legal settlement agreement. The shares were valued at $107,000 or $0.428 per share.
•	The Company issued 20,240,905 shares of common stock to service convertible debt and accrued interest.

Preferred stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock.  The rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance

The following is a summary of the shares of preferred stock outstanding as of December 31, 2007:

•
The Company had 925 shares of Series C preferred stock outstanding at December 31, 2007.  The shares were issued in 2003 in conjunction with the Company’s acquisition of Infotel (see Note 1).  Each share of Series C preferred stock has a stated value of $1,000 per share, has no voting rights, and is convertible into common stock of the Company at an effective conversion price of the volume-weighted average closing price (“VWAP”) of the common stock for the twenty consecutive trading days prior to the date of conversion.  The shares do not pay a dividend and there is no mandatory conversion feature.

•
The Company had 51 shares of Series E preferred stock outstanding at December 31, 2007.  The shares were issued in 2004 in conjunction with the Company’s acquisition of RKM (see Note 1). Each share of Series E preferred stock has a stated value of $1,000 per share, has no voting rights, and is convertible into common stock of the Company at an effective conversion price of the VWAP of the common stock for the twenty consecutive trading days prior to the date of conversion.  The shares do not pay a dividend and there is no mandatory conversion feature.

•
The Company had 1,500 shares of Series F preferred stock outstanding at December 31, 2007. The shares were issued in 2004 in conjunction with the Company’s acquisition of NETSCO (see Note 1).  Each share of Series F preferred stock has a stated value of $1,000 per share, has no voting rights, and is convertible into common stock of the Company at an effective conversion price of the VWAP of the common stock for the twenty consecutive trading days prior to the date of conversion.  The shares do not pay a dividend and there is no mandatory conversion feature.

•
The Company had 835 shares of Series H 8% preferred stock outstanding at December 31, 2007.  The shares were issued in 2004 in conjunction with the Company’s acquisition of a majority interest in Vera (see Note 1).  Each share of Series H preferred stock has a stated value of $1,000 per share, has no voting rights, and is convertible into common stock of the Company at an effective conversion price of the VWAP of the common stock for the twenty consecutive trading days prior to the date of conversion.  Holders of the Series H preferred stock are entitled to receive dividends at the stated dividend rate of 8% on the stated value of $1,000 on each share. Dividends are cumulative from the date of issue, whether or not declared, for any reason. There is no mandatory conversion feature.

•
The Company had 541 shares of Series I preferred stock outstanding at December 31, 2007.  The shares were issued in 2004 in conjunction with the Company’s purchase of the assets of Corsa (see Note 1).  Each share of Series I preferred stock has a stated value of $1,000 per share, has no voting rights, and is convertible into common stock of the Company at an effective conversion price of the VWAP of the common stock for the twenty consecutive trading days prior to the date of conversion.  The shares do not pay a dividend and there is no mandatory conversion feature.

At December 31, 2007, the shares of preferred stock represented approximately 18,257,237 shares of common stock, had they been elected to be converted on December 31, 2007.

(3)  Stock Options and Warrants

Stock options

The Company maintains no stock option plan or long-term incentive plan at this time.

Warrants

In November 2007, the Company entered to a long-term financing arrangement (see Note 5).  Pursuant to the terms of this financing, the Company issued five year warrants to purchase a total of 12,173,127 shares of common stock of the Company to two different parties.  These options are exercisable at a price of $0.22 per share.   These warrants were valued at $536,540 using the Black-Scholes valuation model.

(4) Income Taxes

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.  The Company has net operating loss carry-forwards for income tax purposes of approximately $3,195,700 which expire beginning December 31, 2117.  There may be certain limitations on the Company’s ability to utilize the loss carry-forwards in the event of a change of control, should that occur. In addition, the Company amortizes goodwill for income tax purposes, but not for reporting purposes. The amount recorded as a deferred tax asset, cumulative as of December 31, 2007, is $1,278,000, which represents the amount of tax benefits of the loss carry-forwards and goodwill amortization.  The Company has established a valuation allowance for this deferred tax asset of $1,278,000, as the Company has no long-term history of profitable operations, in substantive amount necessary to utilize this asset.  The significant components of the net deferred tax asset as of December 31, 2007 are:

Net operating losses	$0
Goodwill amortization	1,278,000
Valuation allowance	(1,278,000)
Net deferred tax asset	$0

(5) Indebtedness

Convertible debt and revolving credit line

On November 30, 2007, the Company and certain of its subsidiaries including, IP Global Voice, Inc, Netsco, Inc., Newmarket Broadband, Inc., Newmarket Intellectual Property, Inc and NewMarket China, Inc., entered into a Security Agreement (the “Security Agreement”) with LV Administrative Services, Inc. (the “Agent”) as administrative and collateral agent for Valens U.S. SPV I, LLC (“Valens US”) and Valens Offshore SPV II, LLC (“Valens Offshore,” and together with the Agent and Valens US, the “Creditor Parties”). Pursuant to the terms of the Security Agreement, the Company issued a secured convertible term note to Valens US and Valens Offshore in the principal amounts of $1,800,000 and $2,200,000 respectively (collectively, the “Notes”). In addition, the Company issued a Revolving Note to Valens US, pursuant to which Valens has committed to advance up to $3,000,000 to the Company (the “Revolving Note”).

The Notes and the Revolving Note bear interest at a rate equal to the “prime rate” published in The Wall Street Journal plus two percent (2%), per annum (the “Contract Rate”), provided however that the Contract Rate shall not at any time be less than nine percent (9%) per annum.  The unpaid principal and accrued interest under the Notes and the Revolving Note are due and payable on November 30, 2010 (the "Maturity Date"). The interest on the Notes and the Revolving Note is payable monthly, in arrears, commencing on December 1, 2007.

The Notes require amortizing payments of the principal amount of $73,333 together with any accrued and unpaid amounts (the “Monthly Amount”) which are owed to the Creditor Parties, commencing on June 1, 2008 and on the first business day of each succeeding month thereafter through the maturity date. The Creditor Parties may convert a portion of the Monthly Amount into shares of the Company’s common stock provided: (A) the average closing price of the Company’s common stock exceeds 115% of the Fixed Conversion Price of $.20; (B) the amount of such conversion does not exceed 25% of the average dollar trading volume of the Company’s common stock for the 22 trading date immediately preceding the due date of the Monthly Payment. If the criteria set forth above in (A) is met but the criteria set forth in (B) is not met as to the entire Monthly Amount, the Creditor Parties shall convert only such part of the Monthly Amount that meets the criteria set forth in (B). Any portion of the Monthly Amount that has not been converted into shares shall be payable at the rate of 100% of the Monthly Amount in cash. In addition, the Company is not permitted to make any payments in shares of its common stock if there is no effective registration statement covering the resale of the shares or an event of default exists and is continuing.

Pursuant to the Security Agreement, an event of default shall be deemed to  include: the Company's failure to pay any amount due under the Notes and the Revolving Note where such failure continues for a period of 3 days after such payment is due; the failure of the Company and its subsidiaries to pay any taxes when due; any person or group, other than a lender under the Security Agreement, becomes the beneficial owner of 35% or more of the Company's voting equity interests or if the Board of Directors of the Company ceases to consist of a majority of the Company's Board of Directors on the date of the Security Agreement or the Company or any of its subsidiaries mergers or consolidates with or sells all or substantially all of its assets; the indictment of the Company or any of its subsidiaries or any officer of the Company under any criminal statute or commencement of criminal or civil proceedings against any company; and the Company’s failure to deliver common stock as required by the warrants and the Notes and such failure is not cured within 2 business days.

The Company granted a security interest to Valens in each of the Company’s real or personal, tangible or intangible, property and assets. The Company also pledged the stock of its subsidiaries and other equity interests owned by the Company.

The Company also issued five year warrants to purchase 3,825,840 shares of common stock of the Company to Valens Offshore and warrants to purchase 8,347,287 shares of common stock of the Company to Valens US which are exercisable at a price of $0.22 per share.

The Company is obligated to file a registration statement registering the resale of shares of the Company's common stock issuable upon conversion of the Notes and exercise of the warrants within 60 days and to have such registration statement declared effective within 180 days. The Company is also required to file a registration statement to register shares of common stock underlying any warrant issued after the closing within 90 days after the issuance of such warrants and shares issuable to the holders as a result of any adjustments of the Fixed Conversion Price or the exercise price of the warrants within 90 days after any such event or the date of adjustment and have such registration statement declared effective within 90 days. The Company will be required to pay liquidated damages if a registration statement is not timely filed, or declared effective within the required timeframes or ceases to be effective after being declared effective for a period of 90 days in any 365 days or 30 consecutive days or the Company’s common stock is not listed or quoted or is suspended from trading for a period of 3 consecutive trading days.

At December 31, 2007, the amount outstanding under the Revolving Note was $1,744,827.

Additionally, pursuant to the terms of the Security Agreement and the Notes, the shareholders of VTI agreed to forgive approximately $4.3 million of convertible debt and accrued interest owed by the Company under the terms of a convertible note dated July, 2002, as amended (see Note 1).

For the year ended December 31, 2007, the Company issued 20,240,905 shares of restricted common stock pursuant the conversion of debt and accrued interest.

Other revolving lines of credit

As of December 31, 2007, the Company’s NewMarket China and Unione subsidiaries had four revolving lines of credit with two financial institutions:

		Annual		Amount
	Credit	Interest	Due	Outstanding
Institution	Line	Rate	Date	at 12/31/07

Banco Itau	$226,160	27.12%	4/17/08	$226,160
Banco Itau	565,400	22.20%	6/30/08	341,113
Shanghai Pudong Development Bank	68,500	6.39%	4/24/08	63,066
Shanghai Pudong Development Bank	274,200	8.02%	11/20/08	246,780

Total:	$1,202,760			$877,119

These lines of credit are secured by the accounts receivable of the respective operating subsidiaries.

Short-term debt

As of December 31, 2007, the Company’s NewMarket China subsidiary had two unsecured promissory notes outstanding with two different financial institutions:

	Annual		Amount
	Interest	Maturity	Outstanding
Institution	Rate	Date	at 12/31/07

Ningbo Bank	6.00%	2/22/08	$137,100
Shanghai Pudong Development Bank	6.00%	3/20/08	137,100

Total:			$274,200

(6) Earnings per share

Following is the disclosure required by SFAS 128.

For the year ended December 31, 2007
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS:
Income available to common stockholders	$7,348,832	193,757,301	$0.04
Effect of Dilutive Securities:
Convertible preferred stock	0	18,257,237
Diluted EPS:
Income available to common stockholders + assumed conversions	$7,348,832	212,014,538	$0.04

For the year ended December 31, 2006
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS:
Income available to common stockholders	$5,887,493	158,604,032	$0.04
Effect of Dilutive Securities:
Convertible preferred stock	0	16,430,294
Convertible debt	0	40,000,000
Diluted EPS:
Income available to common stockholders + assumed conversions	$5,887,493	215,034,326	$0.03

For the year ended December 31, 2005
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS:
Income available to common stockholders	$2,908,949	95,814,972	$0.03
Effect of Dilutive Securities:
Convertible preferred stock	0	46,944,200
Convertible debt	0	40,000,000
Diluted EPS:
Income available to common stockholders + assumed conversions	$2,908,949	182,759,172	$0.02

(7) Software

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

(8) Contingencies

Leases

The Company’s corporate headquarters operates out of approximately 3,400 square feet of leased facilities located at 14860 Montfort Drive, Suite 210, Dallas, Texas 75254. The lease expires on December 31, 2008. The monthly rental payments are $3,100. The Company has a number of additional leases for office space associated with its subsidiary operating companies.

Litigation

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

(9) Selected quarterly financial data (unaudited)

(All numbers are in thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2007:
Net revenues	$18,134	21,892	23,434	29,648
Gross margin	$3,606	5,201	4,856	12,123
Net income	$599	606	1,561	4,583
Net income/share-basic	$0.01	0.01	0.01	0.01
Net income/share-diluted	$0.01	0.01	0.01	0.01

2006:
Net revenues	$17,330	16,870	18,975	24,461
Gross margin	$5,127	4,433	5,456	6,867
Net income	$434	482	1,379	3,592
Net income/share-basic	$0.01	0.01	0.01	0.02
Net income/share-diluted	$0.01	0.01	0.01	0.01

(10) Subsequent events (unaudited)

In January 2008, the Company issued Oberon Securities, L.L.C. (“Oberon”), the placement agent for the Security Agreement, 1,600,000 shares of  common stock and five year warrants to purchase 2,800,000 shares of  common stock . The warrants have an exercise price of $0.20 per share.

In addition, in January 2008, the Company entered into an agreement with Oberon, pursuant to which Oberon was retained to assist the Company on a best efforts basis to explore, structure and negotiate financial alternatives such as joint ventures, acquisitions, or mergers. Pursuant to the agreement with Oberon, the Company issued Oberon 600,000 shares of common stock as an annual retainer fee.

In January 2008, the Company issued 600,000 shares to a firm pursuant to a consulting agreement for investor relations.  The shares were valued at $114,000 or $0.19 per share.

In January 2008, the Company issued 472,928 shares of common stock pursuant to the conversion of 100 shares of Series F preferred stock.