Form 10-Q
period 2008-03-31
NewMarket Technology Inc
filed 2008-05-20
CIK 1092083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark-One)

(x)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 000-27917

NewMarket Technology, Inc.
(Exact name of Registrant as Specified in Its Charter)

NEVADA	65-0729900
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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
As of May 20, 2008, the registrant had 211,861,819 shares of common stock outstanding.

INDEX
NEWMARKET TECHNOLOGY, INC.

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets— March 31, 2008 and December 31, 2007.

        Condensed Consolidated Statements of Operations— Three Months Ended March 31, 2008 and 2007.

        Condensed Consolidated Statements of Cash Flows— Three Months Ended March 31, 2008 and 2007.

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

Item 3.               Defaults Upon Senior Securities

Item 4.               Submission of Matters to a Vote of Security Holders

Item 5.               Other Information.

Item 6.               Exhibits and Reports on Form 8-K.

SIGNATURES

CERTIFICATIONS

PART I.    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NewMarket Technology, Inc.
Consolidated Balance Sheet

ASSETS	March 31, 2008	December 31, 2007
CURRENT ASSETS
Cash and cash equivalents	$4,717,095	$5,202,244
Accounts receivable, net of allowance of $86,032 and $55,936	22,519,919	20,730,090
Inventory	2,212,854	2,156,581
Prepaid expenses	3,548,859	3,927,010
Total current assets	32,998,727	32,015,925

PROPERTY AND EQUIPMENT, NET	590,841	1,012,428

OTHER ASSETS
Notes receivable including accrued interest	7,320,466	6,903,678
Investment in unconsolidated subsidiares	9,038,563	8,851,400
Investment in restricted securities	875,000	875,000
Goodwill	22,344,599	22,344,599
Software code, net of accumulated amortization	2,813,696	2,840,486
Intangibles	215,123	236,469
Total other assets	42,607,447	42,051,632

Total assets	$76,197,015	$75,079,985

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,893,197	$4,178,327
Accrued expenses and other liabilities	2,753,134	2,889,477
Customer deposits	11,201	400,684
Liabilities of discontinued operations	308,683	308,683
Long term debt, current portion	2,087,680	2,087,680
Short term debt	2,365,559	2,953,029
Total current liabilities	11,419,454	12,817,880

LONG-TERM LIABILITIES
Deferred income tax liability	4,147	4,038
Notes payable, net of deferred financing costs	2,431,093	2,105,202
Total long-term liabilities	2,435,240	2,109,240
Total liabilities	13,854,694	14,927,120

Derivative liability	659,940	536,540

Minority interest in subsidiaries	1,456,643	1,324,342

STOCKHOLDERS' EQUITY
Common stock; $.001 par value; 300,000,000 shares authorized;
206,266,344 and 202,993,416 shares issued and outstanding
at March 31, 2008 and December 31, 2007, respectively	206,266	202,993
Preferred stock; $.001 par value; 10,000,000 shares authorized;
Series C 925 and 925; Series E 51 and 51; Series F 1,500 and
1,400; Series H 835 and 835 and; Series I 541 and 541 shares issued and outstanding at March 31, 2008 and
December 31, 2007, respectively	4	4
Deferred compensation	(180,500)	(37,500)
Additional paid-in capital	51,350,912	50,822,185
Accumulated comprehensive income	1,699,388	1,316,126
Retained earnings	7,149,668	5,988,175
Total stockholders' equity	60,225,738	58,291,983

Total liabilities and stockholders' equity	$76,197,015	$75,079,985

See accompanying notes to consolidated financial statements.

NewMarket Technology, Inc.
Consolidated Statement of Operations

	Three Months Ended
	March 31,
	2008	2007
REVENUE	$20,921,762	$18,133,937

COST OF SALES	15,796,965	14,528,173

Gross Margin	5,124,797	3,605,764

OPERATING EXPENSES
Selling, general and administrative expenses	3,551,125	2,801,143
Depreciation and amortization	231,342	228,062
Bad debt expense	-	17,222
Total expenses	3,782,467	3,046,427

Income (loss) from operations	1,342,330	559,337

OTHER INCOME (EXPENSE)
Interest income	160,183	153,308
Interest expense	(189,171)	(147,795)
Foreign currency transaction gain (loss)	(623)	(2,214)
Lawsuit settlement expense	-	(50,452)
Other income	49,963	182,432
Other expense	(6,913)	(96,329)
Total other income (expense)	13,439	38,950

Net income before income tax (credit) and
minority interest	1,355,769	598,287
Foreign income tax	61,975	5,905
Minority interest in consolidated subsidiary	132,301	6,615

Net income	1,161,493	598,997

Other comprehensive income (loss)
Foreign currency translation gain	383,262	548,256

Comprehensive income (loss)	$1,544,755	$1,147,253

Income (loss) per weighted-average common share-basic	$0.01	$0.00
Income (loss) per weighted-average common share-diluted	$0.01	$0.00

Number of weighted average common shares o/s-basic	205,408,764	187,395,990
Number of weighted average common shares o/s-diluted	231,646,764	219,238,490

See accompanying notes to consolidated financial statements.

NewMarket China, Inc.
Consolidated Statement of Cash Flows
Three months ended March 31,

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,161,493	$598,997
Adjustments to reconcile net earnings to net cash
provided (used) by operating activities:
Bad debt expense and inventory reserve	-	53,722
Stock issued for services and amortization of
deferred compensation	389,000	211,575
Depreciation and amortization	231,342	228,062
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,564,541)	(1,762,123)
(Increase) decrease in prepaid expenses	351,680	(402,828)
(Increase) decrease in inventory	(52,334)	(23,960)
Increase (decrease) in accounts payable	(285,130)	(1,123,310)
Increase (decrease) in deposits	(399,483)	116,670
Increase (decrease) in affiliate payables	-	208,933
Increase (decrease) in taxes payable	109	17,649
Increase (decrease) in accrued expenses and other payables	(136,343)	1,922,274
Net cash provided (used) by operating activities	(304,207)	45,661

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in accrued interest receivable	-	(125,000)
Investment in intangible assets	-	(9,626)
Purchase of property and equipment	(10,477)	(23,603)
Net cash used by investing activities	(10,477)	(158,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	457,000	472,977
Payments on short-term borrowings	(587,470)	(58,380)
Net cash provided (used) by financing activities	(130,470)	414,597

Effect of exchange rates on cash	(39,995)	(904,605)

Net decrease in cash and equivalents	(485,149)	(602,576)

CASH, beginning of period	5,202,244	3,294,171

CASH, end of period	$4,717,095	$2,691,595

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$189,171	$147,797

Non-cash Financing Activities:
Common stock issed to settle debt	-	$1,940,000

Common stock issued for conversion of preferred stock	$473	$3,531

NEWMARKET TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information. The consolidated balance sheet at December 31, 2007 has been derived from the audited balance sheet at that date; however, the accompanying financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. NewMarket Technology, Inc. and its subsidiaries ( “NewMarket”) believes that the quarterly information presented includes all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States. The accompanying condensed consolidated financial statements and notes should be read in conjunction with NewMarket’s Form 10-K for the year ended December 31, 2007.

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

b) Principles of consolidation

The Company accounts for its investments in affiliates and subsidiaries in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of all Majority-owned Subsidiaries, and Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements.  The Company uses two different methods to report its investments in its subsidiaries and other companies: consolidation and the equity method.

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

Under the equity method, the Company reports:

•   Its interest in the entity as an investment on its balance sheets, and

•  Its percentage share of earnings or losses on its statement of operations

At March 31, 2008, the Company did not record any income or loss , nor adjust its investment account, by the net income or loss of the affiliates, as the actual equity percentage paid for was the investments was less than 10%, with a concurrent de minimus net income/loss related thereto.

c) Net income per share

Basic net income per weighted average common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Fully diluted includes all common shares that would be required to be issued of various convertible instruments at their stated conversion rates using the March 31, 2008, market price of the underlying common stock.

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

In 2004, as a result of the acquisition of Infotel, the Company recorded as an asset in its consolidated balance sheet, Software Code. This asset is a permanent license for “uOne”unified messaging service system. In addition, Infotel received the underlying coding for this software. Uone was acquired by Cisco Systems from Amtiva Technology in 1999. In 2001, Cisco sold the operating division which was utilizing this software to CMG Wireless Data Solutions. In April 2000, Appiant, the then sole stockholder of Infotel, purchased this license from Cisco for $10,000,000. Appiant paid $3,000,000 of this license fee and the $7,000,000 balance was later forgiven as a result of a settlement agreement between Cisco and Appiant as part of Cisco’s decision to sell the operating division to CMG. Appiant had borrowed $5,000,000 from Infotel which was secured by this license and code. When Appiant defaulted on this note, Infotel foreclosed on the license and code. Even though this license and code were valued at $10,000,000 based on the license fee between Appiant and Cisco, Infotel has elected to value the license and code, on its books, at the amount of the defaulted note, $5,000,000. The software license and code were incidental to the Company’s purchase of Infotel, however the Company quickly saw how this software license and code could be utilized through its majority-owned subsidiary, IP Global Voice, Inc. (“IPGV”). The Company began utilizing this software in the IPGV services offered to its customers. The Company believes that the remaining useful life of this asset is approximately 10 years, therefore it is being amortized over this period beginning in 2004. Expenditures to modify, maintain and update the software will be expensed when incurred. The Company also evaluates at least annually, for potential impairment and its assumption of the remaining life, the recorded value of this software license and code, by means of a cash flow analysis in accordance with SFAS 142. The Company began recognizing revenue in 2004, from the use of this software through its majority-owned subsidiary, IPGV.

g) Revenue recognition

As a result of the multiple acquisitions from 2003 through 2006, the Company now has three distinct revenue streams: (1) Services, principally programming services. This revenue is recognized as services are provided and billed to the customers. (2) Contract, which is principally an ongoing service revenue stream, such as training contracts, technical support contracts, etc. This form of revenue is recognized monthly as earned and billed, and (3) Product sales, which is the sale of hardware and software, generally installed. Sometimes the hardware and/or software are customized under the terms of the purchase contract. This revenue is recognized as the products are delivered and the customer accepts said products. These revenue streams accounted for 96%, 2% and 2% of revenue, respectively, for the three months ended March 31, 2008.   Any portions of such contracts which may include installation, training, conversion, etc. are recognized when such services have been completed. Any ongoing support, training, etc., is separately structured and is accounted for in contract revenue and in accordance with the contracts.

h) Concentrations of risks - Geographic

As a result of the various acquisitions in 2003 through 2006, the Company now has offices, employees and customers in a variety of foreign countries. Its four foreign based subsidiaries are located in Singapore; Caracas, Venezuela; Shanghai, Peoples Republic of China and Sao Paulo, Brazil.  RKM Suministros, C.A., based in Caracas, Venezuela, serving Latin America, represents approximately 3% of the Company’s total revenue and 2% of total assets; Infotel, based in Singapore, and serving Asia, represents approximately 2% of the Company’s total revenue and 10% of total assets; NewMarket China, based in Shanghai, China, serving Asia, represents approximately 41% of the Company’s total revenue and 11% of total assets and UniOne, based in Sao Paulo, Brazil, serving Latin America, represents approximately 26% of the Company’s total revenue and 2% of total assets.

i) Investment in unconsolidated affiliates/subsidiaries

The Company’s investment in affiliates at March 31, 2008, is composed of a 11% equity position in RedMoon Broadband, Inc., a 10% equity position in AlterNet, Inc., and a 49% interest in Defense Technology Systems, Inc. These equity positions do not represent a controlling interest in these companies.

The Company accounts for its investment in affiliates, defined as those whereby the Company owns less than 51% of the issued and outstanding common stock of the affiliate and the Company does not exercise control over the operations of the affiliate, by the equity method of accounting. At March 31, 2008, the Company did not record any income or loss, nor adjust its investment account, by the net income or loss of the affiliates, as the actual equity percentage paid for was the investments was less than 10%, with a concurrent de minimus net income/loss related thereto.

j) Interim financial information

The financial statements for the three ended March 31, 2008 and 2007 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

(3) Stockholders’ Equity

a) Common stock

The Company has authorized 300,000,000 shares of $0.001 par value common stock. The Company had 206,266,344 shares of common stock issued and outstanding at March 31, 2008.

During the first quarter 2008, the Company issued 3,272,928 shares of common stock as follows:

•  In January 2008, the Company issued Oberon Securities, L.L.C. (“Oberon”), the placement agent for the recent long-term financing (see Note 6), 1,600,000 shares of common stock.

•  In addition, in January 2008, the Company entered into an agreement with Oberon, pursuant to which Oberon was retained to assist the Company on a best efforts basis to explore, structure and negotiate financial alternatives such as joint ventures, acquisitions, or mergers. Pursuant to the agreement with Oberon, the Company issued Oberon 600,000 shares of common stock as an annual retainer fee.

•  In January 2008, the Company issued 600,000 shares to a firm pursuant to a consulting agreement for investor relations.

•  In January 2008, the Company issued 472,928 shares of common stock pursuant to the conversion of 100 shares of Series F preferred stock.

b) Preferred stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock.  Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance.  The Company had  925 shares of Series C preferred, 51 shares of Series E preferred stock, 1,400 shares of Series F preferred stock, 835 shares of Series H preferred stock and 541 shares of Series I preferred stock issued and outstanding, at March 31, 2008.

During first quarter 2008, the Company issued 472,928 shares of common stock to convert 100 shares of Series F preferred stock.

At March 31, 2008, the shares of preferred stock represented approximately 26,238,000 shares of common stock, had they been elected to be converted on March 31, 2008.

(4) Stock Options and Warrants

a) Stock options

The Company maintains no stock option plan or long-term incentive plan at this time.

b) Warrants

In November 2007, the Company entered to a long-term financing arrangement (see Note 6).  Pursuant to the terms of this financing, the Company issued five year warrants to purchase a total of 12,173,127 shares of common stock of the Company to two different parties.  These options are exercisable at a price of $0.22 per share.   These warrants were valued at $536,540 using the Black-Scholes valuation model.

In January 2008, the Company issued Oberon, the placement agent for the recent long-term financing agreement, five year warrants to purchase 2,800,000 shares of common stock. These options are exercisable at a price of $0.20 per share.   These warrants were valued at $123,400 using the Black-Scholes valuation model.

(5) Capital Stock Transactions

Following is a schedule of changes in shareholder’s equity for the three months ended March 31, 2008:

	Number of Shares		Par Value of Stock		Additional Paid-In	Deferred	Accum Comp Income	Retained	Total Stockholders’ Equity
	Pfd	Common	Pfd	Common	Capital	Comp		Earnings

BALANCE, December 31, 2007	3,452	202,993,416	4	202,993	50,822,185	(37,500)	1,316,126	5,988,175	58,291,983
Conversion of preferred stock	(100)	472,928	0	473	(473)	0	0	0	0
Common stock issued for services	0	2,800,000	0	2,800	529,200	(228,000)	0	0	304,000
Amortization of deferred compensation	0	0	0	0	0	85,000	0	0	85,000
Other comprehensive income	0	0	0	0	0	0	383,262	0	383,262
Net income	0	0	0	0	0	0	0	1,161,493	1,161,493
ENDING BALANCE, March 31, 2008 (Unaudited)	3,352	206,266,344	$4	$206,266	$51,350,912	$(180,500)	$1,699,388	$7,149,668	$60,225,738

  (6) Indebtedness

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

The Notes require amortizing payments of the principal amount of $73,333 together with any accrued and unpaid amounts (the “Monthly Amount”) which are owed to the Creditor Parties, commencing on June 1, 2008 and on the first business day of each succeeding month thereafter through the maturity date. The Creditor Parties may convert a portion of the Monthly Amount into shares of, the Company’s common stock provided: (A) the average closing price of the Company’s common stock exceeds 115% of the Fixed Conversion Price of $.20; (B) the amount of such conversion does not exceed 25% of the average dollar trading volume of the Company’s common stock for the 22 trading date immediately preceding the due date of the Monthly Payment. If the criteria set forth above in (A) is met but the criteria set forth in (B) is not met as to the entire Monthly Amount, the Creditor Parties shall convert only such part of the Monthly Amount that meets the criteria set forth in (B). Any portion of the Monthly Amount that has not been converted into shares shall be payable at the rate of 100% of the Monthly Amount in cash. In addition, the Company is not permitted to make any payments in shares of its common stock if there is no effective registration statement covering the resale of the shares or an event of default exists and is continuing.

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

At March 31, 2008, the amount outstanding under the Revolving Note was $418,532.

(7) Earnings per share

Following is the disclosure required by SFAS 128, Earnings per Share.

For the Three Months Ended March 31, 2008

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS:
Income available to common stockholders	$1,161,493	205,408,764	$0.01
Effect of Dilutive Securities:
Convertible preferred stock	0	26,238,000
Convertible debt	0	0
Diluted EPS:
Income available to common stockholders + assumed conversions	$1,161,493	231,644,764	$0.01

(8) Income Taxes

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.  The Company has net operating loss carry-forwards for income tax purposes of approximately $3,926,600 which expire beginning December 31, 2117.  There may be certain limitations on the Company’s ability to utilize the loss carry-forwards in the event of a change of control, should that occur. In addition, the Company amortizes goodwill for income tax purposes, but not for reporting purposes. The amount recorded as a deferred tax asset, cumulative as of March 31, 2008, is $1,570,600, which represents the amount of tax benefits of the loss carry-forwards and goodwill amortization.  The Company has established a valuation allowance for this deferred tax asset of $1,570,600, as the Company has no long-term history of profitable operations, in substantive amount necessary to utilize this asset.  The significant components of the net deferred tax asset as of March 31, 2008 are:

Net operating losses	$2,626,600
Goodwill amortization	1,300,000
Valuation allowance	(3,926,600)
Net deferred tax asset	$0

(9) Software

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

(10) Commitment and Contingencies

a) Leases

The Company’s corporate headquarters operates out of approximately 3,400 square feet of leased facilities located at 14860 Montfort Drive, Suite 210, Dallas, Texas 75254. The lease expires on December 31, 2008. The monthly rental payments are $3,100. The Company has a number of additional leases for office space associated with its subsidiary operating companies.

b) Litigation

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

(11) Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the account with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and, as such, the Company will adopt this standard in fiscal 2010.   The Company has not yet evaluated the effect that the application of SFAS 160 may have, if any, on its future results of operations and financial condition.

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

Forward-looking statements can generally be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or the negative of these terms or other comparable terminology, or by discussions of strategy, plans or intentions. Statements contained in this report that are not historical facts are forward-looking statements. Without limiting the generality of the preceding statement, all statements in this report concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are necessarily estimates reflecting our best judgment based upon current information and involve a number of risks and uncertainties. Other factors may affect the accuracy of these forward-looking statements, and our actual results may differ materially from the results anticipated in these forward-looking statements. While it is impossible to identify all relevant factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described in “Management Discussion and Analysis or Plan of Operation” as well as changes in the regulation of the IP telephony industry at either or both of the federal and state levels, competitive pressures in the IP telephony industry and our response to these factors, and general conditions in the economy and capital markets.   For a more complete discussion of these and other risks, uncertainties and assumptions that may affect us, see the company’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

Critical accounting policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-K fiscal year 2007.  There have been no material changes to our critical accounting policies as of March 31, 2008.

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

Recent Developments

In February 2008, the Company executed a letter-of-intent with Worldwide Strategies, Inc. (“Worldwide”) under which the Company would acquire a 51% interest in Worldwide in exchange for the assumption of existing debt.  Worldwide is a development stage business which has developed a proprietary marketing process and system to provide clients with call-center software platforms.  The proposed acquisition is part of the Company’s announced strategy to consolidate its mobile computing business.  It is anticipated that this transaction will close in the second quarter of 2008.

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

Results of Operations

Three months ended March 31, 2008 compared to three months ended March 31, 2007:

Net sales increased 15% from $18,133,937 for the quarter ended March 31, 2007 to $20,921,762 for the quarter ended March 31, 2008. This increase was primarily due to increased sales in our Latin America and Chinese systems integration subsidiaries.

Cost of sales increased 9% from $14,528,173 for the quarter ended  March 31, 2007 to $15,796,965 for the quarter ended  March 31, 2008. This increase was primarily due to the corresponding increase in overall sales. Our gross margin, as a percentage of sales was 24% and 20% for the quarters ended March 31, 2008 and 2007, respectively. Management plans to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows. Management intends to leverage increased purchasing volume to improve purchasing contracts and reduce the overall cost of sales. Management also intends to implement resource utilization strategies that can demonstrate notable savings when applied over higher volumes of production.

General and administrative expenses increased 27% to $3,551,125 for the quarter ended  March 31, 2008 from $2,801,143 for the quarter ended  March 31, 2007. The increase was due to  an increase in staff and overhead expenses related to sales expansion efforts.

Depreciation and amortization expense increased 1% from $228,062 for the quarter ended  March 31, 2007 to $231,342 for the quarter ended  March 31, 2008. Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

Net income increased 94% from $598,997 for the quarter ended  March 31, 2007 to $1,161,493 for the quarter ended March 31, 2008. Net income represented 5.6% and 3.3% of net sales for the quarters ended March 31, 2008 and 2007, respectively.

Comprehensive net income, which is adjusted to compensate for the risk associated with foreign profits and the potential conversion of foreign currency, increased 35% from $1,147,253 for the quarter ended March 31, 2007 to $1,544,755 for the quarter ended March 31, 2008. Comprehensive net income represented 7.4% and 6.3% of net sales for the quarters ended March 31, 2008 and 2007, respectively

Liquidity and Capital Resources

The Company's cash balance at March 31, 2008 decreased $485,149 from $5,202,244 as of December 31, 2007, to $4,717,095.  The decrease was the result of a combination  of cash used in operating activities  totaling  $304,207,  cash used in investing activities of $10,477,  cash used in financing activities totaling $130,470, and the effect of exchange rates on cash of $39,995.  Operating activities for the nine months ended March 31, 2008 exclusive of changes in operating assets and liabilities provided $1,781,835, as well as a decrease in prepaid expenses of $351,680, offset by a decrease in accrued expenses and other liabilities of $535,717, and increase in accounts receivable and inventory of $1,616,875 and a decrease in accounts payable of $285,130.

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

Off-Balance Sheet Arrangements

The Company does not currently have any off-balance sheet arrangements as defined in Item 303(c) (2) of Regulation S-K.

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

Our revenues and gross margins will depend significantly on the overall demand for IP communication products. Reduced capital spending budgets by our customers caused by the ongoing industry downturn have led to continued soft demand for our products ands services, which has resulted in, and may continue to result in, decreased revenues, earnings levels or growth rates. The global economy in general and the technology market in particular, has weakened and market conditions continue to be challenging. As a result, individuals and companies are delaying or reducing expenditures. We have observed effects of the global economic downturn in many areas of our business. In addition, the technology industry has experienced significant consolidation, and this trend is expected to continue. It is possible that we and one or more of our competitors each supply products to the companies that have merged or will merge. This consolidation could result in further delays in purchasing decisions by merged companies or in us playing a decreased role in the supply of products to the merged companies. Further delays or reductions in spending could have a material adverse effect on demand for our products and services and, consequently, our results of operations, prospects and stock price.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Company management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed in the reports filed, furnished or submitted under the Exchange Act. Based on their evaluations, the principal executive officer and principal financial officer were able to conclude that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2008 to ensure that the information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In June 2007, Michael McKim filed a lawsuit against NewMarket Technology, Inc. in the United States District Court for the Western District of Kentucky at Louisville seeking a declaration of rights regarding a purported settlement agreement of an earlier lawsuit filed by McKim against IPVoice Communications, Inc.  McKim claims that he is owed 400,000 shares of free-trading NewMarket stock, and further seeks damages regarding the diminution in value of the stock (McKim estimates the diminution in value to be between $126,000 and $177,000) that he alleges should have been awarded to him sometime between November 2004 and January 2005.  McKim also seeks to recover his attorney fees, and has claimed punitive damages totaling $250,000.  NewMarket has filed a motion for summary judgment on all claims in the action, believes McKim's claims are without merit, and intends to vigorously defend the action.

We are not aware of any contemplated legal proceeding by a governmental authority in which we may be involved.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

Set forth below is information regarding the issuance and sale of our securities without registration during the three month period ended March 31, 2008:

•  In January 2008, the Company issued Oberon Securities, L.L.C. (“Oberon”), the placement agent for the Security Agreement, 1,600,000 shares of common stock and five year warrants to purchase 2,800,000 shares of common stock. The warrants have an exercise price of $0.20 per share.

•  In addition, in January 2008, the Company entered into an agreement with Oberon, pursuant to which Oberon was retained to assist the Company on a best efforts basis to explore, structure and negotiate financial alternatives such as joint ventures, acquisitions, or mergers. Pursuant to the agreement with Oberon, the Company issued Oberon 600,000 shares of common stock as an annual retainer fee.

•  In January 2008, the Company issued 600,000 shares to a firm pursuant to a consulting agreement for investor relations.  The shares were valued at $114,000 or $0.19 per share.

•  In January 2008, the Company issued 472,928 shares of common stock pursuant to the conversion of 100 shares of Series F preferred stock.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT
     NO.             DESCRIPTION OF EXHIBIT

10.1    Annual Report for the year ended December 31, 2007, as filed in Company’s Form 10-K April 7, 2008, and incorporated herein by reference

31.1    *Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    *Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    *Certification of Philip M. Verges, Chairman and Chief Executive Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    *Certification of Philip J. Rauch, Chief Financial Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed Herewith

(b) Reports on Form 8-K

During the three-month period ended March 31, 2008, the Company filed the following Current Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NewMarket Technology, Inc. (Registrant)

Date: May 20, 2008	By:	/s/ Philip M. Verges
Philip M. Verges
Chairman and Chief Executive Officer

Date: May 20, 2008	By:	/s/ Philip J. Rauch
Philip J. Rauch
Chief Financial Officer