Form 10-Q
period 2008-06-30
NewMarket Technology Inc
filed 2008-08-20
CIK 1092083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark-One)
(x)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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
Yes  X        No ___

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

Yes ____     No X

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
As of August 19, 2008, the registrant had 218,127,765 shares of common stock outstanding.

INDEX
NEWMARKET TECHNOLOGY, INC.

ITEM 1.  FINANCIAL STATEMENTS

NewMarket Technology, Inc.
Consolidated Balance Sheet

ASSETS	June 30, 2008	December 31, 2007
CURRENT ASSETS
Cash and cash equivalents	$4,383,017	$5,202,244
Accounts receivable, net of allowance of $86,032 and $55,936	22,008,122	20,730,090
Inventory	2,197,197	2,156,581
Prepaid expenses and other current assets	3,911,337	3,927,010
Total current assets	32,499,673	32,015,925

PROPERTY AND EQUIPMENT, NET	1,003,818	1,012,428

OTHER ASSETS
Notes receivable including accrued interest	7,806,403	6,903,678
Investment in unconsolidated subsidiares	10,338,565	8,851,400
Investment in restricted securities	875,000	875,000
Goodwill	22,344,599	22,344,599
Software code, net of accumulated amortization	2,848,938	2,840,486
Intangibles	214,466	236,469
Total other assets	44,427,971	42,051,632

Total assets	$77,931,462	$75,079,985

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,429,036	$4,178,327
Accrued expenses and other liabilities	2,358,720	2,889,477
Customer deposits	47,858	400,684
Liabilities of discontinued operations	308,683	308,683
Long term debt, current portion	2,423,840	2,087,680
Short term debt	1,411,130	2,953,029
Total current liabilities	9,979,267	12,817,880

LONG-TERM LIABILITIES
Deferred income tax liability	4,345	4,038
Notes payable, net of deferred financing costs	2,642,369	2,105,202
Total long-term liabilities	2,646,714	2,109,240

Derivative liability	659,940	536,540

Total liabilities	13,285,921	15,463,660

Minority interest in subsidiaries	1,989,418	1,324,342

STOCKHOLDERS' EQUITY
Common stock; $.001 par value; 300,000,000 shares authorized;
217,042,765 and 202,993,416 shares issued and outstanding
at June 30, 2008 and December 31, 2007, respectively	217,043	202,993
Preferred stock; $.001 par value; 10,000,000 shares authorized;
Series C 925 and 925; Series E 51 and 51; Series F 1,100 and
1,500; Series H 835 and 835 and; Series I 541 and 541 shares issued and outstanding at June 30, 2008 and
December 31, 2007, respectively	4	4
Deferred compensation	(306,833)	(37,500)
Additional paid-in capital	52,385,533	50,822,185
Accumulated comprehensive income	2,367,635	1,316,126
Retained earnings	7,992,741	5,988,175
Total stockholders' equity	62,656,123	58,291,983

Total liabilities and stockholders' equity	$77,931,462	$75,079,985

See accompanying notes to consolidated financial statements.

NewMarket Technology, Inc.
Consolidated Statement of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUE	$22,768,541	$21,891,860	$43,690,303	$40,025,797

COST OF SALES	17,077,600	16,690,780	32,874,565	31,218,953

Gross Margin	5,690,941	5,201,080	10,815,738	8,806,844

OPERATING EXPENSES
Selling, general and administrative expenses	4,129,235	4,145,257	7,680,360	6,946,400
Depreciation and amortization	326,843	188,451	558,185	416,513
Bad debt expense	-	(154)	-	17,068
Total expenses	4,456,078	4,333,554	8,238,545	7,379,981

Income (loss) from operations	1,234,863	867,526	2,577,193	1,426,863

OTHER INCOME (EXPENSE)
Interest income	174,514	134,374	334,697	287,682
Interest expense	(170,708)	(140,787)	(359,879)	(288,582)
Foreign currency transaction gain (loss)	1,331	(229)	708	(2,443)
Lawsuit settlement expense	(10,000)	(166,940)	(10,000)	(217,392)
Other income/(expense)	(66,412)	40,627	(23,362)	126,730
Total other income (expense)	(71,275)	(132,955)	(57,836)	(94,005)

Net income before income tax (credit) and
minority interest	1,163,588	734,571	2,519,357	1,332,858
Foreign income tax/(credit)	(39,952)	136,725	22,023	142,640
Minority interest in consolidated subsidiary	360,467	(8,750)	492,768	(15,185)

Net income	843,073	589,096	2,004,566	1,175,033

Other comprehensive income (loss)
Foreign currency translation gain/(loss)	668,247	(9,958)	1,051,509	538,298

Comprehensive income	$1,511,320	$579,138	$3,056,075	$1,713,331

Income (loss) per weighted-average common share-basic	$0.00	$0.00	$0.01	$0.01
Income (loss) per weighted-average common share-diluted	$0.00	$0.00	$0.01	$0.01

Number of weighted average common shares o/s-basic	212,196,040	193,389,893	208,802,402	187,424,681
Number of weighted average common shares o/s-diluted	246,718,810	224,209,216	243,325,172	218,244,004

See accompanying notes to consolidated financial statements.

NewMarket Technology, Inc.
Consolidated Statement of Cash Flows
Six months ended June 30,

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,004,567	$1,205,403
Adjustments to reconcile net earnings to net cash
provided (used) by operating activities:
Stock issued to settle lawsuit	-	107,000
Stock issued for services and amortization of
deferred compensation	512,667	514,962
Depreciation and amortization	558,185	416,513
Minority interest in consolidated
subsidiary	492,768	(15,185)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(966,174)	(5,049,385)
(Increase) decrease in prepaid expenses	115,673	(616,157)
(Increase) decrease in inventory	(40,616)	(480,269)
(Increase) decrease in interest receivable	(300,000)	(250,000)
Increase (decrease) in accounts payable	(749,291)	(1,526,545)
Increase (decrease) in deposits	(352,826)	34,535
Increase (decrease) in affiliate payables	-	857,448
Increase (decrease) in taxes payable	307	12,595
Increase (decrease) in accrued expenses and other payables	(530,757)	3,568,800
Net cash provided (used) by operating activities	744,503	(1,220,285)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable advances	(1,402,725)	-
Proceeds from sale of property and equipment	-	55,495
Investment in intangible assets	-	125,919
Purchase of property and equipment		(75,381)
Net cash provided (used) by investing activities	(1,402,725)	106,033

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings		900,000
Payments on short-term borrowings	(283,108)	-
Net cash provided (used) by financing activities	(283,108)	900,000

Effect of exchange rates on cash	122,103	130,388

Net decrease in cash and equivalents	(819,227)	(83,864)

CASH, beginning of period	5,202,244	3,294,171

CASH, end of period	$4,383,017	$3,210,307

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$-	$288,582

Non-cash Financing Activities:
Common stock issed to settle debt	$621,714	$4,580,000

Common stock issued for conversion of preferred stock	$2,516	$4,554

NEWMARKET TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information.  These financial statements are unaudited and, in the opinion of the management of NewMarket Technology, Inc. and its subsidiaries ( “NewMarket” or the “Company”), include all adjustments necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States.  Certain information and footnote disclosures normally found in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations.  It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding year contained in the Company’s Annual Report on Form 10-K.  Operating results for interim periods presented are not necessarily indicative or the results that may be expected for the year ending December 31, 2008.

  The Company

 NewMarket Technology, Inc, (f/k/a IPVoice Communications, Inc.), is a Nevada corporation which conducts business from its headquarters in Dallas, Texas.  The Company was incorporated on February 19, 1997 as Nova Enterprises, Inc., changed its name to IPVoice Communications, Inc. in March of 1998, then to IPVoice.com, Inc. in May of 1999, back to IPVoice Communications, Inc. in January of 2001 and to NewMarket Technology, Inc., in July 2004.  The Company is involved in the information technology industry, principally voice over internet (VoIP), systems integration, and wireless broadband technology.

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

At June 30, 2008, the Company did not record any income or loss, nor adjust its investment account, by the net income or loss of the affiliates, as the actual equity percentage paid for was the investments was less than 10%, with a concurrent de minimus net income/loss related thereto.

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

Inventory

Inventory, which consists primarily of finished goods, is stated at the lower of cost or market.  Cost is determined using the weighted average method.

Net income per share

Basic net income per weighted average common share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Fully diluted includes all common shares that would be required to be issued of various convertible instruments at their stated conversion rates using the June 30, 2008, market price of the underlying common stock.

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

Intangibles

In June 2002, goodwill in the amount of $2,756,327 was recorded in conjunction with the net asset acquisition from Vergetech. Additional goodwill amounting to $19,588,272 was recorded in conjunction with acquisitions in 2003 through 2006. The Company also evaluates, at least annually, for potential impairment, this recorded amount, by means of a cash flow analysis in accordance with SFAS 142, Goodwill and Other Intangible Assets.

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

Foreign Currency Transaction and Translation Gains (Losses)

The Company has operations located in the People’s Republic of China, Singapore, Venezuela, Brazil, Chile and Columbia. The Company invoices customers in the local currency, and if the Company payment is denominated in a foreign currency, the Company translates the payment and records a foreign currency transaction gain or loss in accordance with SFAS 52, Foreign Currency Translation.

Derivative Instruments

SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at fair value, and that changes in fair value be recognized currently in earnings (loss) unless specific hedge accounting criteria are met.

Earnings Per Share

SFAS 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  Basic EPS excludes dilution.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Comprehensive Income

SFAS 130, Reporting Comprehensive Income, requires the reporting and display of comprehensive income and its components.  SFAS 130 requires unrealized gains and losses on the Company’s available for sale securities to be included in comprehensive income as well as gains or losses due to foreign currency translation adjustments.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements (“SFAS 157”).  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  SFAS 157 was effective for the Company for its fiscal year beginning on January 1, 2008.  For assets and liabilities that are measured at fair value on a recurring basis, SFAS 157 requires disclosure of information that enables users of financial statements to assess the inputs used to determine fair value based on an established hierarchy.

In February 2007, FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS 115 (“SFAS 159”).  SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS 159 was effective for the Company on January 1, 2008.  However, the Company has not elected to apply the provisions of SFAS 159 to any of its financial assets and financial liabilities as permitted by the Statement..

In December 2007, FASB issued SFAS 141(R), Business Combinations (“SFAS 141(R)”) which replaces SFAS 141, Business Combinations, and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity at fair value.  SFAS 141(R) also requires transaction costs related to the business combination to be expensed at incurred.  SFAS 141(R) is effective for business combinations for which the acquisition date is on or after fiscal years beginning December 15, 2008.  Management does not believe that the adoption of SFAS 141(R) will have a material impact on the Company’s financial position or results of operations.

In December 2007, FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the account with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and, as such, the Company will adopt this standard in fiscal 2008. The Company does not believe that this recent accounting pronouncement will have a material impact on its financial position or results of operations.

In March 2008, FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS 133 (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company believes that the future requirements of SFAS 161 will not have a material effect on its consolidated financial statements.

Concentrations of risks - Geographic

As a result of the various acquisitions in 2003 through 2006, the Company now has offices, employees and customers in a variety of foreign countries. Its four foreign-based subsidiaries are located in Singapore; Caracas, Venezuela; Shanghai, Peoples Republic of China and Sao Paulo, Brazil.  For the six months ended June 30, 2008, RKM Suministros, C.A., based in Caracas, Venezuela, serving Latin America, represents approximately 3% of the Company’s total revenue and 2% of total assets; Infotel, based in Singapore, and serving Asia, represents approximately 2% of the Company’s total revenue and 10% of total assets; NewMarket China, based in Shanghai, China, serving Asia, represents approximately 43% of the Company’s total revenue and 11% of total assets and UniOne, based in Sao Paulo, Brazil, serving Latin America, represents approximately 23% of the Company’s total revenue and 2% of total assets.

Investment in unconsolidated affiliates/subsidiaries

The Company’s investment in affiliates at June 30, 2008, is composed of a 8% equity position in RedMoon Broadband, Inc., a 5% equity position in AlterNet, Inc., and a 49% interest in Defense Technology Systems, Inc. These equity positions do not represent a controlling interest in these companies.

The Company accounts for its investment in affiliates, defined as those whereby the Company owns less than 51% of the issued and outstanding common stock of the affiliate and the Company does not exercise control over the operations of the affiliate, by the equity method of accounting. At June 30, 2008, the Company did not record any income or loss, nor adjust its investment account, by the net income or loss of the affiliates, as the actual equity percentage paid for was the investments was less than 10%, with a concurrent de minimus net income/loss related thereto.

2. REORGANIZATION OF NEWMARKET CHINA, INC.:

In October 2006, Intercell International Corporation (“Intercell”) executed an Agreement and Plan of Reorganization (“the Agreement”) with NewMarket China, Inc., a wholly-owned subsidiary of NewMarket.  The Agreement, provided for Intercell to acquire the subsidiary through the exchange of  all of the issued and outstanding stock of NewMarket China, Inc., one thousand (1,000) shares held by NewMarket for  two million (2,000,000) restricted common shares of Intercell. As a result of the Agreement, NewMarket China, Inc. became a wholly-owned subsidiary of Intercell.

In a separate agreement, NewMarket agreed to purchase 250,000 shares of a Series A Preferred Stock from Intercell for $250,000. The shares have a par value of $0.001 per share and a purchase price of $1.00 per share and bear no dividend.  The shares are convertible into 60% of the issued and outstanding common stock of the reorganized company, any time after August 31, 2006. The shares have a voting right equal to 60% of the issued and outstanding common stock of the reorganized company.

In June 2008, NewMarket China’s name was changed to China Crescent Enterprises, Inc.

3. STOCKHOLDERS’ EQUITY:
Common stock

The Company has authorized 300,000,000 shares of $0.001 par value common stock. The Company had 217,042,765 shares of common stock issued and outstanding at June 30, 2008.

During the second quarter 2008, the Company issued 10,776,421 shares of common stock as follows:

• In April 2008, the Company issued 1,052,631 shares to the Company’s senior secured lender in payment of additional fees associated with the issuance of a convertible term note in November, 2007 (see Note 6).
• In April 2008, the Company issued 3,180,952 shares to the Company’s senior secured lender for the payment of approximately $382,000 of debt and interest owed on the Company’s revolving note (see Note 6).
• In June 2008, the Company issued 2,000,000 shares to a firm pursuant to a one-year consulting agreement for investor relations services.
• In June 2008, the Company issued 500,000 to the Company’s general counsel for services performed.
• In June 2008, the Company issued 2,000,000 to the Company’s senior secured lender in payment of $226,050 of principal and $13,950 of interest due on a convertible term note dated November, 2007 (see Note 6).
• In the second quarter of 2008, the Company issued 2,042,838 shares of common stock pursuant to the conversion of 300 shares of Series F preferred stock.

Preferred stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock.  Rights and privileges of the preferred stock are determined by the Board of Directors prior to issuance.  The Company had  925 shares of Series C preferred, 51 shares of Series E preferred stock, 1,100 shares of Series F preferred stock, 835 shares of Series H preferred stock and 541 shares of Series I preferred stock issued and outstanding, at June 30, 2008.

During second quarter 2008, the Company issued 2,042,838 shares of common stock to convert 300 shares of Series F preferred stock.

At June 30, 2008, the shares of preferred stock represented approximately 34,522,770 shares of common stock, had they been elected to be converted on June 30, 2008.

4. STOCK OPTIONS AND WARRANTS:

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

5.  CAPITAL STOCK TRANSACTIONS:

Following is a schedule of changes in shareholder’s equity for the six months ended June 30, 2008:

	Number of Shares		Par Value of Stock		Additional Paid-In	Deferred	Accum Comp Income	Retained	Total Stockholders’ Equity
	Pfd	Common	Pfd	Common	Capital	Comp		Earnings

BALANCE, December 31, 2007	3,452	202,993,416	4	202,993	50,822,185	(37,500)	1,316,126	5,988,175	58,291,983
Conversion of preferred stock	(400)	2,515,766	0	2,516	(2,516)	0	0	0	0
Common stock issued for services	0	6,352,631	0	6,353	949,331	(428,000)	0	0	527,684
Common stock issued for conversion
of debt to equity	0	5,180,952	0	5,181	616,533	0	0	0	621,714
Amortization of deferred compensation	0	0	0	0	0	158,667	0	0	158,667
Other comprehensive income	0	0	0	0	0	0	1,051,509	0	1,051,509
Net income	0	0	0	0	0	0	0	2,004,566	2,004,566
ENDING BALANCE, June 30, 2008 (Unaudited)	3,052	217,042,765	$4	$217,043	$52,385,533	$(306,833)	$2,367,635	$7,992,741	$62,656,123

6. INDEBTEDNESS:

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

The Notes require amortizing payments of the principal amount of $133,333 together with any accrued and unpaid amounts (the “Monthly Amount”) which are owed to the Creditor Parties, commencing on June 1, 2008 and on the first business day of each succeeding month thereafter through the maturity date. The Creditor Parties may convert a portion of the Monthly Amount into shares of, the Company’s common stock provided: (A) the average closing price of the Company’s common stock exceeds 115% of the Fixed Conversion Price of $.20; (B) the amount of such conversion does not exceed 25% of the average dollar trading volume of the Company’s common stock for the 22 trading date immediately preceding the due date of the Monthly Payment. If the criteria set forth above in (A) is met but the criteria set forth in (B) is not met as to the entire Monthly Amount, the Creditor Parties shall convert only such part of the Monthly Amount that meets the criteria set forth in (B). Any portion of the Monthly Amount that has not been converted into shares shall be payable at the rate of 100% of the Monthly Amount in cash. In addition, the Company is not permitted to make any payments in shares of its common stock if there is no effective registration statement covering the resale of the shares or an event of default exists and is continuing.

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

At June 30, 2008, the amount outstanding under the Revolving Note was $0.

7. EARNINGS PER SHARE:

Following is the disclosure required by SFAS 128, Earnings per Share.

For the Six Months Ended June 30, 2008
	Income (Numerator)	Shares (Denominator)	Per- Share Amount
Basic EPS:
Income available to common stockholders	$2,004,566	208,802,402	$0.01
Effect of Dilutive Securities:
Convertible preferred stock	0	34,522,770
Convertible debt	0	0
Diluted EPS:
Income available to common stockholders + assumed conversions	$2,004,566	243,325,172	$0.01

For the Six Months Ended June 30, 2007
	Income (Numerator)	Shares (Denominator)	Per- Share Amount
Basic EPS:
Income available to common stockholders	$1,175,033	187,424,681	$0.01
Effect of Dilutive Securities:
Convertible preferred stock	0	10,819,323
Convertible debt	0	20,000,000
Diluted EPS:
Income available to common stockholders + assumed conversions	$1,175,033	218,244,004	$0.01

8. DISCONTINUED OPERATIONS:

On October 20, 2003, Intercell acquired a controlling 60% equity interest in Brunetti, LLC (“Brunetti”) in exchange for a $700,000 cash contribution to Brunetti.  On January 30, 2004, Intercell acquired the remaining 40% equity interest in Brunetti in exchange for a $300,000 cash contribution to Brunetti.

On October 11, 2004, Intercell discontinued the operations of Brunetti and implemented steps to liquidate the assets of Brunetti.  On March 1, 2005, Brunetti filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 7 of Title 7 of the U.S. Bankruptcy Code.

At June 30, 2008, the carrying values of Brunetti’s assets and liabilities (presented as assets and liabilities of discontinued operations) are as follows:

Cash	$9,377
Total assets (all current)	$9,377

Accounts payable	$179,473
Related party payable	25,035
Line of credit	10,735
Accrued payroll	93,440
Total liabilities (all current)	$308,683

Brunetti reported no revenues or income during the six months ended June 30, 2008.  Operations related to Brunetti resulted in a net loss during the year ended December 31, 2007 and 2006 of $0 and $0, respectively.  Brunetti did not incur any income taxes during these periods.

9.  INCOME TAXES:

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.  The Company has net operating loss carry-forwards for income tax purposes of approximately $3,926,600 which expire beginning December 31, 2117.  There may be certain limitations on the Company’s ability to utilize the loss carry-forwards in the event of a change of control, should that occur. In addition, the Company amortizes goodwill for income tax purposes, but not for reporting purposes. The amount recorded as a deferred tax asset, cumulative as of June 30, 2008, is $1,570,600, which represents the amount of tax benefits of the loss carry-forwards and goodwill amortization.  The Company has established a valuation allowance for this deferred tax asset of $1,570,600, as the Company has no long-term history of profitable operations, in substantive amount necessary to utilize this asset.  The significant components of the net deferred tax asset as of June 30, 2008 are:

Net operating losses	$2,626,600
Goodwill amortization	1,300,000
Valuation allowance	(3,926,600)
Net deferred tax asset	$0

10.  SOFTWARE:
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

11. COMMITMENTS AND CONTINGENCIES:

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

Critical accounting policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-K fiscal year 2007.  There have been no material changes to our critical accounting policies as of June 30, 2008.

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

Recent Developments

In February 2008, the Company executed a letter-of-intent with Worldwide Strategies, Inc. (“Worldwide”) under which the Company would acquire a 51% interest in Worldwide in exchange for the assumption of existing debt.  Worldwide is a development stage business which has developed a proprietary marketing process and system to provide clients with call-center software platforms.  The proposed acquisition is part of the Company’s announced strategy to consolidate its mobile computing business.  It is anticipated that this transaction will close in the fourth quarter of 2008.

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

Results of Operations

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Net sales increased 4% from $21,891,860 for the quarter ended June 30, 2007 to $22,768,541 for the quarter ended June 30, 2008. This increase was primarily due to increased sales in our domestic and Chinese systems integration subsidiaries.

Cost of sales increased 2% from $16,690,780 for the quarter ended June 30, 2007 to $17,077,600 for the quarter ended June 30, 2008. This increase was primarily due to the corresponding increase in overall sales. Our gross margin, as a percentage of sales was 25% and 24% for the quarters ended June 30, 2008 and 2007, respectively. Management plans to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows. Management intends to leverage increased purchasing volume to improve purchasing contracts and reduce the overall cost of sales. Management also intends to implement resource utilization strategies that can demonstrate notable savings when applied over higher volumes of production.

General and administrative expenses decreased less than 1% to $4,129,235 for the quarter ended June 30, 2008 from $4,145,257 for the quarter ended June 30, 2007. An increase in general and administrative expenses in our Chinese subsidiary was offset by a reduction in overhead expenses in our Latin American subsidiaries.

Depreciation and amortization expense increased 73% from $188,451 for the quarter ended June 30, 2007 to $326,843 for the quarter ended June 30, 2008. Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

Net income increased 43% from $589,096 for the quarter ended June 30, 2007 to $843,073 for the quarter ended June 30, 2008. Net income represented 3.7% and 2.7% of net sales for the quarters ended June 30, 2008 and 2007, respectively. Comprehensive net income, which is adjusted to compensate for the risk associated with foreign profits and the potential conversion of foreign currency, increased 161% from $579,138 for the quarter ended June 30, 2007 to $1,511,320 for the quarter ended June 30, 2008. Comprehensive net income represented 6.6% and 2.6% of net sales for the quarters ended June 30, 2008 and 2007, respectively.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Net sales increased 9% from $40,025,797 for the six months ended June 30, 2007 to $43,690,303 for the six months ended June 30, 2008. This increase was primarily due to increased sales in our domestic and Chinese systems integration subsidiaries.

Cost of sales increased 5% from $31,218,953 for the six months ended June 30, 2007 to $32,874,565 for the six months ended June 30, 2008. This increase was primarily due to the corresponding increase in overall sales. Our gross margin, as a percentage of sales was 25% and 22% for the six months ended June 30, 2008 and 2007, respectively. Management plans to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows. Management intends to leverage increased purchasing volume to improve purchasing contracts and reduce the overall cost of sales. Management also intends to implement resource utilization strategies that can demonstrate notable savings when applied over higher volumes of production.

General and administrative expenses increased 11% to $7,680,360 for the six months ended June 30, 2008 from $6,946,400 for the six months ended June 30, 2007. The increase was due primarily to an increase in staff and overhead expenses related to sales expansion efforts in the Company’s Chinese subsidiary.

Depreciation and amortization expense increased 34% from $416,513 for the six months ended June 30, 2007 to $558,185 for the six months ended June 30, 2008.  Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

Net income increased 71% from $1,175,033 for the six months ended June 30, 2007 to $2,004,566 for the six months ended June 30, 2008. Net income represented 4.6% and 2.9% of net sales for the six months ended June 30, 2008 and 2007, respectively. Comprehensive net income, which is adjusted to compensate for the risk associated with foreign profits and the potential conversion of foreign currency, increased 78% from $1,713,331 for the six months ended June 30, 2007 to $3,056,075 for the six months ended June 30, 2008. Comprehensive net income represented 7.0% and 6.3% of net sales for the six months ended June 30, 2008 and 2007, respectively

Liquidity and Capital Resources

The Company's cash balance at June 30, 2008 decreased $819,227 from $5,202,244 as of December 31, 2007, to $4,383,017.  The decrease was the result of a combination of cash used in investing activities of $1,402,725 and cash used in financing activities totaling $283,108, offset by cash provided by operating activities of $744,503 and the effect of exchange rates on cash of $122,103.  Operating activities for the six months ended June 30, 2008 exclusive of changes in operating assets and liabilities provided $3,568,187, as well as a decrease in prepaid expenses of $115,673, offset by an increase in accounts receivable, inventory and other assets $1,306,790 and a decrease in accounts payable of $749,291, and a decrease in accrued expenses and other liabilities of $883,276.

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

The Notes require amortizing payments of the principal amount of $133,333 together with any accrued and unpaid amounts (the “Monthly Amount”) which are owed to the Creditor Parties, commencing on June 1, 2008 and on the first business day of each succeeding month thereafter through the maturity date. The Creditor Parties may convert a portion of the Monthly Amount into shares of the Company’s common stock provided: (A) the average closing price of the Company’s common stock exceeds 115% of the Fixed Conversion Price of $.20; (B) the amount of such conversion does not exceed 25% of the average dollar trading volume of the Company’s common stock for the 22 trading date immediately preceding the due date of the Monthly Payment. If the criteria set forth above in (A) is met but the criteria set forth in (B) is not met as to the entire Monthly Amount, the Creditor Parties shall convert only such part of the Monthly Amount that meets the criteria set forth in (B). Any portion of the Monthly Amount that has not been converted into shares shall be payable at the rate of 100% of the Monthly Amount in cash. In addition, the Company is not permitted to make any payments in shares of its common stock if there is no effective registration statement covering the resale of the shares or an event of default exists and is continuing.

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

Off-Balance Sheet Arrangements

The Company does not currently have any off-balance sheet arrangements as defined in Item 303(c)(2) of Regulation S-K.

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

Given our limited operating history, it will be difficult to predict our future results. You should consider the uncertainties that we may encounter in a new and rapidly evolving market. These uncertainties include:

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

The IP Telephony and broadband wireless industries are characterized by rapid technological innovation, sudden changes in user and customer requirements and preferences, frequent new product and service introductions and the emergence of new industry standards and practices. Each of these characteristics could render our services, products, intellectual property and systems obsolete. The rapid evolution of our market requires that we improve continually the performance, features and reliability of our products and services, particularly in response to competitive offerings. Our success also will depend, in part, on our ability:

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

Set forth below is information regarding the issuance and sale of our securities without registration during the three month period ended June 30, 2008:

•	In April 2008, the Company issued 1,052,631 shares to the Company’s senior secured lender in payment of additional fees associated with the issuance of a convertible term note in November, 2007.

•	In April 2008, the Company issued 3,180,952 shares to the Company’s senior secured lender for the payment of approximately $382,000 of debt and interest owed on the Company’s revolving note.

•	In June 2008, the Company issued 2,000,000 shares to a firm pursuant to a consulting agreement for investor relations. The shares were valued at $200,000 or $0.10 per share.

•	In June 2008, the Company issued 500,000 shares to the Company’s general counsel for services. The shares were valued at $50,000 or $0.10 per share.

•	In June 2008, the Company issued 2,000,000 to the Company’s senior secured lender in payment of $226,050 of principal and $13,950 of interest due on a convertible term note dated November, 2007

•	In the second quarter of 2008, the Company issued 2,042,838 shares of common stock pursuant to the conversion of 300 shares of Series F preferred stock.

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

* Filed Herewith

Reports on Form 8-K

During the three-month period ended June 30, 2008, the Company filed the following Current Reports on Form 8-K:

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NewMarket Technology, Inc.
(Registrant)

Date: August 19, 2008	By: /s/ Philip M. Verges Philip M. Verges Chairman and Chief Executive Officer

Date: August 19, 2008	By: /s/ Philip J. Rauch Philip J. Rauch Chief Financial Officer