Form 10-Q
period 2008-09-30
NewMarket Technology Inc
filed 2008-11-17
CIK 1092083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark-One)
(x)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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
As of November 14, 2008, the registrant had 229,382,155 shares of common stock outstanding.

INDEX
NEWMARKET TECHNOLOGY, INC.

ITEM 1.  FINANCIAL STATEMENTS

NewMarket Technology, Inc.
Consolidated Balance Sheet

ASSETS	September 30, 2008	December 31, 2007
CURRENT ASSETS	(Unaudited)
Cash and cash equivalents	$4,794,908	$5,202,244
Accounts receivable, net of allowance of $86,032 and $55,936	23,503,422	20,730,090
Inventory	2,614,560	2,156,581
Prepaid expenses and other current assets	3,894,593	3,927,010
Total current assets	34,807,483	32,015,925

PROPERTY AND EQUIPMENT, NET	880,310	1,012,428

OTHER ASSETS
Notes receivable including accrued interest	8,426,777	6,903,678
Investment in unconsolidated subsidiares	9,644,546	8,851,400
Investment in restricted securities	875,000	875,000
Goodwill	22,344,599	22,344,599
Software code, net of accumulated amortization	2,762,878	2,840,486
Intangibles	213,608	236,469
Total other assets	44,267,408	42,051,632

Total assets	$79,955,201	$75,079,985

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4,957,941	$4,178,327
Accrued expenses and other liabilities	2,343,027	2,889,477
Customer deposits	269,730	400,684
Liabilities of discontinued operations	308,683	308,683
Long term debt, current portion	1,599,996	2,087,680
Short term debt	1,430,103	2,953,029
Total current liabilities	10,909,480	12,817,880

LONG-TERM LIABILITIES
Deferred income tax liability	4,400	4,038
Notes payable, net of deferred financing costs	1,558,054	2,105,202
Total long-term liabilities	1,562,454	2,109,240

Derivative liability	574,149	536,540

Total liabilities	13,046,083	15,463,660

Minority interest in subsidiaries	2,200,175	1,324,342

STOCKHOLDERS' EQUITY
Common stock; $.001 par value; 300,000,000 shares authorized;
223,692,748 and 202,993,416 shares issued and outstanding
at September 30, 2008 and December 31, 2007, respectively	223,693	202,993
Preferred stock; $.001 par value; 10,000,000 shares authorized;
Series C 925 and 925; Series E 51 and 51; Series F 700 and
1,400; Series H 835 and 835 and; Series I 541 and 541 shares issued and outstanding at September 30, 2008 and
December 31, 2007, respectively	3	4
Deferred compensation	(268,833)	(37,500)
Additional paid-in capital	52,630,648	50,822,185
Accumulated comprehensive income	2,376,773	1,316,126
Retained earnings	9,746,659	5,988,175
Total stockholders' equity	64,708,943	58,291,983

Total liabilities and stockholders' equity	$79,955,201	$75,079,985

See accompanying notes to consolidated financial statements.

NewMarket Technology, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUE	$32,379,164	$23,433,925	$76,069,467	$63,459,722

COST OF SALES	26,217,589	18,578,261	59,092,154	49,797,214

Gross Margin	6,161,575	4,855,664	16,977,313	13,662,508

OPERATING EXPENSES
Selling, general and administrative expenses	3,719,802	3,150,886	11,400,162	10,114,354
Depreciation and amortization	239,172	149,101	797,357	565,614
Total expenses	3,958,974	3,299,987	12,197,519	10,679,968

Income (loss) from operations	2,202,601	1,555,677	4,779,794	2,982,540

OTHER INCOME (EXPENSE)
Interest income	204,049	134,081	538,746	421,763
Interest expense	(371,198)	(130,888)	(731,077)	(419,470)
Foreign currency transaction gain (loss)	2,801	(1,085)	3,509	(3,528)
Lawsuit settlement expense	(4,637)	(94,874)	(14,637)	(312,266)
Other income/(expense)	(51,661)	(51,630)	(75,023)	75,100
Total other income (expense)	(220,646)	(144,396)	(278,482)	(238,401)

Net income before income tax (credit) and
minority interest	1,981,955	1,411,281	4,501,312	2,744,139
Foreign income tax/(credit)	17,280	(213,704)	39,303	(71,064)
Minority interest in consolidated subsidiary	210,757	64,179	703,525	48,994

Net income	1,753,918	1,560,806	3,758,484	2,766,209

Other comprehensive income (loss)
Foreign currency translation gain/(loss)	9,138	(542,797)	1,060,647	(4,500)

Comprehensive income	$1,763,056	$1,018,009	$4,819,131	$2,761,709

Income (loss) per weighted-average common share-basic	$0.01	$0.01	$0.02	$0.01
Income (loss) per weighted-average common share-diluted	$0.01	$0.01	$0.02	$0.01

Number of weighted average common shares o/s-basic	220,793,735	199,155,747	212,828,689	187,424,681
Number of weighted average common shares o/s-diluted	254,704,846	229,652,054	246,739,800	218,244,004

See accompanying notes to consolidated financial statements.

NewMarket Technology, Inc.
Consolidated Statement of Cash Flows
Nine months ended September 30,
(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,758,484	$2,766,209
Adjustments to reconcile net earnings to net cash
provided (used) by operating activities:
Stock issued to settle lawsuit	-	107,000
Stock issued for services and amortization of
deferred compensation	677,180	660,258
Depreciation and amortization	797,357	565,614
Minority interest in consolidated
subsidiary	703,525	48,994
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,550,847)	(7,075,206)
(Increase) decrease in prepaid expenses	(291,226)	(563,246)
(Increase) decrease in inventory	(757,979)	(1,254,900)
(Increase) decrease in interest receivable	(500,000)	(375,000)
Increase (decrease) in accounts payable	779,614	(1,045,747)
Increase (decrease) in deposits	(115,954)	56,413
Increase (decrease) in affiliate payables	-	859,699
Increase (decrease) in taxes payable	362	7,026
Increase (decrease) in accrued expenses and other payables	(518,151)	5,611,146
Net cash provided (used) by operating activities	1,982,365	368,260

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable advances	(2,023,099)	-
Proceeds from sale of property and equipment	243,932	55,765
Investment in intangible assets	-	(125,919)
Purchase of property and equipment		(81,012)
Net cash provided (used) by investing activities	(1,779,167)	(151,166)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings		-
Payments on short-term borrowings	(283,108)	-
Net cash provided (used) by financing activities	(283,108)	-

Effect of exchange rates on cash	(327,426)	(495,512)

Net decrease in cash and equivalents	(407,336)	(278,418)

CASH, beginning of period	5,202,244	3,294,171

CASH, end of period	$4,794,908	$3,015,753

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NEWMARKET TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008

(1) BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

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

At September 30, 2008, the Company did not record any income or loss, nor adjust its investment account, by the net income or loss of the affiliates, as the actual equity percentage paid for was the investments was less than 10%, with a concurrent de minimus net income/loss related thereto.

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

Net income per share

Basic net income per weighted average common share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Fully diluted includes all common shares that would be required to be issued of various convertible instruments at their stated conversion rates using the September 30, 2008, market price of the underlying common stock.

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

Recently Issued Accounting Standards

In December 2007, FASB issued SFAS 141(R), Business Combinations (“SFAS 141(R)”) which replaces SFAS 141, Business Combinations, and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity at fair value.  SFAS 141(R) also requires transaction costs related to the business combination to be expensed as incurred.  SFAS 141(R) is effective for business combinations for which the acquisition date is on or after fiscal years beginning December 15, 2008.  Management does not believe that the adoption of SFAS 141(R) will have a material impact on the Company’s financial position or results of operations.

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

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”) which provides a consistent framework for determining what accounting principles should be used when preparing financial statements under generally accepted accounting principles in the U.S.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The adoption of SFAS 162 is not expected to have an impact on the Company’s results of operations or financial condition.

Concentrations of risks - Geographic

As a result of the various acquisitions in 2003 through 2006, the Company now has offices, employees and customers in a variety of foreign countries. Its four foreign-based subsidiaries are located in Singapore; Caracas, Venezuela; Shanghai, Peoples Republic of China and Sao Paulo, Brazil.  For the nine months ended September 30, 2008, RKM Suministros, C.A., based in Caracas, Venezuela, serving Latin America, represents approximately 2% of the Company’s total revenue and 2% of total assets; Infotel, based in Singapore, and serving Asia, represents approximately 2% of the Company’s total revenue and 7% of total assets; China Crescent Enterprises, Inc., based in Shanghai, China, serving Asia, represents approximately 40% of the Company’s total revenue and 12% of total assets and UniOne, based in Sao Paulo, Brazil, serving Latin America, represents approximately 20% of the Company’s total revenue and 2% of total assets.

Investment in unconsolidated affiliates/subsidiaries

The Company’s investment in affiliates at September 30, 2008, is composed of an 8% equity position in RedMoon Broadband, Inc., a 5% equity position in AlterNet, Inc., and a 49% interest in Defense Technology Systems, Inc. These equity positions do not represent a controlling interest in these companies.

The Company accounts for its investment in affiliates, defined as those whereby the Company owns less than 51% of the issued and outstanding common stock of the affiliate and the Company does not exercise control over the operations of the affiliate, by the equity method of accounting. At September 30, 2008, the Company did not record any income or loss, nor adjust its investment account, by the net income or loss of the affiliates, as the actual equity percentage paid for was the investments was less than 10%, with a concurrent de minimus net income/loss related thereto.

2. REORGANIZATION OF NEWMARKET CHINA, INC. :

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

In a separate agreement, NewMarket agreed to purchase 250,000 shares of a Series A Preferred Stock from Intercell for $250,000. The shares have a par value of $0.001 per share and a purchase price of $1.00 per share and bear no dividend.  The shares are convertible into 60% of the issued and outstanding common stock of the reorganized company, any time after August 31, 2007. The shares have a voting right equal to 60% of the issued and outstanding common stock of the reorganized company.

In June 2008, NewMarket China’s name was changed to China Crescent Enterprises, Inc.

3. STOCKHOLDERS’ EQUITY:

Common stock

The Company has authorized 300,000,000 shares of $0.001 par value common stock. The Company had 223,692,748 shares of common stock issued and outstanding at September 30, 2008.

During the third quarter 2008, the Company issued 6,649,983 shares of common stock as follows:

• In July 2008, the Company issued 1,000,000 shares to an individual pursuant to a one year consulting agreement for general business consulting services.
• In July 2008, the Company issued 85,000 shares to a firm pursuant to a one month consulting agreement for investor relations services.
• In August 2008, the Company issued 4,314,983 shares of common stock pursuant to the conversion of 400 shares of Series F convertible preferred stock.
• In August 2008, the Company issued 1,000,000 shares of common stock to the Company’s senior secured lender in payment of $120,000 of principal due on a convertible term note dated November, 2007 (see Note 6).
• In August 2008, the Company issued 250,000 shares of common stock to the Company’s general counsel in settlement of $30,500 of previously invoiced services.

Preferred stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock.  Rights and privileges of the preferred stock are determined by the Board of Directors prior to issuance.  The Company had  925 shares of Series C preferred, 51 shares of Series E preferred stock, 700 shares of Series F preferred stock, 835 shares of Series H preferred stock and 541 shares of Series I preferred stock issued and outstanding, at September 30, 2008.

During the third quarter 2008, the Company issued 4,341,983 shares of common stock to convert 400 shares of Series F preferred stock.

At September 30, 2008, the shares of preferred stock represented approximately 33,911,111 shares of common stock, had they been elected to be converted on September 30, 2008.

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

In January 2008, the Company issued Oberon, the placement agent for the recent long-term financing agreement, five year warrants to purchase 2,800,000 shares of common stock. These options are exercisable at a price of $0.20 per share.   These warrants were valued at $123,400 at the time of issuance using the Black-Scholes valuation model.

5.  CAPITAL STOCK TRANSACTIONS:

Following is a schedule of changes in shareholder’s equity for the nine months ended September 30, 2008:

	Number of Shares		Par Value of Stock		Additional Paid-In	Deferred	Accum Comp Income	Retained	Total Stockholders’ Equity
	Pfd	Common	Pfd	Common	Capital	Comp		Earnings

BALANCE, December 31, 2007	3,452	202,993,416	$4	$202,993	$50,822,185	$(37,500)	$1,316,126	$5,988,175	$58,291,983
Conversion of preferred stock	(800)	6,830,749	(1)	6,831	(6,831)	0	0	0	0
Common stock issued for services	0	7,437,631	0	7,438	1,049,511	(520,000)	0	0	536,949
Common stock issued for conversion of debt to equity	0	6,430,952	0	6,431	765,783	0	0	0	772,214
Amortization of deferred compensation	0	0	0	0	0	288,667	0	0	288,667
Other comprehensive income	0	0	0	0	0	0	1,060,647	0	1,060,647
Net income	0	0	0	0	0	0	0	3,758,484	3,758,484
ENDING BALANCE, September 30, 2008 (Unaudited)	2,652	223,692,748	$3	$223,693	$52,630,648	$(268,833)	$2,376,773	$9,746,659	$64,708,943

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

At September 30, 2008, the amount outstanding under the Revolving Note was $0.

7. EARNINGS PER SHARE:

Following is the disclosure required by SFAS 128, Earnings per Share.

For the Nine Months Ended September 30, 2008
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS:
Income available to common stockholders	$3,758,484	212,828,689	$0.02
Effect of Dilutive Securities:
Convertible preferred stock	0	33,911,111
Convertible debt	0	0
Diluted EPS:
Income available to common stockholders + assumed conversions	$3,758,484	246,739,800	$0.02

For the Nine Months Ended September 30, 2007
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS:
Income available to common stockholders	$2,766,208	187,747,697	$0.01
Effect of Dilutive Securities:
Convertible preferred stock	0	10,496,307
Convertible debt	0	20,000,000
Diluted EPS:
Income available to common stockholders + assumed conversions	$2,766,208	218,244,004	$0.01

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

At September 30, 2008, the carrying values of Brunetti’s assets and liabilities (presented as assets and liabilities of discontinued operations) are as follows:

Cash	$9,377
Total assets (all current)	$9,377

Accounts payable	$179,473
Related party payable	25,035
Line of credit	10,735
Accrued payroll	93,440
Total liabilities (all current)	$308,683

Brunetti reported no revenues or income during the nine months ended September 30, 2008.  Operations related to Brunetti resulted in a net loss during the year ended December 31, 2007 and 2006 of $0 and $0, respectively.  Brunetti did not incur any income taxes during these periods.

9.  INCOME TAXES

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.  The Company has net operating loss carry-forwards for income tax purposes of approximately $3,926,600 which expire beginning December 31, 2117.  There may be certain limitations on the Company’s ability to utilize the loss carry-forwards in the event of a change of control, should that occur. In addition, the Company amortizes goodwill for income tax purposes, but not for reporting purposes. The amount recorded as a deferred tax asset, cumulative as of September 30, 2008, is $1,570,600, which represents the amount of tax benefits of the loss carry-forwards and goodwill amortization.  The Company has established a valuation allowance for this deferred tax asset of $1,570,600, as the Company has no long-term history of profitable operations, in substantive amount necessary to utilize this asset.  The significant components of the net deferred tax asset as of September 30, 2008 are:

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

Critical accounting policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-K fiscal year 2007.  There have been no material changes to our critical accounting policies as of September 30, 2008.

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
2)	we believe the business model enhances the return on investment opportunity for shareholders through eventually generating the issuance of equity dividends.

In general, the component functions of the NewMarket business model are to:

1)	find and acquire timely early stage technology companies;
2)	incrementally invest to market refine the acquired technology offering;
3)	concentrate initial sales efforts on focused pilot opportunities;
4)	expand pilot opportunities to a level that prove market viability;
5)	spin the technology company out into a next stage, standalone company to support expanded capital formation;
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

In order to create a meaningful organization through smaller investments, the counter strategy to smaller investments is more investments.  NewMarket is concentrating on Internet Protocol (IP) Communication Technologies.  The Company currently has several market sector concentrations each leveraging a core expertise in IP Technology such as Telecommunications and Broadband Wireless.  NewMarket creates multiple investment and return opportunities around a single technology concentration.

The combination of multiple companies creates an inherent economy of scale opportunity.  While the company is currently concentrating on several market sectors, it is building only one support service organization.  Installation, integration, ongoing development, maintenance and customer service support are all folding under one organization to support all three markets.  NewMarket has already begun to substantially reorganize its current support service operations to optimize the inherent economy of scale opportunity.

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

Results of Operations

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Net sales increased 38% from $23,433,925 for the quarter ended September 30, 2007 to $32,379,164 for the quarter ended September 30, 2008. This increase was primarily due to increased sales in our domestic and Chinese systems integration subsidiaries.

Cost of sales increased 41% from $18,578,261 for the quarter ended September 30, 2007 to $26,217,589 for the quarter ended September 30, 2008. This increase was primarily due to the corresponding increase in overall sales. Our gross margin, as a percentage of sales was 19% and 21% for the quarters ended September 30, 2008 and 2007, respectively. Management plans to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows. Management intends to leverage increased purchasing volume to improve purchasing contracts and reduce the overall cost of sales. Management also intends to implement resource utilization strategies that can demonstrate notable savings when applied over higher volumes of production.

General and administrative expenses increased 18% to $3,719,802 for the quarter ended September 30, 2008 from $3,150,886 for the quarter ended September 30, 2007 . A decrease in general and administrative expenses in our Chinese subsidiary was offset by an increase in overhead expenses in our Latin American and domestic subsidiaries.

Depreciation and amortization expense increased 60% from $149,101 for the quarter ended September 30, 2007 to $239,172 for the quarter ended September 30, 2008. Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

Net income increased 12% from $1,560,806 for the quarter ended September 30, 2007 to $1,753,918 for the quarter ended September 30, 2008. Net income represented 5.4% and 6.7% of net sales for the quarters ended September 30, 2008 and 2007, respectively. Comprehensive net income, which is adjusted to compensate for the risk associated with foreign profits and the potential conversion of foreign currency, increased 73% from $1,018,009 for the quarter ended September 30, 2007 to $1,763,056 for the quarter ended September 30, 2008. Comprehensive net income represented 5.4% and 4.3% of net sales for the quarters ended September 30, 2008 and 2007, respectively.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Net sales increased 20% from $63,459,722 for the nine months ended September 30, 2007 to $76,069,467 for the nine months ended September 30, 2008. This increase was primarily due to increased sales in our domestic and Chinese systems integration subsidiaries.

Cost of sales increased 19% from $49,797,214 for the nine months ended September 30, 2007 to $59,092,154 for the nine months ended September 30, 2008. This increase was primarily due to the corresponding increase in overall sales. Our gross margin, as a percentage of sales was 22% and 21% for the nine months ended September 30, 2008 and 2007, respectively. Management plans to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows. Management intends to leverage increased purchasing volume to improve purchasing contracts and reduce the overall cost of sales. Management also intends to implement resource utilization strategies that can demonstrate notable savings when applied over higher volumes of production.

General and administrative expenses increased 13% to $11,400,162 for the nine months ended September 30, 2008 from $10,114,354 for the nine months ended September 30, 2007. The increase was due primarily to an increase in staff and overhead expenses related to sales expansion efforts in the Company’s Chinese subsidiary.

Depreciation and amortization expense increased 41% from $565,614 for the nine months ended September 30, 2007 to $797,357 for the nine months ended September 30, 2008.  Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

Net income increased 36% from $2,766,209 for the nine months ended September 30, 2007 to $3,758,484 for the nine months ended September 30, 2008. Net income represented 4.9% and 4.4% of net sales for the nine months ended September 30, 2008 and 2007, respectively. Comprehensive net income, which is adjusted to compensate for the risk associated with foreign profits and the potential conversion of foreign currency, increased 74% from $2,761,709 for the nine months ended September 30, 2007 to $4,819,131 for the nine months ended September 30, 2008. Comprehensive net income represented 6.3% and 4.4% of net sales for the nine months ended September 30, 2008 and 2007, respectively

Liquidity and Capital Resources

The Company's cash balance at September 30, 2008 decreased $407,336 from $5,202,244 as of December 31, 2007, to $4,794,908.  The decrease was the result of a combination of cash used in investing activities of $1,779,167, cash used in financing activities totaling $283,108, and the effect of exchange rates on cash of $327,426, offset by cash provided by operating activities of $1,982,365.  Operating activities for the nine months ended September 30, 2008 exclusive of changes in operating assets and liabilities provided $5,936,546 as well as an increase in accounts payable of $779,614, offset by an increase in accounts receivable, inventory and other assets $4,100,052 and  a decrease in accrued expenses and other liabilities of $633,743.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Company management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed in the reports filed, furnished or submitted under the Exchange Act. Based on their evaluations, the principal executive officer and principal financial officer were able to conclude that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2008 to ensure that the information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is involved from time to time in various legal actions.  We are not currently aware, however, of any actions that we believe would materially adversely affect our business, financial conditions or results of operations.  The Company may be subject to future claims which would cause us to incur significant expenses or damages, including from subsidiaries that we have previously acquired.  If we acquire or consolidate additional subsidiaries in the future, we may assume obligations and liabilities of such entities.

We are not aware of any contemplated legal proceeding by a governmental authority in which we may be involved.

ITEM 1A.  RISK FACTORS

No material changes in the risks related to our business have occurred since we filed out Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

Set forth below is information regarding the issuance and sale of our securities without registration during the three month period ended September 30, 2008:

•
In July 2008, the Company issued 1,000,000 shares to an individual pursuant to a one year consulting agreement for general business consulting services.  The shares were valued at $92,000 or $0.092 per share.

•	In July 2008, the Company issued 85,000 shares to an individual pursuant to a one month consulting agreement for investor relations services. The shares were valued at $9,265 or $0.109 per share.

•	In August 2008, the Company issued 4,314,983 shares of common stock pursuant to the conversion of 400 shares of Series F preferred stock.

•	In August 2008, the Company issued 1,000,000 shares to the Company’s senior secured lender in payment of $120,000 of principal due on a convertible term note dated November, 2007.

•	In August 2008, the Company issued 250,000 shares to the Company’s general counsel in settlement of $30,500 of previously invoiced services.

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

* Filed Herewith

Reports on Form 8-K

During the three-month period ended September 30, 2008, the Company filed the following Current Reports on Form 8-K:

Current Report on Form 8-K filed on August 28, 2008 which included disclosure under Item 3.01 related to the notification from the Financial Industry Regulatory Authority (“FINRA”) that the Company’s common stock may be removed from trading on the Over-the-Counter Bulletin Board (“OTCBB”).

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NewMarket Technology, Inc.
(Registrant)

Date: November 14, 2008	By: /s/ Philip M. Verges
Philip M. Verges
Chairman and Chief Executive Officer

Date: November 14, 2008	By: /s/ Philip J. Rauch
Philip J. Rauch
Chief Financial Officer