Form 10-K
period 2008-12-31
NewMarket Technology Inc
filed 2009-06-19
CIK 1092083

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[ X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [✓]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing price of the Registrant’s common stock on June 30, 2008:     $19,404,277

DOCUMENTS INCORPORATED BY REFERENCE:

None

NewMarket Technology, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

PART I

Item 1. Description of Business

History of the Business

The Company was originally incorporated as Nova Enterprises, Inc. in the State of Nevada on February 19, 1997, to develop and produce a unique proprietary software solution for use in Internet Telephony (hereafter referred to as "IP Telephony").  In March 1998, we entered into a reorganization agreement, pursuant to which our predecessor exchanged 9,000,000 shares of its common stock for all of the outstanding common shares of a private operating company known as IPVoice Communications, Inc. ("IPVCDE"), a transaction commonly referred to as a "reverse acquisition." In general terms, a reverse acquisition is a transaction in which the inactive public entity acquires an operating company and then changes its name as the surviving parent corporation to the name of the subsidiary and allows the subsidiary to appoint management in the surviving public entity. Thereafter, the subsidiary may formally merge with the parent or may continue to operate as a separate operating subsidiary. In this case, the subsidiary transferred all of its assets to the parent. The reorganization agreement was accounted for as a reorganization of IPVCDE.

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

Until August 1999, we conducted business from our headquarters in Denver, Colorado at which time the headquarters was relocated to Phoenix, Arizona. In June 2002, our headquarters relocated again to its current location in Dallas, Texas.

To better reflect our renewed business plan and the product line expansion beyond voice communications, we changed our name from IPVoice Communications Inc. to NewMarket Technology Inc. in June 2004. Our common stock is currently traded on the Pink Sheets Electronic Quotation Service under the symbol "NMKT."

In June 2002, we acquired all of the assets of VergeTech Inc. (“VTI”) in exchange for a $3,000,000 promissory note convertible into 50% of the issued and outstanding shares of the Company as of the date of issuance. VTI was a privately held communications industry technology services firm founded in 1997 and headquartered in Dallas, Texas.

Consistent with the VTI asset acquisition agreement, our Board of Directors and the management team resigned and VTI management assumed the vacated management positions. Philip Verges, the founder of VTI, became our Chief Executive Officer and Chairman of the Board.

As part of our new business strategy, two acquisitions were completed in 2003. We acquired all of the issued and outstanding stock of Infotel Technology PTE Ltd. ("Infotel") based in Singapore as part of a strategy to establish a foothold operation in Asia. Infotel is a communications systems integrator engaged in the business of reselling and integrating specialty communication devices to various government agencies and commercial customers. We also acquired a majority of the issued and outstanding stock of IP Global Voice, Inc. ("IP Global Voice") of San Francisco, California.  IP Global Voice is a full feature voice-over IP (“voIP”) service provider that began providing service to small and medium-sized businesses in December, 2003.

We entered the healthcare industry in 2004 by acquiring a majority interest in Medical Office Software Inc, (“MOS”) ,a twenty year old Florida-based technology company providing practice management and claims processing IP software and maintenance to three thousand ongoing physician clients.  In October 2006, we sold our majority interest in MOS  pursuant to a stock purchase agreement  with VirtualHealth Technologies, Inc. (“VirtualHealth”). Under the terms of the Agreement, we received 1.4 million shares of VirtualHealth common stock and a $900,000 convertible note in exchange for our  majority  interest  in MOS.

We further added to our healthcare strategy in 2004 with an equity investment in Sensitron, Inc., a California-based wireless health records maintenance provider.  In March 2006, we, agreed to convert our previous equity investment in Sensitron into a promissory note with an interest rate of 6% per annum. Additionally, we received 20,000 warrants to purchase the common stock of Sensitron.

We also expanded into the security industry in 2004 with our acquisition of a majority interest in Digital Computer Integration Corporation ("DCI"). DCI, based in Plano, Texas, provided custom integrated technology solutions to military and civil government agencies that include a number of proprietary IP communication homeland security technologies.  In February 2005, we entered into an agreement with Defense Technology Systems, Inc. (“DFTS”), a security products company, under which DFTS acquired our majority interest in DCI in exchange for two classes of DFTS preferred stock which represents a majority voting interest in DFTS.  The voting control of the preferred stock was subjugated to a proxy committee which was controlled by the executive officers of DFTS.

In 2004 we also acquired one-hundred percent of Netsco Inc., a software firm with a proprietary RFID technology already trialed for military application and marketed in partnership with Sun Microsystems, Inc.

We continued to expand our telecommunications industry strategy in 2004 with an equity investment in RedMoon Broadband Inc. ("RedMoon") RedMoon specializes in the engineering and management of municipal wireless broadband networks.  In 2004 we also acquired one-hundred percent of RKM Suministros, Ltd. (“RKM”), a Venezuela-based computer systems integration company.

In January of 2005, we partnered with Gaozhi Science and Technology, Inc. of Shanghai, China and established NewMarket China, Inc. ("NewMarket China"), a wholly-owned subsidiary of NewMarket Technology.   In the third quarter of 2005, NewMarket China formed a Chinese wholly-owned foreign entity, Clipper Technology, Inc. (“CLPTEC”).  CLPTEC is engaged in the development, implementation, integration and maintenance of technology software and supporting peripherals for computing, communications, and data exchanges.  In October 2005, CLPTEC executed an agreement with the Huali Group, based in Ningbo, China, under which CLPTEC received a a 51% ownership interest in Clipper-Huali, Ltd. (“Clipper-Huali”) a newly-formed Chinese corporation. Clipper-Huali engages in the business of application software development, sale of proprietary software, value added reselling of leading business application software and the sale of system and network software.

In 2005, NewMarket expanded an existing partnership with TekVoice Communications, Inc. (“TekVoice”) to an equity investment in TekVoice. TekVoice expanded the NewMarket telecommunications strategy into the Hispanic and Latin American markets with plans to establish an independent public listing on a United States securities exchange. TekVoice is a Hispanic and Latin America voIP service provider.   In December 2007, TekVoice was acquired by AlterNet Systems, Inc. (“AlterNet”) through a reverse acquisition.

In May 2005, we executed a stock purchase agreement to acquire fifty-one percent interest in Vera Technology Inc (“Vera”). In a simultaneous agreement, Vera acquired one hundred percent of Classified Information Inc. (“CI”). We exchanged $1.3 million in preferred stock for the issuance of Vera preferred stock of equal value that includes fifty-one percent voting rights. CI provides a proprietary and patented, secure data exchange solution that enables simple and complete interoperability across all network configurations, on all computer systems, and with essentially every associated software package. The proprietary solution allows companies to communicate securely via the Internet through adaptive and secure transfer protocols supporting all leading standards of EDI, XML, and flat file transfers.  In August 2006, we executed an agreement with Vera under which we sold our majority interest in Vera to the existing management of Vera in consideration for $5,000 in cash and a $1.3 million unsecured promissory note. The note matures in twenty years; however the principal repayment may be accelerated provided that Vera meets certain financial milestones.

In June 2005, IP Global Voice acquired substantially all of the assets of Corsa Networks Technologies, Inc.  (“Corsa”). Corsa is an IP systems integration firm specializing in the construction of secure data and communication networks.  These assets are operated in conjunction with the operations of IP Global Voice.

In February 2006, we entered into a purchase agreement with the founders of  UniOne Consulting Ltda., a Brazilian limited liability company, (“UniOne”), to acquire the founders’ 100% interest in UniOne.  The purchase price paid by the Company was $6,460,320.  The purchase price is payable in tranches through the end of 2010.  UniOne is a systems integrator, developer and business practice implementation company, providing support for the integration and maintenance of enterprise software applications. UniOne is located in Sao Paulo, Brazil, and had a regional office in Santiago de Chile, Chile until the end of 2008.

In August   2006,   NewMarket China executed an Agreement  and  Plan  of   Reorganization   (the   “Agreement”)  with  Intercell International Corporation  ("Intercell").  The Agreement provided for all of the issued and  outstanding  stock of NewMarket  China,  Inc., one thousand  (1,000) shares  held by NewMarket, to be  exchanged  for two  million  (2,000,000)  restricted common shares of Intercell.  As a result of the Agreement, NewMarket China became a wholly-owned subsidiary of Intercell.  Simultaneously, NewMarket purchased 250,000 shares of newly designated Series A Preferred Stock from Intercell for an aggregate purchase price of $250,000.  The shares of Series A Preferred Stock may be converted  into that number of authorized but unissued  common shares of Intercell,  which shall be equal to 60%  ownership of the Company  after  giving  effect  to  such  issuance  on  and as of  the  date  of conversion.  In January 2007, Intercell’s name was changed to NewMarket China to reflect the new operations of the business.  In June 2008, NewMarket China’s name was changed to China Crescent Enterprises, Inc. (“China Crescent”).

In February 2007, we executed a share exchange agreement with Paragon Financial Corporation, (“Paragon”), a Delaware corporation,   under which we sold our ownership interest in UniOne in exchange for the issuance to us of a supermajority voting preferred stock.  These preferred shares will be deemed at all times to be equivalent to ninety-five percent (95%) of the outstanding common shares of Paragon for voting purposes on all matters.  Paragon’s name was subsequently changed to NewMarket Latin America, Inc.

We have never been the subject of a bankruptcy, receivership or similar proceeding.

2007 Financing:

On November 30, 2007, we and certain of our subsidiaries including, IP Global Voice and China Crescent, entered into a Security Agreement (the “Security Agreement”) with LV Administrative Services, Inc. (the “Agent”) as administrative and collateral agent for Valens U.S. SPV I, LLC (“Valens US”) and Valens Offshore SPV II, LLC (“Valens Offshore,” and together with the Agent and Valens US, the “Creditor Parties”). Pursuant to the terms of the Security Agreement, we issued a secured convertible term note to Valens US and Valens Offshore in the principal amounts of $1,800,000 and $2,200,000 respectively (collectively, the “Notes”). In addition, we issued a Revolving Note to Valens US, pursuant to which Valens has committed to advance up to $3,000,000 us (the “Revolving Note”).

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

The Notes require amortizing payments of the principal amount of $133,333 together with any accrued and unpaid amounts (the “Monthly Amount”) which are owed to the Creditor Parties, commencing on June 1, 2008 and on the first business day of each succeeding month thereafter through the maturity date. The Creditor Parties may convert a portion of the Monthly Amount into shares of the Company’s common stock provided: (A) the average closing price of the Company’s common stock exceeds 115% of the Fixed Conversion Price of $.20; (B) the amount of such conversion does not exceed 25% of the average dollar trading volume of our common stock for the 22 trading date immediately preceding the due date of the Monthly Payment. If the criteria set forth above in (A) is met but the criteria set forth in (B) is not met as to the entire Monthly Amount, the Creditor Parties shall convert only such part of the Monthly Amount that meets the criteria set forth in (B). Any portion of the Monthly Amount that has not been converted into shares shall be payable at the rate of 100% of the Monthly Amount in cash.

Pursuant to the Security Agreement, an event of default shall be deemed to  include: our failure to pay any amount due under the Notes and the Revolving Note where such failure continues for a period of 3 days after such payment is due; the failure of the Company and its subsidiaries to pay any taxes when due; any person or group, other than a lender under the Security Agreement, becomes the beneficial owner of 35% or more of our voting equity interests or if our Board of Directors ceases to consist of a majority of our Board of Directors on the date of the Security Agreement or we or any of our subsidiaries mergers or consolidates with or sells all or substantially all of its assets; the indictment of the Company or any of our subsidiaries or any of our officers under any criminal statute or commencement of criminal or civil proceedings against any company; and our failure to deliver common stock as required by the warrants and the Notes and such failure is not cured within 2 business days.

We granted a security interest to Valens in each of our real or personal, tangible or intangible, property and assets. We also pledged the stock of certain of our subsidiaries and other equity interests owned by us.

We also issued five year warrants to purchase 3,825,840 shares of our common stock to Valens Offshore and warrants to purchase 8,347,287 shares of common stock to Valens US which are exercisable at a price of $0.22 per share.

We also entered into certain additional agreements in connection with the Security Agreement, including:

1.	Stock Pledge Agreement;
2.	Intellectual Property Security Agreement; and

3.	Collateral Assignment of Notes.

In October 2008, at our request, the Revolving Note was cancelled.

Current Corporate Strategy:

We are in the business of developing market entry technology products and services into early and mainstream technology products and services. To this end, we have introduced a unique business model which we believe overcomes the profit margin pressure facing the technology service sector resulting from the globalization of the technology labor force.

In general, the component functions of our business model are to:

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

We believe NewMarket improves technology product and service profit margins by combining traditional product and service revenues with income monetized from the overall business value of a technology offering. The equity value is usually a factor of the future earnings potential of a new technology. Earnings potential is generally derived by projecting the currently realized revenue and earnings of a product or service offering, within its market entry customer scope, across the entire market of potential customers that are likely future candidates for the new product or service offering. We contain each technology product and service offering within a subsidiary company. As the product and service offering matures, we plan to monetize the overall value of the technology offering through an incremental liquidation of stock in the subsidiary company housing the now mature product or service offering. The revenue and profits of the now mature product or service offering combined with the income from the incremental sale of stock in the associated subsidiary will provide us with a profit margin advantage.

Our corporate structure that enables the incremental sale of subsidiary stock in order to boost product and service revenues and profits is also the aspect of our business model that attracts investment in technology product and service innovation. In addition to selling stock in subsidiary companies to combine equity income with traditional product and service revenue and profits, the subsidiary structure provides an attractive long term and incremental return on investment opportunity for both institutional and retail common shareholders. When a subsidiary company is positioned for incremental liquidation through an independent public listing or the sale of subsidiary stock to a third-party company, we will issue subsidiary stock to common shareholders through a dividend declaration. By issuing stock in subsidiary companies to our common shareholders, we believe it will enhance long-term return opportunity for our common shareholders by adding dividend returns to NewMarket stock appreciation, if any. The ability of our common shareholders to liquidate subsidiary stock issued in a NewMarket dividend creates incremental return opportunities that can be immediately realized without liquidating our stock.

We believe our business opportunity is perpetuated by the ongoing demand for technology innovation. New technologies likewise require ongoing investment. However, since the 2001 collapse of the high tech IPO market, new technologies have struggled to find investment and investors have not found an attractive start-up investment model.

We have set out to replace the high tech IPO market with the micro-cap public market. The technology start-ups are appropriately much smaller organizations with more reasonable start-up goals. The required capital investments are correspondingly smaller.

In order to create a meaningful organization through smaller investments, the counter strategy to smaller investments is more investments. We  are concentrating on Internet Protocol (IP) Communication Technologies. We currently has three market sector concentrations, each leveraging a core expertise in IP technology and telecommunications, wireless broadband and systems integration.

Our Principal Products/Services:

We provide full service software and systems development, integration and maintenance and maintain product reseller and integrator partnerships with Microsoft, Hyperion, SAP, Oracle, Cisco, and Sun Microsystems  among other software and systems vendors. We maintain our own line of emerging proprietary technologies that compliment and enhance the functions and features of our corporate brand name partners. Our in house proprietary offerings include:

•	Voice over IP (VoIP) services
•	Broadband Wireless Services
•	Voice Mail and Messaging Services;
•	Prepaid Long-Distance Calling Card Services;
•	Corporate Long-Distance, Fax and Data Networking Services;
•	E-commerce Communications Services for businesses selling products and services over the Internet;
•	Electronic Data Interchange (EDI) Software.

We also offer lower cost, high quality software development outsourcing to our clients through our resources in China and Latin America.

Revenue/Products Breakdown:

To date, our revenues have come primarily in the following product areas:

•	software licensing
•	telephony services, both domestic and international
•	technical consulting
•	systems integration products and services

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

Our Billing Practices:

For integration and licensing services, we bill our customers on a biweekly or monthly basis. On most communication services such as local and long distance provided through our service provider, we provide services on a prepaid basis. We also offer real-time billing. Real-time billing allows the customer to secure reports on the volume of calls, locations called, exact amount owed and other features. We also offer major customers weekly and monthly billing, if they post letters of credit.

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

Major Suppliers:

Our principal suppliers are provided below:

•	Microsoft
•	SAP
•	Hyperion Solutions
•	iPass
•	Broadsoft
•	Cisco Systems
•	Sun Microsystems
•	SSA Global
•	Oracle
•	Juniper Networks
•	Hewlett-Packard
•	Dell Computers

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

Future Regulation:

Due to the increasing popularity and use of the Internet, it is possible that additional laws and regulations may be adopted with respect to the Internet, covering issues such as:

•	content
•	privacy
•	access to adult content by minors
•	pricing
•	bulk e-mail
•	encryption standards
•	consumer protection
•	electronic commerce
•	taxation
•	copyright infringement
•	other intellectual property issues

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

Research and Development:

The Company spent $0 on research and development during the years ended December 31, 2008 and 2007, respectively.

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

Item 1A. Risk Factors

Risks Related to Our Company

While we have been cumulatively profitable for the year over the last three years, profits have been small and we have incurred monthly and quarterly operating losses from time to time in the last five years.

We cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to remain profitable, our liquidity could be materially harmed.

It will be difficult to predict our future results. You should consider the uncertainties that we may encounter as a company in a new and rapidly evolving market. These uncertainties include:

•	market acceptance of our products or services;
•	consumer demand for, and acceptance of, our products, services and follow-on products;
•	our ability to create user-friendly applications; and
•	our unproven and evolving business model.

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

The IP Telephony and information technology industries are characterized by rapid technological innovation, sudden changes in user and customer requirements and preferences, frequent new product and service introductions and the emergence of new industry standards and practices. Each of these characteristics could render our services, products, intellectual property and systems obsolete. The rapid evolution of our market requires that we improve continually the performance, features and reliability of our products and services, particularly in response to competitive offerings. Our success also will depend, in part, on our ability:

•	to develop or license new products, services and technology that address the varied needs of our customers and prospective customers
•	to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis

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

Our future plans call for acquiring companies that augment and complement current products and customers. Such plans involve various risks to future business operations and financial condition. If we fail to perform adequate due diligence, we may acquire a company or technology that:

•	is not complementary to the business
•	is difficult to assimilate into the business
•	subjects the Company to possible liability for technology or product defects
•	involves substantial additional costs exceeding estimated costs

In addition, we also face the following risks in connection with acquisitions:

•	we may spend significant funds conducting negotiations and due diligence regarding a potential acquisition that may not result in a successfully completed transaction
•	we may be unable to negotiate acceptable terms of an acquisition
•	if financing is required to complete the acquisition, we may be unable to obtain such financing on reasonable terms, if at all
•	negotiating and completing an acquisition, as well as integrating the acquisition into our operations, will divert management time and resources away from our current operations and increase our costs

Risks Related to Our Industry

Deterioration of the IP communications and IT services industries could lead to further reductions in capital spending budgets by our customers, which could further adversely affect our revenues, gross margins and income.

Our revenues and gross margins will depend significantly on the overall demand for IP communications and information technology products. Reduced capital spending budgets by our customers caused by an ongoing industry downturn have led to continued soft demand for our products and services, which has resulted in, and may continue to result in, decreased revenues, earnings levels or growth rates. The global economy in general, and the technology market in particular, has weakened and market conditions continue to be challenging. As a result, individuals and companies are delaying or reducing expenditures. We have observed effects of the global economic downturn in many areas of our business. In addition, the technology industry has experienced significant consolidation, and this trend is expected to continue. It is possible that we and one or more of our competitors each supply products to the companies that have merged or will merge. This consolidation could result in further delays in purchasing decisions by merged companies or in us playing a decreased role in the supply of products to the merged companies. Further delays or reductions in spending could have a material adverse effect on demand for our products and services and, consequently, our results of operations, prospects and stock price.

Risks Related to Doing Business in China and Other Foreign Countries

Changes in Chinese laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Under our current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

Substantially all of the sales of China Crescent are generated from China. We anticipate that sales of our products in China will continue to represent a substantial majority of China Crescent’s total sales in the near future. Any significant decline in the condition of the Chinese economy could adversely affect demand for our products, among other things, which in turn would have a material adverse effect on our business and financial condition.

The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our new business ventures are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or, may hinder or prevent us from accessing important information regarding the financial and business operations of these acquired companies. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under Chinese law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

Substantially all of our revenues in China are generated from China Crescent’s subsidiary, CLPTEC.  However, Chinese regulations restrict the ability of CLPTEC to make dividends and other payments to its parent company.  Chinese legal restrictions permit payments of dividends by CLPTEC only out of its accumulated after-tax profits, if any, determined in accordance with Chinese accounting standards and regulations.   Any limitations on the ability of CLPTEC to transfer funds to China Crescent could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

China only recently has permitted provincial and local economic autonomy and private economic activities, and, as a result, we are dependent on our relationship with the local government in the province in which we operate our business. Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

China historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. We may have difficulty establishing adequate management, legal and financial controls in China.

Substantially all of the sales of Unione are generated from Brazil. We anticipate that sales of our products and services in Brazil will continue to represent a substantial majority of Unione’s total sales in the near future. Any significant decline in the condition of the Brazilian economy could adversely affect demand for our products and services, among other things, which in turn would have a material adverse effect on our business and financial condition.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in China, Brazil and Venezuela.  If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

Risks Related to Currency Exchange Between Foreign Currencies and United States Dollars

Our reporting currency is the U.S. dollar and our operations in foreign countries use their local currency as their functional currencies. A substantial percentage of our revenue and expenses are in foreign currencies.  We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the Chinese RMB depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market.   Fluctuation in exchange rates between foreign currencies and the U.S. dollar may result in significant appreciation or depreciation of those currencies against the U.S. dollar.

Risks Related to Our Capital Stock

The public market for our common stock may be limited.

The market price of our common stock has been and is likely to continue to be volatile and significantly affected by various factors, including:

•	general market conditions and market conditions affecting technology stocks in particular;
•	actual or anticipated fluctuations in our quarterly or annual operating results;
•	announcements relating to contracts, investments, acquisitions, divestitures;
•	discontinued operations, layoffs or corporate actions;
•	industry conditions or trends; and
•	limited public float, market making activity and research coverage.

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

The U.S. Securities and Exchange Commission (the ‘SEC”) has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore is a “penny stock.” Brokers and dealers effecting transactions in “penny stock” must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect your ability to sell shares.

We may be the subject of securities class action litigation due to future stock price volatility.

Shareholder interest in our company may be substantially diluted as a result of the sale of additional securities to fund our plan of operation.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Properties

As of December 31, 2008, our headquarters operated out of approximately 3,400 square feet of leased facilities located at 14860 Montfort Drive, Suite 210, Dallas, Texas 75254. Our telephone number is (972) 386-3372. Our lease expires on December 31, 2009. Our monthly rental payments are $3,100. We have a number of additional leases for office space associated with our subsidiary operating companies.

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

Davis vs. NewMarket Technology, Inc. is an action brought by the Chapter 7 bankruptcy trustee of Barbara Will, an ex-president of the Company, alleging breach of an employment agreement. The action was brought in Phoenix, Arizona and seeks $1,195,850 plus interest. The Company has filed a motion to stay the proceedings or dismiss pursuant to an arbitration clause and for lack of personal jurisdiction. The trustee (Davis) abandoned the suit on June 15, 2006, then NewMarket filed a motion to dismiss which was objected by Barbara Will. Since then NewMarket received on October 19, 2006, a Notice of Intent to Arbitrate by Barbara Will to enforce her employment agreement of approximately $1.5 million. We are in the process of negotiating a settlement agreement on this matter.

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

We have incurred expenses related to the settlement of lawsuits of $286,581 and $248,433 for the years ended December 31, 2008 and 2007, respectively.

We are not aware of any contemplated legal proceeding by a governmental authority in which we may be involved.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of security holders during 2008.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock had been quoted since July 1998 on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "NMKT". From October 6, 2008, our common stock became ineligible for further quotation on the OTCBB and our shares have since been quoted on the Pink Sheets Electronic Quotation Service (“Pink Sheets”).  The high and low bid information for each quarter for the two most recent fiscal years is presented below. The quotations are interdealer prices without adjustment for retail markups, markdowns or commissions and do not necessarily represent actual transactions. These prices may not necessarily be indicative of any reliable market value. On December 31, 2008, the last reported sale price of the common stock on the Pink Sheets was $0.037 per share.

Quarter	High	Low

2007
First Quarter	$0.44	$0.28
Second Quarter	$0.45	$0.29
Third Quarter	$0.35	$0.22
Fourth Quarter	$0.29	$0.18

2008
First Quarter	$0.22	$0.12
Second Quarter	$0.19	$0.085
Third Quarter	$0.147	$0.081
Fourth Quarter	$0.09	$0.029

Holders:

As of December 31, 2008, we had 239,968,620 shares of our common stock outstanding held of record by approximately 172 shareholders of record. We currently have only one class of common stock outstanding.   Based upon information provided to us by persons holding securities for the benefit of others, it is estimated that we have in excess of 14,000 beneficial owners of our common stock as of that date.

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

Item 6.  Selected Financial Data

The following selected financial data is derived from our consolidated financial statements.. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.  The information presented below is in thousands, except per share amounts.

	Year ended December 31,
	2008		2007	2006	2005	2004

SELECTED STATEMENT OF OPERATIONS DATA
Net sales		$95,105	93,108	77,636	50,138	24,977
Net income (loss)		$(30,340)	7,349	5,887	2,909	243
Net income (loss) per weighted avg. common share-basic	$	(0.14)	0.04	0.04	0.03	0.01

SELECTED BALANCE SHEET DATA
Working capital		$12,182	19,198	10,018	6,142	2,199
Total assets		$51,455	75,080	64,576	51,512	25,149
Long term liabilities		$1,209	2,109	9,916	4,244	2,947
Stockholders' equity		$31,131	58,292	45,168	32,766	17,143

Item 7. Management’s Discussion and Analysis of Financial Condition And Results of Operations

Forward-Looking Statements:

Some statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the words “may,” “estimate,” “intend,” “continue,” “believe,” “expect,” or “anticipate” and other similar words. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) lack of demand for our products and services; (b) competitive products and pricing; (c) limited amount of resources devoted to advertising; (d) lack of demand for our products and services being purchased via the Internet; and (e) other factors that may negatively affect our operating results. Statements made herein are as of the date of the filing of this Form 10-K with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. We expressly disclaim any obligation to update any information or forward-looking statements contained in this Form 10-K, except as may otherwise be required by applicable law.

Overview

We believe our strategy, introduced in June of 2002, to package proprietary technology products and services with recognized brand names and to pursue sales in the high demand IP communications, wireless broadband and systems integration markets will be successful.   In 2005, we initiated an expansion of our business model through the launch of sister operations in Latin America and Asia. In the future we may expand into other regions.

Revenue in fiscal year 2008 was $95,104,801 which resulted in net loss of $30,340,220.  The comprehensive net loss for 2008 was $29,399,707, which represents an adjustment to compensate for the risk associated with foreign profits and the potential conversion of foreign currency, unrealized gains or losses in available-for-sale securities, and changes to the derivative liability associated with outstanding warrants.

While we have and continue to grow sales through mergers and acquisitions, management plans for our long-term growth to be achieved through a combination of acquisitions and organic sales growth.

We expect that additional capital will be required to support our growth plan.  However, no specific capital plan exists.  Current consideration entails raising capital directly to our operating subsidiaries and reducing or eliminating the use of our common stock for future capital plans.

Results of Operations -Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Net sales increased 2% from $93,108,116 for the year ended December 31, 2007 to $95,104,801 for the year ended December 31, 2008. This increase was due primarily to a small increase in sales in our operating subsidiary in China.

Cost of sales increased 11% from $67,322,978 for the year ended December 31, 2007 to $74,784,778 for the year ended December 31, 2008. This increase was primarily due to an increase in product costs in the fourth quarter of the year. Our cost of sales, as a percentage of sales was approximately 79% and 72% for the years ended December 31, 2008 and 2007, respectively. Our management plans to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows. Management will leverage the increased purchasing volume to improve purchasing contracts and reduce overall cost of sales. Management will also implement resource utilization strategies that can demonstrate notable savings when applied over higher volumes of production.

General and administrative expenses for the year ended December 31, 2008 were $18,958,850 compared to $19,836,138 for the year ended December 31, 2007, a decrease of 4%  The decrease in general and administrative expenses was primarily due to a reduction in headcount in our operating subsidiaries.  We plan to reduce the general and administrative expenses as a percentage of overall sales through the consolidation of redundant processes in resources inherited in the recent acquisitions.

Other expenses for the year ended December 31, 2008 was $29,568,545 compared to other income of $2,879,970 for the year ended December 31, 2007, a decrease of $32,448,515. This decrease is primarily attributable to an increase in interest expense of $516,231, a goodwill impairment expense of $7,240,220, an impairment of other assets related to software of $2,852,608, a bad debt expense of $6,339,105 and a write-down of notes receivable and investments of $12,284,638.  We periodically review the assets of the Company in accordance with generally-accepted accounting principles which may require us to adjust the carrying value of assets on our books.

Depreciation and amortization expense decreased 41% from $775,698 for the year ended December 31, 2007 to $458,802 for the year ended December 31, 2008. The decrease is due primarily to the sale and disposal of fixed assets in the Company’s Chinese operating subsidiary. Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets which are typically between three and seven years.

The company recorded a net loss of $30,340,220 for the year ended December 31, 2008 compared to net income of $7,348,829 for the year ended December 31, 2007. The loss was primarily attributable to the aforementioned impairment and write-downs of various assets.  The comprehensive net income (loss), which is adjusted to compensate for the risk associated with foreign profits and the potential conversion of foreign currency, as well as the change in value of available-for-sale securities held by us and the change in the derivative liability attributable to outstanding warrants decreased from comprehensive income of $7,885,223 for the year ended December 31, 2007 to a comprehensive loss of $29,399,707 for the year ended December 31, 2008.

Results of Operations -Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Net sales increased 20% from $77,635,622 for the year ended December 31, 2006 to $93,108,116 for the year ended December 31, 2007. This increase was due primarily to an increase in organic sales in the Company’s operating subsidiaries, particularly in China and Latin America.

Cost of sales increased 21% from $55,752,439 for the year ended December 31, 2006 to $67,322,978 for the year ended December 31, 2007. This increase was primarily due to the corresponding increase in overall sales. Our cost of sales, as a percentage of sales was approximately 72% for the years ended December 31, 2007 and 2006. Management plans to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows. Management will leverage the increased purchasing volume to improve purchasing contracts and reduce overall cost of sales. Management will also implement resource utilization strategies that can demonstrate notable savings when applied over higher volumes of production.

General and administrative expenses for the year ended December 31, 2006 were $16,635,341 compared to $19,836,138 for the year ended December 31, 2007, an increase of 19%.  The increase in general and administrative expenses was primarily due to the overall increase in sales and operational expenses. We plan to reduce the general and administrative expenses as a percentage of overall sales through the consolidation of redundant processes in resources inherited in the recent acquisitions.

Other income (expenses) for the year ended December 31, 2007 was $2,879,970 compared to $1,781,720 for the year ended December 31, 2006, an increase of 62%.  This increase is primarily attributable to the gain on forgiveness of debt of approximately $4.3 million by VTI, offset by a goodwill impairment charge of approximately $1.5 million.

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

Liquidity and Capital Resources

Cash Flow Activities

Our cash balance decreased $241,376, from $5,202,244 as of December 31, 2007, to $4,960,868 as of December 31, 2008.  The decrease was the result of cash provided by operating activities of $7,769,073 offset by cash used in financing activities of $2,400,862, cash used in investing activities of $3,943,201 and the effect of exchange rates on cash of $1,666,386.  Operating activities for the year ended December 31, 2008 exclusive of changes in operating assets and liabilities provided $1,278,176, as well as a decrease in accounts receivable, inventory and prepaid expenses of $3,188,996, and an increase in deposits and accounts payable of $4,251,531, offset by an increase in interest receivable of $500,000 and a decrease in accrued expenses and other payables of $449,630.

Liquidity

As of December 31, 2008, we own 1.4 million shares of common stock of VirtualHealth.  We have classified these shares as available for sale securities in which unrealized gains (losses) are recorded to shareholders’ equity.  At December 31, 2008, all 1.4 million shares of VirtualHealth common stock are tradable, and based upon the closing price of $0.21 per share, the market value of the VirtualHealth common shares at December 31, 2008 was $294,000.

Since inception, we have financed operations primarily through equity security sales. We may need to raise cash through additional equity sales at some point in the future in order to sustain operations. Accordingly, if revenues are insufficient to meet needs, we will attempt to secure additional financing through traditional bank financing or a debt or equity offering; however, because the nature of our business plan and potential future market or economic conditions, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our continuing plan of operations. There can be no assurance that we will be able to obtain financing on satisfactory terms or at all, or raise funds through a debt or equity offering. In addition, if we only have nominal funds by which to conduct our operations, it will negatively impact our potential revenues.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our wholly-owned  and majority-owned subsidiaries. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.   Actual results could differ from those estimates.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation.  Depreciation is provided for using straight-line methods over the estimated useful lives of the respective assets, usually three to seven years.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which addresses the accounting for share-based payment transactions.  SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value.  SFAS No. 123(R) will be effective for the Company beginning with the first fiscal quarter of the fiscal year ended June 30, 2007.    Depending upon the number of and terms of options that may be granted in future periods, the implementation of this standard could have a significant impact on our financial position and results of operations in future periods.

Valuation of Long-Lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we periodically evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.  For the year ended December 31, 2008, we recorded impairment charges of $2,585,608 related to the impairment of certain software assets held by our Singapore-based subsidiary.

Goodwill

We evaluate for potential impairment, the amount of goodwill recorded, by means of a cash flow analysis in accordance with SFAS 142, “Goodwill and Other Intangible Assets”.  For the years ended December 31, 2008 and 1007, we recorded impairment charges of $7,240,220 and $1,457,690, respectively.

Statement of Cash Flows

In accordance with SFAS No. 95, "Statement of Cash Flows", cash flows from our operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Translation Adjustment

We conduct a substantial amount of business outside the United States where the primary currency of the economic environment in which our operations are conducted is the local currency.  We use the United States dollar ("U.S. dollars") for financial reporting purposes.

In accordance with SFAS No. 52, “Foreign Currency Translation,” our results of operations and cash flows are translated at the average exchange rates during the period, assets and liabilities are translated at the exchange rates as of the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Comprehensive Income

Comprehensive income includes accumulated foreign currency translation gains and losses, any unrealized accumulated gains or losses attributable to available-for-sale securities, and changes in the derivative liability associated with outstanding warrants.  We have reported the components of comprehensive income on our statements of stockholders’ equity.

Effects of Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.  However, our management will closely monitor the price change and continually maintain effective cost control in operations

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4).

Recent Accounting Pronouncements

(See “Recently Issued Accounting Pronouncements” in Note 2 of Notes to the Consolidated Financial Statements.)

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal year. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.
As of December 31, 2008, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have a majority of independent members.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.  To remedy this weakness, we are developing an accounting policy manual and have begun looking for an additional independent director.

2.
As of December 31, 2008, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements in a timely manner.   Accordingly, management has determined that this control deficiency constitutes a material weakness. To remedy this weakness, we have implemented changes to our financial statement review process.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Officers of the Registrant

The following table sets forth information with respect to the sole executive officer and directors of NewMarket Technology, Inc. as of May 15, 2009.

Name	Age	Position

Philip M. Verges	43	Chairman, Chief Executive Officer, Director
Philip J. Rauch	48	Chief Financial Officer, Director
James Mandel	55	Director
Bruce Noller	52	Director
Hugh G. Robinson	76	Director

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

PHILIP J. RAUCH, Chief Financial Officer, has been an officer and Director of NewMarket since March, 2006.  Mr. Rauch holds a Bachelor of Science in Economics degree with honors from the University of Pennsylvania Wharton School of Business, with a concentration in finance and accounting.  From February 2004 through February 2006, Mr. Rauch had been the Chief Operating and Financial Officer of Defense Technology Systems, Inc.  Beginning in 1997, Mr. Rauch served in a senior capacity at AboveNet, Inc. (formerly Metromedia Fiber Network, Inc.) as Vice President, Business Operations, and later as Controller.  He is currently a member of the American Management Association.

BRUCE NOLLER, Director, has been the President of Managed Services for NewMarket since 2008. Mr. Noller brings to the Board over 25 years of financial, operational and marketing experience. Mr. Noller was formerly the President of Noller and Associates, Inc., a financial and business consulting firm.  Previously, he served as Vice President for Integrated Control Systems, a worldwide management consulting firm. During that time, Mr. Noller proposed and oversaw engagements with a variety  of  industries   including   healthcare, distribution,    manufacturing,   retail,   banking,   insurance,   mining   and telecommunications.  Mr. Noller has international management consulting experience in Singapore,  Malaysia,  China, Canada, Latin America and Europe.

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

Based solely on our review of the copies of the Section 16(a) forms received by us, or written representations from certain reporting persons, we believe that, during the last fiscal year, all Section 16(a) filing requirements applicable our officers, directors and greater than 10%, beneficial owners were complied with.

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

Item 11. Executive Compensation

This table summarizes the before-tax compensation for the Chief Executive Officer and Chief Financial Officer who were our only executive officers during fiscal 2008.

Summary Compensation Table:

				Long-Term	All Other
				Compensation	Compensation
		Annual
		Compensation		Awards
				Securities
Name and				Underlying
Principal Position	Year	Salary	Bonus	Options
Philip M. Verges	2008	$250,000	--	--	--
Chairman, Chief Executive Officer,	2007	225,000	--	--	--
Director	2006	200,000	--	--	--
(since June 2002)
Philip J. Rauch (1)	2008	$200,000	--	--	--
Chief Financial Officer, Director	2007	200,000	--	--	--
(since March 2006)	2006	188,000	--	--	--

The foregoing compensation table does not include certain fringe benefits made available on a nondiscriminatory basis to all our employees such as group health insurance, dental insurance, long-term disability insurance, vacation and sick leave.  In addition, we make available certain non-monetary benefits to our executive officers with a view to acquiring and retaining qualified personnel and facilitating job performance.  We consider such benefits to be ordinary and incidental business costs and expenses.  The aggregate value of such benefits in the case of each executive officer listed in the above table, which cannot be precisely ascertained but which is less than 10% of the cash compensation paid to each such executive officer, is not included in such table.

Option Grants in 2008

We maintain no stock option plan or long-term incentive plans at this time.

Option Exercises in 2008 and 2008 Year-End Option Values

We maintain no stock option plan at this time. As such, none of the executive officers listed in the Summary Compensation Table exercised stock options or held unexercised stock options during 2008.

Employment Agreements

We do not have any employment agreements in place with our officers at this time.

Director Compensation

Directors who are also our employees receive no additional remuneration for their services as directors. Beginning March 2006, non-employee directors receive a quarterly retainer of $3,000 and are reimbursed for necessary travel expenses incurred in connection with board meetings. In 2005, we formed an audit committee consisting of independent members, using the definition of independence set forth by the National Association of Securities Dealers' listing standards

This table summarizes the before-tax compensation for the non-employee Board of Directors during fiscal 2008:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)
Hugh G. Robinson	12,000	--	--	--
James Mandel	12,000	--	--	--

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2008, certain information regarding beneficial ownership of the Common Stock held by each person known by us to own beneficially more than 5% of the Common Stock, each of our directors, each of the executive officers named in the Summary Compensation Table, and all of our executive officers and directors as a group.

Beneficial ownership is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. In general, beneficial ownership includes any shares a director, executive officer or other 5% holder can vote or transfer, shares subject to stock options and warrants that are exercisable currently or become exercisable within 60 days and shares subject to convertible securities that are convertible currently or within 60 days. These shares are considered to be outstanding for the purpose of calculating the percentage of ownership of the stockholder holding these options, warrants or convertible securities, but are not considered to be outstanding for the purpose of calculating the percentage ownership of any other person. Percentage ownership is based on 239,968,620 shares of common stock and the cumulative shares of convertible preferred stock (each share of preferred stock is, at the holder's option, convertible into shares of common stock, subject to certain anti-dilution protection) outstanding as of December 31, 2008 and resulting in a fully diluted 300,000,000 shares of common stock at December 31, 2008. Except as otherwise noted, the stockholders named in this table have sole voting and dispositive power for all shares shown as beneficially owned by them.

	Shares of Common		Shares of
	Stock		Convertible	Percentage
	Beneficially	Percentage	Preferred Stock	of Convertible
	Owned	of Common Stock	Beneficially Owned	Preferred Stock
Named Executive Officers and Directors
Philip M. Verges (1) (5)	23,000,000	7.7%	--	--
Philip J. Rauch (2)	1,000,000	0.0%	--	--
Bruce Noller (3)	500,000	0.0%	--	--
All current Officers and Directors	24,500,000	7.7%	--	--
VergeTech, Inc. (4) (5)	23,000,000	7.7%	--	--

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
(5) Mr. Verges as the sole director and officer and a substantial stockholder of VergeTech is deemed be the beneficial owner of VergeTech’s shares

Item 13. Certain Relationships and Related Transactions

None

Item 14. Principal Accountant Fees and Services

Summarized below is the aggregate amount of various professional fees billed by our principal accountants, Pollard-Kelley Auditing Services Inc. (“PKASI”) in 2008 and 2007:

	2008	2007

Audit fees	$104,000	$98,000
Tax fees	0	0

Total:	$104,000	$98,000

Audit Fees: Consists of fees billed for professional services rendered for the audits of our consolidated financial statements, reviews of interim consolidated financial statements included in the quarterly reports, services performed in connection with filings with the Securities & Exchange Commission letters and other  services that are normally  provided by PKASI in connection with statutory and regulatory  filings.

Tax Fees: Consists of fees billed for professional services for tax compliance, tax advice and tax planning.  These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

The engagement of the auditors was approved by the Audit Committee of the Board of Directors prior to the start of the audit for the fiscal year ended December 31, 2008.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

The following financial statements of the Company and the related report of Independent Registered Public Accounting Firm thereon are set forth immediately following the Index of Financial Statements which appears on page F-1 of this report:

Independent Registered Public Accounting Firm Report

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

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

Date:   June 17, 2009

                     By: /s/ Philip M. Verges
                       ----------------------------------------------------
                       Philip M. Verges
                       Chief Executive Officer and
                       Chairman of the Board of Directors

Date:   June 17, 2009

                     By: /s/ Philip J. Rauch
                       ----------------------------------------------------
                       Philip J. Rauch
                       Chief Financial Officer

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Philip M. Verges
---------------------               Chief Executive Officer and     June 17, 2009
   Philip M. Verges               Chairman of the Board

/s/ Philip J. Rauch
---------------------               Chief Financial Officer and     June 17, 2009
   Philip J. Rauch                 Director

/s/ James Mandel
---------------------                 Director                       June 17, 2009
   James Mandel

/s/ Bruce Noller
---------------------                 Director                       June 17, 2009
   Bruce Noller

/s/ Hugh G. Robinson
---------------------                 Director                       June 17, 2009
   Hugh G. Robinson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
NewMarket Technology, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheet of NewMarket Technology, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NewMarket Technology, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of operations and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Pollard-Kelley Auditing Services, Inc.
Pollard-Kelley Auditing Services, Inc.

Independence, Ohio
June 12, 2009

NewMarket Technology, Inc.
Consolidated Balance Sheet
December 31,

ASSETS	2008	2007
CURRENT ASSETS
Cash and cash equivalents	$4,960,868	$5,202,244
Accounts receivable	17,974,496	20,730,090
Inventory	1,874,544	2,156,581
Prepaid expenses, deposits and other current assets	3,775,645	3,927,010
Total current assets	28,585,553	32,015,925

PROPERTY AND EQUIPMENT, NET	803,477	1,012,428

OTHER ASSETS
Notes receivable including accrued interest	4,958,456	6,903,678
Investment in unconsolidated subsidiaries	1,311,229	8,851,400
Investment in restricted securities	186,112	0
Available for sale securities, net of reserve of $581,000	294,000	875,000
Goodwill	15,104,379	22,344,599
Software code, net of accumulated amortization	-	2,840,486
Intangible property	212,277	236,469
Total other assets	22,066,453	42,051,632
Total assets	$51,455,483	$75,079,985

LIABILITIES, STOCKHOLDERS' EQUITY AND MINORITY INTEREST
CURRENT LIABILITIES
Accounts payable	$8,038,083	$4,178,327
Accrued expenses	2,443,885	2,889,477
Liabilities of discontinued operations	308,683	308,683
Customer deposits	8,909	400,684
Short-term debt	2,356,322	2,953,029
Long-term debt, current portion	3,247,676	2,087,680
Total current liabilities	16,403,558	12,817,880

LONG-TERM LIABILITIES
Deferred income tax liability	-	4,038
Notes payable, net of deferred financing costs	1,208,982	2,105,202
Total long-term liabilities	1,208,982	2,109,240
Total liabilities	17,612,540	14,927,120

Derivative liability	-	536,540

Minority interest in subsidiaries	2,711,807	1,324,342

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock; $.001 par value; 10,000,000 shares authorized;
Series C 925 and 925; Series E 41 and 51; Series F 580 and 1,500;
Series H 835 and 835 and; Series I 541 and 541 shares issued and
ouTstanding at December 31, 2008 and 2007, respectively	3	4
Common stock; $.001 par value; 300,000,000 shares authorized;
239,968,620 and 202,993,416 shares issued and outstanding
at December 31, 2008 and 2007, respectively	239,969	202,993
Deferred compensation	(226,333)	(37,500)
Additional paid-in capital	53,212,902	50,822,185
Accumulated comprehensive income	2,256,639	1,316,126
Retained earnings (accumulated deficit)	(24,352,041)	5,988,175
Total stockholders' equity	31,131,136	58,291,979

Total liabilities and stockholders' equity	$51,455,483	$75,079,981

See accompanying notes to consolidated financial statements.

NewMarket Technology, Inc.
Consolidated Statement of Operations
Year ended December 31,

	2008	2007	2006
REVENUE	$95,104,801	$93,108,116	$77,635,622

COST OF SALES	74,784,778	67,322,978	55,752,439

Gross Margin	20,320,023	25,785,138	21,883,183

OPERATING EXPENSES
General and administrative expenses	18,958,850	19,836,138	16,635,341
Depreciation and amortization	458,802	775,698	786,173
Total expenses	19,417,652	20,611,836	17,421,514

Income from operations	902,371	5,173,302	4,461,669

OTHER INCOME (EXPENSE)
Interest income	543,155	623,593	1,023,967
Interest expense	(1,125,159)	(608,928)	(503,714)
Foreign currency transaction gain (loss)	(1,278)	(4,474)	13,298
Inflation effects	-	-	(318,539)
Gain on debt forgiveness	-	4,293,000	-
Gain on sale of fixed assets	-	303,631	-
Gain on sale of subsidiary	-	-	625,816
Gain on capital contribution for subsidiary	-	-	1,300,000
Goodwill impairment	(7,240,220)	(1,457,690)	-
Impairment of other assets	(2,852,608)	-	-
Notes receivable and investment impairment	(12,284,638)	-	-
Bad debt expense	(6,339,105)	-	-
Lawsuit settlement expense	(286,914)	(248,433)	(92,124)
Other income	244,392	150,443	98,826
Other expense	(226,170)	(171,172)	(365,810)
Total other income (expense)	(29,568,545)	2,879,970	1,781,720

Net income before income tax (credit) and
minority interest	(28,666,174)	8,053,272	6,243,389
Foreign income tax	(286,581)	(108,665)	(55,886)
Minority interest in consolidated subsidiary	(1,387,465)	(595,775)	(300,010)

Net income (loss)	(30,340,220)	7,348,832	5,887,493
Other comprehensive income (loss)
(Loss) on investment securities	(581,000)	-	-
Decrease in value of derivative liability	536,540
Foreign currency translation gain	984,973	536,391	728,108

Comprehensive income (loss)	$(29,399,707)	$7,885,223	$6,615,601

Income (loss) per weighted-average common share-basic	$(0.14)	$0.04	$0.04
Income (loss) per weighted-average common share-diluted	$(0.14)	$0.03	$0.03

Number of weighted average common shares o/s-basic	217,393,093	193,757,301	158,604,670
Number of weighted average common shares o/s-diluted	217,393,093	212,014,538	215,034,964

See accompanying notes to consolidated financial statements.

NewMarket Technology, Inc.
Consolidated Statement of Stockholders' Equity

					Additional		Accumulated	Retained	Total
	Number of Shares		Par Value of Stock		Paid-In	Deferred	Comprehensive	Earnings/	Stockholders'
	Preferred	Common	Preferred	Common	Capital	Compensation	Income/(Loss)	(Accum. Deficit)	Equity
BEGINNING BALANCE, December 31, 2005	14,653	108,737,365	$15	$108,737	$40,482,943	$(629,145)	$51,628	$(7,248,151)	$32,766,027
Conversion of preferred stock	(9,168)	29,589,555	(9)	29,590	(29,581)				-
Conversion of debt to common stock		34,010,321		34,010	4,692,447				4,726,457
Issuance of common stock for services		1,828,043		1,828	694,289	(661,450)			34,667
Amortization of deferred compensation						1,024,837			1,024,837
Other comprehensive income (loss)							728,108		728,108
Net income								5,887,494	5,887,494
BALANCE, December 31, 2006	5,485	174,165,284	6	174,165	45,840,098	(265,758)	779,736	(1,360,657)	45,167,590
Conversion of preferred stock	(2,033)	6,887,227	(2)	6,887	(6,885)				-
Conversion of debt to common stock		20,240,905		20,241	4,339,172				4,359,413
Issuance of common stock for services		1,450,000		1,450	543,050	(450,000)			94,500
Issuance of common stock for lawsuit settlement		250,000		250	106,75				107,000
Amortization of deferred compensation						678,258			678,258
Other comprehensive income (loss)							536,390		536,390
Net income								7,348,832	7,348,832
BALANCE, December 31, 2007	3,452	202,993,416	4	202,993	50,822,185	(37,500)	1,316,126	5,988,175	58,291,983
Conversion of preferred stock	(930)	9,715,063	(1)	9,715	(9,714)	-	-	-	-
Conversion of debt and interest to common stock	-	16,625,141		16,626	1,166,675	-	-	-	1,183,301
Issuance of common stock for services	-	8,635,000		8,635	1,035,756	(620,000)			424,391
Issuance of common stock for law suit settlement	-	2,000,000		2,000	198,000				200,000
Amortization of deferred compensation	-					431,167			431,167
Other comprehensive income	-						940,513		940,513
Net income	-							(30,340,220)	(30,340,220)
ENDING BALANCE, December 31, 2008	2,522	239,968,620	$3	$239,969	$53,212,902	$(226,333)	$2,256,639	$(24,352,044)	$31,131,136

See accompanying notes to consolidated financial statements.

NewMarket Technology, Inc.
Consolidated Statement of Cash Flows
Year ended December 31,

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(30,340,220)	$7,348,832	$5,887,494
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Minority interest in consolidated subsidiary	1,387,465	595,775	(300,010)
Depreciation and amortization	458,802	775,698	786,173
Gain on sale of subsidiaries	-	(303,631)	(625,816)
Forgiveness of debt	-	(4,293,000)	-
Gain on capital contribution	-	-	(1,300,000)
Impairment of other assets	2,852,608	-	-
Goodwill impairment	7,240,220	1,457,690	-
Investment impairment and notes receivable write-down	12,284,638	-	1,071
Bad debt expense	6,339,105	-	-
Stock issued for services and amort. of deferred compensation	855,558	772,758	1,037,837
Stock issued for settlement of lawsuit	200,000	-	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	2,755,594	(8,656,613)	2,829,931
(Increase) decrease in inventory	282,037	(1,169,898)	370,326
(Increase) decrease in deposits and prepaid expenses	151,365	(1,457,641)	(339,227)
(Increase) decrease in interest receivable	(500,000)	(525,000)	-
Increase (decrease) in accounts payable	3,859,756	689,982	(4,355,638)
Increase (decrease) in customer deposits	391,775	210,251	131,763
Increase (decrease) in deferred revenue	-	-	(252,348)
Increase (decrease) in accrued expenses	(445,592)	764,593	(1,103,815)
Increase (decrease) in income taxes and other payables	(4,038)	128	(88,943)
Net cash provided/(used) by operating activities	7,769,073	(3,790,076)	2,678,798

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(35,059)	(81,012)	(315,942)
Sale of property and equipment	-	2,394,100	-
Funds advanced to affiliates	(3,908,142)	-	-
Acquisition of intangible asset	-	(125,919)	(287,097)
Net cash provided/(used) by investing activities	(3,943,201)	2,187,169	(603,039)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt	180,815	1,900,000	-
Payments on short-term debt	(2,368,514)	-	-
Proceeds from long-term debt	-	4,000,000	800,000
Payments on long-term debt	(213,163)	(1,647,680)	(3,546,140)
Net cash provided/(used) by financing activities	(2,400,862)	4,252,320	(2,746,140)

Effect of exchange rates on cash	(1,666,386)	(741,340)	858,032

Net increase in cash and equivalents	(241,376)	1,908,073	187,651

CASH, beginning of period	5,202,244	3,294,171	3,106,521

CASH, end of period	$4,960,868	$5,202,244	$3,294,172

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$1,125,159	$608,928	$503,714

Non-Cash Financing Activities:
Common stock issued to settle debt	$1,009,608	$4,359,413	$4,726,457
Preferred stock issued for acquisition of subsidiaries	$-	$-	$2,700,000
Preferred stock issued to settle debt	$-	$-	$4,900,000

See accompanying notes to consolidated financial statements.

NEWMARKET TECHNOLOGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008

1.   NATURE OF OPERATION:

THE COMPANY

 NewMarket Technology, Inc, (f/k/a IPVoice Communications, Inc.), (“NewMarket” or the “Company”), is a Nevada corporation which conducts business from its headquarters in Dallas, Texas.  The Company was incorporated on February 19, 1997 as Nova Enterprises, Inc., changed its name to IPVoice Communications, Inc. in March of 1998, then to IPVoice.com, Inc. in May of 1999, back to IPVoice Communications, Inc. in January of 2001 and to NewMarket Technology, Inc., in July 2004.  The Company is involved in the information technology industry, principally voice over Internet Protocol telephony (“voIP”), systems integration and wireless broadband technology.

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

In February 2006, the Company entered into a Quota Purchase and Sale Purchase Agreement with the founders of  UniOne Consulting Ltda., a Brazilian limited liability company, (“UniOne”), to acquire the founders’ 100% interest in UniOne.  The purchase price to be paid by the Company is $6,460,320.  The purchase price is payable in tranches through the end of 2010. UniOne is a systems integrator, developer and business practice implementation company, providing support for the integration and maintenance of enterprise software applications. UniOne is located in Sao Paulo and Rio de Janeiro, Brazil.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by management in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”), and include all assets, liabilities, revenues and expenses of the Company, its wholly-owned or majority-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation

USE OF ESTIMATES

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

At December 31, 2008, the Company did not record any income or loss , nor adjust its investment account, by the net income or loss of the affiliates, as the actual equity percentage paid for was the investments was less than 10%, with a concurrent de minimus net income/loss related thereto.

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

FOREIGN CURRENCY TRANSACTION AND TRANSLATION GAINS (LOSSES)

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

INTANGIBLES

In June 2002, goodwill in the amount of $2,756,327 was recorded in conjunction with the net asset acquisition from Vergetech. Goodwill amounting to $18,334,707 was recorded in conjunction with the acquisitions in 2003, 2004 and 2005. The Company also evaluates, at least annually, for potential impairment, this recorded amount, by means of a cash flow analysis in accordance with SFAS 142, “Goodwill and Other Intangible Assets”.  For the years ended December 31, 2008 and 1007, the Company recorded impairment charges of $7,240,220 and $4,049,278, respectively.

In 2004, as a result of the acquisition of Infotel, the Company recorded as an asset in its consolidated balance sheet, Software Code. This asset is a permanent license for “uOne”unified messaging service system. In addition, Infotel received the underlying coding for this software. uOne was acquired by Cisco Systems from Amtiva Technology in 1999. In 2001, Cisco sold the operating division which was utilizing this software to CMG Wireless Data Solutions. In April 2000, Appiant, the then sole stockholder of Infotel, purchased this license from Cisco for $10,000,000. Appiant paid $3,000,000 of this license fee and the $7,000,000 balance was later forgiven as a result of a settlement agreement between Cisco and Appiant as part of Cisco’s decision to sell the operating division to CMG. Appiant had borrowed $5,000,000 from Infotel which was secured by this license and code. When Appiant defaulted on this note, Infotel foreclosed on the license and code. Even though this license and code were valued at $10,000,000 based on the license fee between Appiant and Cisco, Infotel had elected to value the license and code, on its books, at the amount of the defaulted note, $5,000,000. The Company began  amortizing the asset over its useful life of ten years period beginning in 2004. The Company also evaluates at least annually, for potential impairment and its assumption of the remaining life, the recorded value of this software license and code, by means of a cash flow analysis in accordance with SFAS 142. Based on this analysis at December 31, 2008, the Company elected to record an impairment charge of $2,852,608 which represented the remaining unamortized balance for this asset.

REVENUE RECOGNITION

As a result of the multiple acquisitions from 2003 through 2006, the Company now has three distinct revenue streams: (1) Services, principally programming services. This revenue is recognized as services are provided and billed to the customers. (2) Contract, which is principally an ongoing service revenue stream, such as training contracts, technical support contracts, etc. This form of revenue is recognized monthly as earned and billed, and (3), Product sales, which is the sale of hardware and software, generally installed. Sometimes the hardware and/or software are customized under the terms of the purchase contract. This revenue is recognized as the products are delivered and the customer accepts said products. These revenue streams accounted for 94%, 3% and 3% of revenue, respectively, for the year ended December 31, 2008.   Any portions of such contracts which may include installation, training, conversion, etc. are recognized when such services have been completed. Any ongoing support, training, etc., is separately structured and is accounted for in contract revenue and in accordance with the contracts.

CONCENTRATION OF RISK - GEOGRAPHIC

As a result of the various acquisitions in 2003 through 2006, the Company now has offices, employees and customers in a variety of foreign countries. Its four foreign based subsidiaries are located in Singapore; Caracas, Venezuela; Ningbo and Shanghai, Peoples Republic of China and Sao Paulo, Brazil. RKM Suministros, based in Caracas, Venezuela,  represented approximately 5% of the Company’s total revenue and 4% of total assets; Infotel, based in Singapore,  represented approximately 3% of the Company’s total revenue and 3% of total assets; China Crescent Enterprises, based in Shanghai, China, represented approximately 44% of the Company’s total revenue and 18% of total assets and UniOne Consulting, based in Sao Paulo, Brazil, represented approximately 19% of the Company’s total revenue and 5% of total assets, for the year ended December 31, 2008.

INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

The Company’s investment in affiliates at December 31, 2008, is composed of a 8% equity position in Red Moon, a 5% equity position in AlterNet, and de minimus investments in several other companies. These equity positions do not represent a controlling interest in these companies.

The Company accounts for its investment in affiliates, defined as those whereby the Company owns less than 51% of the issued and outstanding common stock of the affiliate and the Company does not exercise control over the operations of the affiliate, by the equity method of accounting. At December 31, 2008, the Company did not record any income or loss , nor adjust its investment account, by the net income or loss of the affiliates, as the actual equity percentage paid for was the investments was less than 10%, with a concurrent de minimus net income/loss related thereto.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS 133” (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company believes that the future requirements of SFAS 161 will not have a material effect on its consolidated financial statements.

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

3.   STOCKHOLDERS’ EQUITY:

COMMON STOCK

The Company has authorized 300,000,000 shares of $0.001 par value common stock.  The Company had 239,698,620 shares of common stock issued and outstanding at December 31, 2008.  During the year ended December 31, 2008, the Company issued 36,975,204 shares of common stock for the following:

•	The Company issued 205,448 shares of common stock pursuant to the conversion of 10 shares of Series E preferred stock.
•	The Company issued 9,509,615 shares of common stock pursuant to the conversion of 920 shares of Series F preferred stock.
•
The Company issued 1,600,000 shares of common stock to the placement agent as part of the fee agreement for a long-term debt financing in the fourth quarter of 2007.  These shares were valued at $304,000 or $0.19 per share.

•	The Company issued 600,000 shares of common stock to an investment banking firm as part of a strategic business consulting agreement. These shares were valued at $114,000 or $0.19 per share.
•
The Company issued 4,685,000 shares of common stock pursuant to consulting agreements with several firms to provide investor relations services.  The shares were issued at various prices with a total value of $451,891.

•
The Company issued 1,000,000 shares of common stock pursuant to a consulting agreement with an individual to provide general business consulting services.  The shares were valued at $92,000 or $0.092 per share.

•	The Company issued 750,000 shares of common stock to one party for payment of legal services rendered. The shares were valued at $82,500 or $0.11 per share.
•
The Company issued 2,000,000 shares of common stock to one party pursuant to the terms of a legal settlement agreement with a former consulting firm.  The shares were valued at $200,000 or $0.10 per share.

•	The Company issued 16,625,141 shares of common stock to service convertible debt and accrued interest.

PREFERRED STOCK

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock.  The rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance

The following is a summary of the shares of preferred stock outstanding as of December 31, 2008:

•
The Company had 925 shares of Series C preferred stock outstanding at December 31, 2008.  The shares were issued in 2003 in conjunction with the Company’s acquisition of Infotel (see Note 1).  Each share of Series C preferred stock has a stated value of $1,000 per share, has no voting rights, and is convertible into common stock of the Company at an effective conversion price of the volume-weighted average closing price (“VWAP”) of the common stock for the twenty consecutive trading days prior to the date of conversion.  The shares do not pay a dividend and there is no mandatory conversion feature.

•
The Company had 41 shares of Series E preferred stock outstanding at December 31, 2008.  The shares were issued in 2004 in conjunction with the Company’s acquisition of RKM (see Note 1). Each share of Series E preferred stock has a stated value of $1,000 per share, has no voting rights, and is convertible into common stock of the Company at an effective conversion price of the VWAP of the common stock for the twenty consecutive trading days prior to the date of conversion.  The shares do not pay a dividend and there is no mandatory conversion feature.

•
The Company had 580 shares of Series F preferred stock outstanding at December 31, 2008. The shares were issued in 2004 in conjunction with the Company’s acquisition of NETSCO (see Note 1).  Each share of Series F preferred stock has a stated value of $1,000 per share, has no voting rights, and is convertible into common stock of the Company at an effective conversion price of the VWAP of the common stock for the twenty consecutive trading days prior to the date of conversion.  The shares do not pay a dividend and there is no mandatory conversion feature.

•
The Company had 835 shares of Series H 8% preferred stock outstanding at December 31, 2008.  The shares were issued in 2004 in conjunction with the Company’s acquisition of a majority interest in Vera (see Note 1).  Each share of Series H preferred stock has a stated value of $1,000 per share, has no voting rights, and is convertible into common stock of the Company at an effective conversion price of the VWAP of the common stock for the twenty consecutive trading days prior to the date of conversion.  Holders of the Series H preferred stock are entitled to receive dividends at the stated dividend rate of 8% on the stated value of $1,000 on each share. Dividends are cumulative from the date of issue, whether or not declared, for any reason. There is no mandatory conversion feature.

•
The Company had 541 shares of Series I preferred stock outstanding at December 31, 2008.  The shares were issued in 2004 in conjunction with the Company’s purchase of the assets of Corsa (see Note 1).  Each share of Series I preferred stock has a stated value of $1,000 per share, has no voting rights, and is convertible into common stock of the Company at an effective conversion price of the VWAP of the common stock for the twenty consecutive trading days prior to the date of conversion.  The shares do not pay a dividend and there is no mandatory conversion feature.

The shares of preferred stock represented approximately 78,972,973 shares of common stock, had they been elected to be converted on December 31, 2008.

4.  STOCK OPTIONS AND WARRANTS:

STOCK OPTIONS

The Company maintains no stock option plan or long-term incentive plan at this time.

WARRANTS

In November 2007, the Company entered to a long-term financing arrangement (see Note 7).  Pursuant to the terms of this financing, the Company issued five year warrants to purchase a total of 12,173,127 shares of common stock of the Company to two different parties.  These options are exercisable at a price of $0.22 per share.   These warrants were valued at the time of issuance at $536,540 using the Black-Scholes valuation model.   These warrants had a value of $0 at December 31, 2008 using the Black-Scholes valuation model.

5.   INCOME TAXES:

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.  The Company has net operating loss carry-forwards for income tax purposes of approximately $3,195,700 which expire beginning December 31, 2117.  There may be certain limitations on the Company’s ability to utilize the loss carry-forwards in the event of a change of control, should that occur. In addition, the Company amortizes goodwill for income tax purposes, but not for reporting purposes. The amount recorded as a deferred tax asset, cumulative as of December 31, 2008, is approximately $5,496,000, which represents the amount of tax benefits of the loss carry-forwards and goodwill amortization.  The Company has established a valuation allowance for this deferred tax asset of $5,496,000, as the Company has no long-term history of profitable operations at the hparent company level, in substantive amount necessary to utilize this asset.  The significant components of the net deferred tax asset as of December 31, 2008 are:

Net operating losses	$0
Goodwill amortization	5,496,000
Valuation allowance	(5,496,000)
Net deferred tax asset	$0

6. AVAILABLE FOR SALE SECURITIES

As of December 31, 2008, the Company owns 1.4 million shares of common stock of VirtualHealth.   These shares have been classified as available for sale securities in which unrealized gains (losses) are recorded to shareholders’ equity.  At December 31, 2008, all 1.4 million shares of VirtualHealth common stock are tradable, and based upon the closing price of $0.21 per share, the market value of the VirtualHealth common shares at December 31, 2008 was $294,000.

7.   INDEBTEDNESS

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

The Company also issued five year warrants to purchase 3,825,840 shares of common stock of the Company to Valens Offshore and warrants to purchase 8,347,287 shares of common stock of the Company to Valens US which are exercisable at a price of $0.22 per share (see Note 4).

In October, 2008, the Revolving Note was cancelled by the Company and the amount outstanding under the Revolving Note was $0.

Additionally, pursuant to the terms of the Security Agreement and the Notes, in November 2007 the shareholders of VTI agreed to forgive approximately $4.3 million of convertible debt and accrued interest owed by the Company under the terms of a convertible note dated July, 2002, as amended (see Note 1).

For the year ended December 31, 2008, the Company issued 16,625,141 shares of common stock pursuant the conversion of principal and accrued interest.  The following is a schedule of long-term debt outstanding under the Term Notes as of December 31, 2008:

Total debt outstanding:	$3,544,551
(Less) current portion:	(1,599,996)
(Less) balance of unamortized
deferred financing costs:	(735,573)

Long-term debt:	$1,208,982

REVOLVING LINES OF CREDIT

As of December 31, 2008, the Company’s China Crescent Enterprises and Unione Consulting subsidiaries had two revolving lines of credit with two financial institutions:

		Annual		Amount
	Credit	Interest	Due	Outstanding
Institution	Line	Rate	Date	at 12/31/08

Banco Itau	565,400	22.20%	6/30/09	257,039
Development Bank of Ningbo	151,041	1.70%	4/24/09	151,041

Total:	$716,441			$408,080

These lines of credit are secured by the accounts receivable of the respective operating subsidiaries.

SHORT-TERM DEBT

As of December 31, 2008, the Company’s China Crescent Enterprises subsidiary had several unsecured promissory notes outstanding with two different financial institutions:

	Annual		Amount
	Interest	Maturity	Outstanding
Institution	Rate	Date	at 12/31/08

Shanghai Pudong Development Bank	6.39%	5/03/09	$67,482
Shanghai Pudong Development Bank	8.02%	11/18/09	$264,060
Guangdong Development Bank	(1)	2/23/09	$440,100
Guangdong Development Bank	(1)	5/20/09	$440,100
Guangdong Development Bank	(1)	3/8/09	$586,800

Total:			$1,798,542

(1) The interest rate for these notes is variable based on an official government rate.  At December 31, 2008, the annual interest rate was approximately 7.2%.

8.   EARNINGS PER SHARE:

The Company calculates its basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings per Share”.  Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants, options and convertible securities such as convertible preferred stock or convertible notes if applicable.

	Year ended December 31,
	2008		2007

Net income (loss), as reported	$	(30,340,220)	$7,348,832
Basic earnings per share:
Basic weighted average shares outstanding		217,393,093	193,757,301
Basic earnings per common share		$(0.14)	$0.04
Diluted earnings per share:
Basic weighted average shares outstanding		217,393,093	193,757,301
Effective of dilutive instruments		-	18,257,237
Diluted weighted average shares outstanding		217,393,093	212,014,538
Diluted earnings per common share		$(0.14)	$0.04

8.   CONTINGENCIES:

LEASES

The Company’s corporate headquarters operates out of approximately 3,400 square feet of leased facilities located at 14860 Montfort Drive, Suite 210, Dallas, Texas 75254. The lease expires on December 31, 2009. The monthly rental payments are $3,100. The Company has a number of additional leases for office space associated with its subsidiary operating companies.

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

9.  OTHER COMPREHENSIVE INCOME:

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at December 31, 2008 was as follows:

	Foreign Currency	(Loss) on	Gain on
	Translation Adjustment	For-Sale Securities	Derivative Liability

Balance at January 1, 2007	$779,736	$-	$-
Change for the year ended December 31, 2007	536,390	-	-
Balance at January 1, 2008	1,316,126	-	-
Change for the year ended December 31, 2008	984,973	(581,000)	536,540
Balance at December 31, 2008	$2,301,099	$(581,000)	$536,540

10.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following interim financial information presents the 2008 and 2007 results of operations on a quarterly basis (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2008:
Revenue	$20,922	$22,769	$32,379	$19,035

Operating income (loss)	1,342	1,235	2,203	(3,878)

Net income (loss)	1,161	843	1,754	(34,098)
Income (loss) per share, basic	$0.01	$0.00	$0.01	$(0.16)
Income (loss) per share, diluted	$0.01	$0.00	$0.01	$(0.16)

2007:
Revenues	$18,134	$21,892	$23,434	$29,648

Operating income	559	868	1,556	2,190

Net income	599	589	1,561	4,600
Income per share, basic	$0.00	$0.00	$0.01	$0.01
Income per share, diluted	$0.00	$0.00	$0.01	$0.01

11.  SUBSEQUENT EVENTS (UNAUDITED):

In April 2009,  the Company  entered into a Debt  Restructure  and  Equity  Reorganization  Comprehensive  Agreement  ("Debt Restructure")  with Green Shield  Management  Company ("Green  Shield"),  and ES Horizon, Inc. ("ES Horizon").  In March 2009, Green Shield purchased $1.25 million of senior debt with a due date of November 2010, from the Company’s senior lender.  As part of the Debt Restructure, Green Shield has agreed to convert $750,000 of the senior debt into 750 shares of the Company's newly designated Series J  Preferred Stock. In addition, the Debt Restructure requires the Company to authorize and issue a super -majority voting Series K Preferred  Stock.  Additionally, Green Shield has agreed to sell $500,000 of senior debt ES  Horizon.  As part of the transaction, ES Horizon will convert the $500,000 of senior debt into 5,000 shares of Series K Preferred  Stock. ES Horizon is a Nevada corporation, of which the Company's President and Chief Executive Officer, Philip Verges, is a 99% owner.  Green Shield  is not an  affiliate, as  defined  in Rule 144 under the Securities Act of 1933, of either ES Horizon or of the Company.

Both Green Shield and ES Horizon have waived any rights to and forgiven  any unpaid interest, fees or penalties that may be due under the Note Participation.  In addition, Green Shield currently holds  225, 541, and 835 shares of the  Company's  Series F, Series H and Series I  Preferred Stock, respectively.  As part of the Debt Restructure, the Company has agreed to issue to Green Shield 1,601 shares of Series J Preferred Stock in exchange for the cancellation of the Series F, H and I Preferred Stock. At the close of the transaction, which will take place in the second quarter of 2009, Green Shield will hold 2,351 shares of the Company's Series J Preferred Stock.