Form 10-Q
period 2009-03-31
NewMarket Technology Inc
filed 2009-07-28
CIK 1092083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark-One)
(x)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

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

Yes ___     No   X

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
As of July 23, 2009, the registrant had 276,384,251 shares of common stock outstanding.

INDEX
NEWMARKET TECHNOLOGY, INC.

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

NewMarket Technology, Inc.
Consolidated Balance Sheet

ASSETS	March 31, 2009	December 31, 2008
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$4,276,104	$4,960,869
Accounts receivable	14,481,370	17,974,496
Inventory	1,661,622	1,874,544
Prepaid expenses and other current assets	5,573,316	3,775,645
Total current assets	25,992,412	28,585,554

PROPERTY AND EQUIPMENT, NET	759,107	803,477

OTHER ASSETS
Notes receivable including accrued interest	5,164,834	4,958,456
Investment in unconsolidated subsidiares	1,311,229	1,311,229
Investment in restricted securities	186,112	186,112
Goodwill	15,104,379	15,104,379
Available for sale securities	280,000	294,000
Intangibles	211,418	212,277
Total other assets	22,257,972	22,066,453

Total assets	$49,009,491	$51,455,484

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$5,343,786	$8,038,083
Accrued expenses and other liabilities	2,330,963	2,443,885
Customer deposits	265,393	8,909
Liabilities of discontinued operations	308,683	308,683
Long term debt, current portion	3,247,676	3,247,676
Short term debt	2,397,621	2,356,322
Total current liabilities	13,894,122	16,403,558

LONG-TERM LIABILITIES
Deferred income tax liability	25,581	-
Notes payable, net of deferred financing costs	1,165,966	1,208,980
Total long-term liabilities	1,191,547	1,208,980
Total liabilities	15,085,669	17,612,538

Minority interest in subsidiaries	2,863,987	2,711,807

STOCKHOLDERS' EQUITY
Common stock; $.001 par value; 300,000,000 shares authorized;
258,384,251 and 239,968,620 shares issued and outstanding
at March 31, 2009 and December 31, 2008, respectively	258,384	239,969
Preferred stock; $.001 par value; 10,000,000 shares authorized;
Series C 925 and 925; Series E 41 and 41; Series F 225 and
580; Series H 835 and 835 and; Series I 541 and 541 shares
issued and outstanding at March 31, 2009 and
December 31, 2008, respectively	2	3
Deferred compensation	(178,833)	(226,333)
Additional paid-in capital	53,276,786	53,212,902
Accumulated comprehensive income	2,549,200	2,256,639
Accumulated Deficit	(24,845,704)	(24,352,041)
Total stockholders' equity	31,059,835	31,131,139

Total liabilities and stockholders' equity	$49,009,491	$51,455,484

See accompanying notes to consolidated financial statements.

NewMarket Technology, Inc.
Consolidated Statement of Operations
Three Months Ended March 31,
(Unaudited)

	2009	2008
REVENUE	$19,335,521	$20,921,762

COST OF SALES	16,315,267	15,796,965

Gross Margin	3,020,254	5,124,797

OPERATING EXPENSES
Selling, general and administrative expenses	3,194,324	3,551,125
Depreciation and amortization	35,429	231,342
Recovery of bad debt	(50,474)	-
Total expenses	3,179,279	3,782,467

Income (loss) from operations	(159,025)	1,342,330

OTHER INCOME (EXPENSE)
Interest income	138,845	160,183
Interest expense	(231,993)	(189,171)
Foreign currency transaction gain (loss)	318	(623)
Lawsuit settlement expense	(20,953)	-
Other income	49,131	49,963
Other expense	(62,798)	(6,913)
Total other income (expense)	(127,450)	13,439

Net income before income tax (credit) and
minority interest	(286,475)	1,355,769
Foreign income tax	55,006	61,975
Minority interest in consolidated subsidiary	152,180	132,301

Net income (Loss)	(493,661)	1,161,493

Other comprehensive income (loss)
Gain (loss) on available for sale securities	(14,000)	-
Foreign currency translation gain	292,561	383,262

Comprehensive income (loss)	$(215,100)	$1,544,755

Income (loss) per weighted-average common share-basic	$(0.00)	$0.01
Income (loss) per weighted-average common share-diluted	$(0.00)	$0.01

Number of weighted average common shares o/s-basic	244,926,188	205,408,764
Number of weighted average common shares o/s-diluted	300,000,000	231,646,764

See accompanying notes to consolidated financial statements.

NewMarket China, Inc.
Consolidated Statement of Cash Flows
Three months ended March 31,
(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Loss)	$(493,661)	$1,161,493
Adjustments to reconcile net earnings to net cash
provided (used) by operating activities:
Recovery of bad debt	(50,474)	-
Stock issued for services and amortization of
deferred compensation	129,800	389,000
Depreciation and amortization	35,429	231,342
Changes in operating assets and liabilities:	-
(Increase) decrease in accounts receivable	3,570,914	(1,564,541)
(Increase) decrease in inventory	212,922	351,680
(Increase) decrease in prepaid expenses	(1,797,671)	(52,334)
Increase (decrease) in accounts payable	(2,694,297)	(285,130)
Increase (decrease) in deposits	256,484	(399,483)
Increase (decrease) in affiliate payables	-	-
Increase (decrease) in taxes payable	25,581	109
Increase (decrease) in accrued expenses and other payables	(112,922)	(136,343)
Net cash used by operating activities	(917,895)	(304,207)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in accrued interest receivable	(125,000)	-
Investment in intangible assets	-	-
Purchase of property and equipment	-	(10,477)
Net cash used by investing activities	(125,000)	(10,477)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	-	457,000
Payments on short-term borrowings	-	(587,470)
Net cash provided (used) by financing activities	-	(130,470)

Effect of exchange rates on cash	358,130	(39,995)

Net decrease in cash and equivalents	(684,765)	(485,149)

CASH, beginning of period	4,960,869	5,202,244

CASH, end of period	$4,276,104	$4,717,095

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$231,993	$189,171

Non-cash Financing Activities:
Common stock issued to settle debt	-	-

Common stock issued for conversion of preferred stock	$14,416	$473

NEWMARKET TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2009

(1) BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information.  These financial statements are unaudited and, in the opinion of the management of NewMarket Technology, Inc. and its subsidiaries (“NewMarket” or the “Company”), include all adjustments necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States.  Certain information and footnote disclosures normally found in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations.  It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding year contained in the Company’s Annual Report on Form 10-K.  Operating results for interim periods presented are not necessarily indicative or the results that may be expected for the year ending December 31, 2009.

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

Principles of consolidation

The Company accounts for investments in affiliates and subsidiaries in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of all Majority-owned Subsidiaries, and Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements.  The Company uses two different methods to report investments in subsidiaries and other companies: consolidation and the equity method.

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

Under the equity method, the Company reports:

●	Its interest in the entity as an investment on its balance sheets, and
●	Its percentage share of earnings or losses on its statement of operations

At March 31, 2009, the Company did not record any income or loss, nor adjust its investment account, by the net income or loss of the affiliates, as the actual equity percentage paid for was the investments was less than 10%, with a concurrent de minimus net income/loss related thereto.

Fair Value Instruments

Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.  As a basis for considering assumptions, SFAS 157 established a three-tier hierarchy which prioritizes the inputs used in measuring fair value as follows:

●	Level 1 – Quoted prices for identical instruments in active markets
●
Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in non-active markets, or model-driven valuations in which all significant inputs are observable in active markets

●	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

SFAS 157 does not impose fair value measurements on items not already accounted for at fair value; it applies to other accounting pronouncements that either require or permit fair value measurements.

Certain assets and liabilities are measured at fair-value on a non-recurring basis.  These assets include goodwill and intangible assets and are the result of acquisitions.  Items valued using internally generated valuation techniques are classified according to the lowest level input.  Thus an item may be classified as Level 3 and such instruments are not measured at fair value on a n ongoing basis but are subject to fair value adjustments in certain circumstances, for example when there is evidence of impairment.

The Company determines whether the carrying value of goodwill is impaired on an annual basis or more frequently if indications of potential impairment exist.  Fair values of recorded goodwill are determined by using a discounted cash flow methodology which is based on projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions and factors such as historical performance, anticipated market conditions and capital expenditure requirements, if any.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less and money market instruments to be cash equivalents.

Inventory

Inventory, which consists primarily of finished goods, is stated at the lower of cost or market.  Cost is determined using the weighted average method.

Other Assets

Available-for-sale securities consist of 1.4 million shares of the common stock of VirtualHealth Technologies, Inc.  These securities are carried at fair value ($280,000 at March 31, 2009) based upon quoted market prices.  Unrealized gains and losses are computed on the average cost basis and are reported as a separate component of comprehensive income, included as a separate item in stockholders’ equity.  Realized gains, realized losses and declines in value judged to be other-then temporary, are included in other income (expense).

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

Net income per share

Basic net income per weighted average common share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Fully diluted includes all common shares that would be required to be issued of various convertible instruments at their stated conversion rates using the March 31, 2009, market price of the underlying common stock.

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

Foreign Currency Transaction and Translation Gains (Losses)

The Company has operations located in the People’s Republic of China, Singapore, Venezuela, Brazil and Colombia. The Company invoices customers in the local currency, and if the Company payment is denominated in a foreign currency, the Company translates the payment and records a foreign currency transaction gain or loss in accordance with SFAS 52, Foreign Currency Translation.

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

Stock-based Compensation

The Company does not currently maintain a stock option plan for its management and employees.

Income (Loss) Per Share

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

Recently Issued Accounting Standards

In February 2008, FASB issued Financial Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 to January 1, 2009, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption of the delayed items of SFAS No. 157 did not have a material impact on our consolidated financial statements.

In March 2008, FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS 133 (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We believe that the requirements of SFAS 161 will not have a material effect on our consolidated financial statements.

In April 2008, FASB issued FSP 142-3, Determination of Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” FSP 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We do not believe the adoption of FSP 142-3 will have a material impact on our consolidated financial statements.

In May 2008, FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”) which provides a consistent framework for determining what accounting principles should be used when preparing financial statements under generally accepted accounting principles in the U.S.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The adoption of SFAS 162 is not expected to have an impact on our consolidated financial statements.

In May 2008, FASB issued FSP Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB 14-1 must be applied retrospectively to previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.

Concentrations of risks - Geographic

As a result of the various acquisitions in 2003 through 2006, the Company now has offices, employees and customers in a variety of foreign countries. Its four foreign-based subsidiaries are located in Singapore; Caracas, Venezuela; Shanghai, Peoples Republic of China and Sao Paulo, Brazil.  For the three months ended March 31, 2009, RKM Suministros, C.A., based in Caracas, Venezuela, serving Latin America, represents approximately 8% of the Company’s total revenue and 6% of total assets; Infotel, based in Singapore, and serving Asia, represents approximately 2% of the Company’s total revenue and 3% of total assets; China Crescent Enterprises, Inc., based in Shanghai, China, serving Asia, represents approximately 38% of the Company’s total revenue and 21% of total assets and UniOne, based in Sao Paulo, Brazil, serving Latin America, represents approximately 16% of the Company’s total revenue and 4% of total assets.

Investment in unconsolidated affiliates/subsidiaries

The Company’s investment in affiliates at March 31, 2009, is composed of an 8% equity position in RedMoon Broadband, Inc., and a 5% equity position in AlterNet, Inc.  These equity positions do not represent a controlling interest in these companies.

The Company accounts for its investment in affiliates, defined as those whereby the Company owns less than 51% of the issued and outstanding common stock of the affiliate and the Company does not exercise control over the operations of the affiliate, by the equity method of accounting. At March 31, 2009, the Company did not record any income or loss, nor adjust its investment account, by the net income or loss of the affiliates, as the actual equity percentage paid for was the investments was less than 10%, with a concurrent de minimus net income/loss related thereto.

2. DESCRIPTION OF BUSINESS:

NewMarket Technology, Inc, (f/k/a IPVoice Communications, Inc.), is a Nevada corporation which conducts business from its headquarters in Dallas, Texas.  The Company was incorporated on February 19, 1997 as Nova Enterprises, Inc., changed its name to IPVoice Communications, Inc. in March of 1998, then to IPVoice.com, Inc. in May of 1999, back to IPVoice Communications, Inc. in January of 2001 and to NewMarket Technology, Inc., in July 2004.  The Company is involved in the information technology industry, principally voice over internet (VoIP), systems integration, and wireless broadband technology.  The Company currently has domestic operations in Texas and California, and international operations in The People’s Republic of China, Singapore, Venezuela, Colombia and Brazil.

3. STOCKHOLDERS’ EQUITY:

Common stock

The Company has authorized 300,000,000 shares of $0.001 par value common stock. The Company had 258,384,251 shares of common stock issued and outstanding at March 31, 2009.

During the first quarter of 2009, the Company issued 18,415,631 shares of common stock as follows:

●	In February 2009, the Company issued 1,000,000 shares of common stock to the Company’s general counsel in settlement of $22,300 of previously invoiced services.
●	In March 2009, the Company issued 3,000,000 shares to a firm pursuant to a one year consulting agreement for investor relations services. These shares were valued at $60,000 or $0.02 per share.
●	The Company issued 14,415,631 shares of common stock pursuant to the conversion of 355 shares of Series F convertible preferred stock.

Preferred stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock.  Rights and privileges of the preferred stock are determined by the Board of Directors prior to issuance.  The Company had  925 shares of Series C preferred, 41 shares of Series E preferred stock, 225 shares of Series F preferred stock, 835 shares of Series H preferred stock and 541 shares of Series I preferred stock issued and outstanding, at March 31, 2009.

During the first quarter of 2009, the Company issued 14,415,631 shares of common stock to convert 355 shares of Series F preferred stock.

At March 31, 2009, the shares of preferred stock represented approximately 91,678,571 shares of common stock, had they been elected to be converted on March 31, 2009.

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

In January 2008, the Company issued Oberon Securities, the placement agent for the recent long-term financing agreement, five year warrants to purchase 2,800,000 shares of common stock. These options are exercisable at a price of $0.20 per share.   These warrants were valued at $123,400 at the time of issuance using the Black-Scholes valuation model.

At of March 31, 2009 the value of all outstanding warrants based on the Black-Scholes valuation model was $0.

5.  CAPITAL STOCK TRANSACTIONS:

Following is a schedule of changes in shareholder’s equity for the three months ended March 31, 2009:

	Number of Shares		Par Value of Shares		Additional	Deferred	Comprehensive	Retained	Stockholders'
	Preferred	Common	Preferred	Common	Paid-In Capital	Compensation	Income	Earnings	Equity

BALANCE, 12/31/08	2,522	239,968,620	$3	$239,969	$53,212,902	$(226,333)	$2,256,639	$(24,352,044)	$31,131,136

Conversion of preferred stock	(355)	14,415,631	(1)	14,416	(14,415)				-

Common stock issued for services		4,000,000		4,000	78,300	(60,000)			22,300

Amortization of deferred compensation						107,500			107,500

Other comprehensive income							292,561		292,561

Net income (loss)								(493,661)	(493,661)

ENDING BALANCE, 3/31/09	2,167	258,384,251	$2	$258,385	$53,276,787	$(178,833)	$2,549,200	$(24,845,705)	$31,059,836

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

The Notes require amortizing payments of the principal amount of $133,333 together with any accrued and unpaid amounts (the “Monthly Amount”) which are owed to the Creditor Parties, commencing on June 1, 2008 and on the first business day of each succeeding month thereafter through the maturity date. The Creditor Parties may convert a portion of the Monthly Amount into shares of ,the Company’s common stock provided: (A) the average closing price of the Company’s common stock exceeds 115% of the Fixed Conversion Price of $.20; (B) the amount of such conversion does not exceed 25% of the average dollar trading volume of the Company’s common stock for the 22 trading date immediately preceding the due date of the Monthly Payment. If the criteria set forth above in (A) is met but the criteria set forth in (B) is not met as to the entire Monthly Amount, the Creditor Parties shall convert only such part of the Monthly Amount that meets the criteria set forth in (B). Any portion of the Monthly Amount that has not been converted into shares shall be payable at the rate of 100% of the Monthly Amount in cash. In addition, the Company is not permitted to make any payments in shares of its common stock if there is no effective registration statement covering the resale of the shares or an event of default exists and is continuing.

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

In October 2008, the Revolving Note was cancelled at the request of the Company.

7. EARNINGS PER SHARE:

Following is the disclosure required by SFAS 128, Earnings per Share.

For the Three Months Ended March 31, 2009
	Income (Numerator)		Shares (Denominator)	Per-Share Amount
Basic EPS:
Loss attributable to common stockholders	$	(493,661)	244,926,188	$0.00
Effect of Dilutive Securities:
Convertible preferred stock		0	50,073,812
Convertible debt		0	0
Diluted EPS:
Loss attributable to common stockholders + assumed conversions	$	(493,661)	300,000,000	$0.00

For the Three Months Ended March 31, 2008
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS:
Income available to common stockholders	$1,161,493	205,408,764	$0.01
Effect of Dilutive Securities:
Convertible preferred stock	0	26,238,000
Convertible debt	0
Diluted EPS:
Income available to common stockholders + assumed conversions	$1,161,493	231,644,764	$0.01

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

At March 31, 2009, the carrying values of Brunetti’s assets and liabilities (presented as assets and liabilities of discontinued operations) are as follows:

Cash	$9,377
Total assets (all current)	$9,377

Accounts payable	$179,473
Related party payable	25,035
Line of credit	10,735
Accrued payroll	93,440
Total liabilities (all current)	$308,683

Brunetti reported no revenues or income during the three months ended March 31, 2009.  Operations related to Brunetti resulted in a net loss during the year ended December 31, 2008 and 2007 of $0 and $0, respectively.  Brunetti did not incur any income taxes during these periods.

9.  INCOME TAXES

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.  The Company has net operating loss carry-forwards for income tax purposes of approximately $3,926,600 which expire beginning December 31, 2117.  There may be certain limitations on the Company’s ability to utilize the loss carry-forwards in the event of a change of control, should that occur. In addition, the Company amortizes goodwill for income tax purposes, but not for reporting purposes. The amount recorded as a deferred tax asset, cumulative as of March 31, 2009, is $1,570,600, which represents the amount of tax benefits of the loss carry-forwards and goodwill amortization.  The Company has established a valuation allowance for this deferred tax asset of $1,570,600, as the Company has no long-term history of profitable operations, in substantive amount necessary to utilize this asset.  The significant components of the net deferred tax asset as of  March 31, 2009 are:

Net operating losses	$2,626,600
Goodwill amortization	1,300,000
Valuation allowance	(3,926,600)
Net deferred tax asset	$0

10. COMMITMENTS AND CONTINGENCIES:

Leases

The Company’s corporate headquarters operates out of approximately 2,800 square feet of leased facilities located at 14860 Montfort Drive, Suite 210, Dallas, Texas 75254. The lease expires on December 31, 2009. The monthly rental payments are $3,100. The Company has a number of additional leases for office space associated with its subsidiary operating companies.

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

11.  SUBSEQUENT EVENTS:

In April 2009,  the Company  entered into a Debt  Restructure  and  Equity  Reorganization  Comprehensive  Agreement  ("Debt Restructure")  with Green Shield  Management  Company ("Green  Shield"),  and ES Horizon, Inc. ("ES Horizon").  In March 2009, Green Shield purchased $1.25 million of senior debt with a due date of November 2010, from the Company’s senior lender.  As part of the Debt Restructure, Green Shield has agreed to convert $750,000 of the senior debt into 750 shares of the Company's newly designated Series J Preferred Stock. In addition, the Debt Restructure requires the Company to authorize and issue a super -majority voting Series K Preferred Stock.  Additionally, Green Shield has agreed to sell $500,000 of senior debt to ES Horizon.  As part of the transaction, ES Horizon will convert the $500,000 of senior debt into 5,000 shares of Series K Preferred Stock. ES Horizon is a Nevada corporation, of which the Company's President and Chief Executive Officer, Philip Verges, is a 99% owner.  Green Shield  is not an  affiliate, as  defined  in Rule 144 under the Securities Act of 1933, of either ES Horizon or of the Company.

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

In June 2009, the Company filed a Definitive Information Statement on Schedule 14C indicating that the Board of Directors had authorized a reverse split of the common stock issued and outstanding on a one new share for twenty old shares basis.  This action will be effective on or after July 24, 2009.   The effect of this action will be reflected in the financial statements of the Company in the third quarter of 2009.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor for Forward-Looking Statements

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this report.

Information contained herein contains forward-looking statements,  You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control.  Forward-looking statements include information concerning our possible and assumed future results of operations, including descriptions of our business strategy.  The statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or other similar expressions.  These statements are based on assumptions that we have made in light of our experience and well as perceptions of historical trends, current conditions, expected future developments, and other factors we believe are appropriate under the circumstances.  Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financials results or results of operations and could cause actual results to differ materially from those on the forward-looking statements.  These factors include, but are not limited to, competition from existing and future competitors, failure to maintain and develop business, failure to increase or maintain the number of customers we have, downturns in the economies and/or industries that we serve, and the failure to attract or keep qualified professionals we employ.  These factors and others discussed in detail in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should keep in mind that any forward-looking statements made by us herein, or elsewhere, speaks only as of the date on which we made it.  New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us.  We have no obligation to update any forward-looking statements after the date hereof, except as required by federal securities laws.

Links to all of our filings, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, information statements and other material information concerning us are available on the Investor Relations page of our website at www.NewmarketTechnology.com ..

Critical accounting policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-K fiscal year 2008.  There have been no material changes to our critical accounting policies as of March 31, 2009.

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

Recent Developments

In January 2009, we announced our “Greenfield” strategy which is an emerging technology business partnership program under which we would identify and partner with companies that would:

●	benefit from the current organizational structure of NewMarket
●	open up potential new markets for emerging companies based on strategic relationships
●	create potential equity investments through merger strategies that allow for capital raises through equity or debt instruments
●	improve the return-on-investment opportunities for emerging technologies and emerging market businesses

As part of this new strategy, in March 2009 we announced a strategic partnership with Phoenix Interests, Inc., (“Phoenix”) under which we will exchange our investment in Stonewall Networks, Inc. (“Stonewall”), a security software developer for mobile networks, for a convertible equity interest in Phoenix.

Results of Operations

Three months ended March 31, 2009 compared to three months ended March 31, 2008

Net sales decreased 8% from $20,921,762 for the quarter ended March 31, 2008 to $19,335,521 for the quarter ended March 31, 2009.  This decrease was primarily due to decreased sales and competitive pricing pressures in our Latin American and Chinese systems integration subsidiaries.

Cost of sales increased 3% from $15,796,965 for the quarter ended March 31, 2008 to $16,315,267 for the quarter ended March 31, 2009. Our gross margin, as a percentage of sales was 16% and 24% for the quarters ended March 31, 2009 and 2008, respectively. Our management plans to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows.

General and administrative expenses decreased 10% to $3,194,324 for the quarter ended March 31, 2008 from $3,551,125 for the quarter ended March 31, 2008.  The decrease is primarily the result of a decrease in headcount in our Latin American and Chinese operating subsidiaries.

Depreciation and amortization expense decreased 85% from $231,342 for the quarter ended March 31, 2008 to $35,429 for the quarter ended March 31, 2009. At the end of 2008, the Company wrote off the balance of certain software assets held by our Singapore-based systems integration subsidiary and consequently we are no longer amortizing that balance.  Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

The Company had a net loss of $493,661 for the quarter ended March 31, 2009 compared to net income of $1,161,493 for the quarter ended March 31, 2008. The loss is due to a decrease in our gross margin. Comprehensive net income (loss), which is adjusted to compensate for the risk associated with foreign profits and the potential conversion of foreign currency, as well as the change in market value of available-for-sale securities, decreased from comprehensive net income of $1,544,755 for the quarter ended March 31, 2008 to a comprehensive loss of $215,100 for the quarter ended March 31, 2009.

Liquidity and Capital Resources

Our cash balance at March 31, 2009 decreased $684,765 from $4,960,869 as of December 31, 2008, to $4,276,104.  The decrease was the result of a combination of cash used in operating activities of $917,895 and cash used in investing activities totaling $125,000, offset by the effect of exchange rates on cash of $358,130.  Operating activities for the three months ended March 31, 2009 exclusive of changes in operating assets and liabilities required $378,906, as well as an increase in prepaid expenses of $1,797,671, and a decrease in accounts payable and accrued expenses of $2,807,219, offset by an decrease in accounts receivable and inventory of $3,783,836 and an increase in deposits and other liabilities of $282,065.

On November 30, 2007, we and certain of our subsidiaries including, IP Global Voice, Inc, Netsco, Inc., NewMarket Broadband, Inc., NewMarket Intellectual Property, Inc and NewMarket China, Inc., entered into a Security Agreement (the “Security Agreement”) with LV Administrative Services, Inc. (the “Agent”) as administrative and collateral agent for Valens U.S. SPV I, LLC (“Valens US”) and Valens Offshore SPV II, LLC (“Valens Offshore,” and together with the Agent and Valens US, the “Creditor Parties”). Pursuant to the terms of the Security Agreement, we issued a secured convertible term note to Valens US and Valens Offshore in the principal amounts of $1,800,000 and $2,200,000 respectively (collectively, the “Notes”). In addition, we issued a Revolving Note to Valens US, pursuant to which Valens has committed to advance up to $3,000,000 to us (the “Revolving Note”).

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

The Notes require amortizing payments of the principal amount of $133,333 together with any accrued and unpaid amounts (the “Monthly Amount”) which are owed to the Creditor Parties, commencing on June 1, 2008 and on the first business day of each succeeding month thereafter through the maturity date. The Creditor Parties may convert a portion of the Monthly Amount into shares of the Company’s common stock provided: (A) the average closing price of the Company’s common stock exceeds 115% of the Fixed Conversion Price of $.20; (B) the amount of such conversion does not exceed 25% of the average dollar trading volume of the Company’s common stock for the 22 trading date immediately preceding the due date of the Monthly Payment. If the criteria set forth above in (A) is met but the criteria set forth in (B) is not met as to the entire Monthly Amount, the Creditor Parties shall convert only such part of the Monthly Amount that meets the criteria set forth in (B). Any portion of the Monthly Amount that has not been converted into shares shall be payable at the rate of 100% of the Monthly Amount in cash. In addition, we are not permitted to make any payments in shares of our common stock if an event of default exists and is continuing.

We granted a security interest to Valens in each of our real or personal, tangible or intangible, property and assets. We also pledged the stock of certain of our subsidiaries and other equity interests owned by us.

We also issued five year warrants to purchase 3,825,840 shares of our common stock to Valens Offshore and warrants to purchase 8,347,287 shares of our common stock to Valens US which are exercisable at a price of $0.22 per share.

In October, 2008, we cancelled the Revolving Note and the amount outstanding under the Revolving Note was $0.

As of March 31, 2009, we own 1.4 million shares of common stock of VirtualHealth.  We have classified these shares as available for sale securities in which unrealized gains (losses) are recorded to shareholders’ equity.  At March 31, 2009, all 1.4 million shares of VirtualHealth common stock are tradable, and based upon the closing price of $0.20 per share, the market value of the VirtualHealth common shares at March 31, 2009 was $280,000.

Since inception, we have financed operations primarily through equity security sales. We may need to raise cash through additional equity sales at some point in the future in order to sustain operations. Accordingly, if revenues are insufficient to meet needs, we will attempt to secure additional financing through traditional bank financing or a debt or equity offering; however, because of the potential of a future poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our continuing plan of operations. There can be no assurance that we will be able to obtain financing on satisfactory terms or at all, or raise funds through a debt or equity offering. In addition, if we only have nominal funds by which to conduct our operations, it will negatively impact our potential revenues.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements as defined in Item 303(c)(2) of Regulation S-K.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements, refer to Note 1 of Notes to Condensed Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in foreign currency exchange rates, including fluctuations in the functional currency of foreign operations.  The functional currency of operations outside the United States is the respective local currency.  Foreign currency translation effects are included in accumulated comprehensive income in shareholder’s equity.   We do not utilize derivative financial instruments to manage foreign currency fluctuation risk.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act (the “Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management to allow for timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure rules and procedures as of the end of the period covered by this Quarterly Report on From 10-Q as required by Rule 13a-15 under the Exchange Act.   Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective in providing the information required to be disclosed by the Company within the time period specified by the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are involved from time to time in various legal actions.  Ware not currently aware, however, of any actions that management believes would materially adversely affect the business, financial conditions or results of operations.  We may be subject to future claims which would cause it to incur significant expenses or damages, including from subsidiaries that have previously been acquired.  If we acquire or consolidate additional subsidiaries in the future, we may assume obligations and liabilities of such entities.

We not aware of any contemplated legal proceeding by a governmental authority in which we may be involved.

ITEM 1A.  RISK FACTORS

No material changes in the risks related to our business have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2008.   You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q.  You should be aware that these risk factors may not describe every risk facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

Set forth below is information regarding the issuance and sale of our securities without registration during the three month period ended March 31, 2009:

●	In February 2009, the Company issued 1,000,000 shares of common stock to the Company’s general counsel in settlement of $22,300 of previously invoiced services.
●	In March 2009, the Company issued 3,000,000 shares to a firm pursuant to a one year consulting agreement for investor relations services. These shares were valued at $60,000 or $0.02 per share.
●	The Company issued 14,415,631 shares of common stock pursuant to the conversion of 355 shares of Series F convertible preferred stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.1	Annual Report for the year ended December 31, 2008, as filed in Company’s Form 10-K April 7, 2008, and incorporated herein by reference

31.1 *	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

* Filed Herewith

Reports on Form 8-K

During the three-month period ended March 31, 2009, the Company filed the following Current Reports on Form 8-K:

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                NewMarket Technology, Inc.
                                                    (Registrant)

Date: July 27, 2009	By: /s/ Philip M. Verges Philip M. Verges Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 27, 2009	By: /s/ Philip J. Rauch Philip J. Rauch Chief Financial Officer (Principal Financial Officer)