Form 10-Q
period 2009-06-30
NewMarket Technology Inc
filed 2009-08-21
CIK 1092083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark-One)
(x)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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

Yes ___     No  _X__

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
As of August 21, 2009, the registrant had 13,819,213 shares of common stock outstanding.

INDEX
NEWMARKET TECHNOLOGY, INC.

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

NewMarket Technology, Inc.
Consolidated Balance Sheet

ASSETS	June 30, 2009	December 31, 2008
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$4,277,180	$4,960,869
Accounts receivable	17,922,331	17,974,496
Inventory	3,084,456	1,874,544
Prepaid expenses and other current assets	1,866,828	3,775,645
Total current assets	27,150,795	28,585,554

PROPERTY AND EQUIPMENT, NET	765,059	803,477

OTHER ASSETS
Notes receivable including accrued interest	5,395,027	4,958,456
Investment in unconsolidated subsidiares	1,311,229	1,311,229
Investment in restricted securities	186,112	186,112
Goodwill	15,104,379	15,104,379
Available for sale securities	280,000	294,000
Intangibles	211,415	212,277
Total other assets	22,488,162	22,066,453

Total assets	$50,404,016	$51,455,484

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$7,766,177	$8,038,083
Accrued expenses and other liabilities	2,969,025	2,443,885
Customer deposits	306,771	8,909
Liabilities of discontinued operations	308,683	308,683
Long term debt, current portion	2,647,676	3,247,676
Short term debt	2,020,543	2,356,322
Total current liabilities	16,018,875	16,403,558

LONG-TERM LIABILITIES
Notes payable, net of deferred financing costs	564,968	1,208,980
Total long-term liabilities	564,968	1,208,980
Total liabilities	16,583,843	17,612,538

EQUITY
Common stock; $.001 par value; 300,000,000 shares authorized;
276,384,251 and 239,968,620 shares issued and outstanding
at June 30, 2009 and December 31, 2008, respectively	276,385	239,969
Preferred stock; $.001 par value; 10,000,000 shares authorized;
Series C 925 and 925; Series E 41 and 41; Series F 225 and
580; Series H 835 and 835; Series I 541 and 541;
Series J 750 and 0, and; Series K 500 and 0 shares
issued and outstanding at June 30, 2009 and
December 31, 2008, respectively	3	3
Deferred compensation	(185,625)	(226,333)
Additional paid-in capital	54,986,286	53,212,902
Accumulated comprehensive income	856,589	2,256,639
Retained earnings	(23,617,349)	(24,352,041)
Total NewMarket Technology, Inc. stockholders' equity	32,316,289	31,131,139
Noncontrolling interest	1,503,884	2,711,807
Total equity	33,820,173	33,842,946

Total liabilities and equity	$50,404,016	$51,455,484

See accompanying notes to consolidated financial statements.

NewMarket Technology, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUE	$24,538,825	$22,768,541	$43,874,346	$43,690,303

COST OF SALES	19,234,044	17,077,600	35,549,311	32,874,565

Gross Margin	5,304,781	5,690,941	8,325,035	10,815,738

OPERATING EXPENSES
Selling, general and administrative expenses	3,237,804	4,129,235	6,432,128	7,680,360
Depreciation and amortization	41,910	326,843	77,339	558,185
Recovery of bad debt	-	-	(50,474)	-
Total expenses	3,279,714	4,456,078	6,458,993	8,238,545

Income (loss) from operations	2,025,067	1,234,863	1,866,042	2,577,193

OTHER INCOME (EXPENSE)
Interest income	128,879	174,514	267,724	334,697
Interest expense	(278,318)	(170,708)	(510,311)	(359,879)
Foreign currency transaction gain	513	1,331	195	708
Lawsuit settlement expense	-	(10,000)	(20,953)	(10,000)
Other income/(expense)	(37,195)	(66,412)	(50,862)	(23,362)
Total other income (expense)	(186,121)	(71,275)	(314,207)	(57,836)

Net income before income tax (credit) and
noncontrolling interest	1,838,946	1,163,588	1,551,835	2,519,357
Foreign income tax	(59,308)	(39,952)	(4,302)	22,023
Noncontrolling interest in consolidated subsidiary	689,145	360,467	821,446	492,768

Net income	1,209,109	843,073	734,691	2,004,566

Other comprehensive income (loss)
Gain (loss) on available for sale securities	(14,000)	-	(14,000)	-
Foreign currency translation gain (loss)	(1,097,611)	1,051,509	(805,050)	(953,309)

Comprehensive income (loss)	$97,498	$1,894,582	$(84,359)	$1,051,257

Income (loss) per weighted-average common share-basic	$0.00	$0.00	$0.00	$0.01
Income (loss) per weighted-average common share-diluted	$0.00	$0.00	$0.00	$0.01

Number of weighted average common shares o/s-basic	275,043,592	206,266,344	260,068,087	205,837,554
Number of weighted average common shares o/s-diluted	300,000,000	232,504,344	300,000,000	231,646,764

See accompanying notes to consolidated financial statements.

NewMarket Technology, Inc.
Consolidated Statement of Cash Flows
Six months ended June 30,
(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$734,691	$2,004,567
Adjustments to reconcile net earnings to net cash
provided (used) by operating activities:
Recovery of bad debt	50,474	-
Stock issued for services and amortization of
deferred compensation	260,508	588,000
Depreciation and amortization	77,339	558,185
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	1,549	721,968
(Increase) decrease in inventory	(1,139,912)	(40,616)
(Increase) decrease in prepaid expenses	1,908,817	115,673
Increase (decrease) in accounts payable	(271,904)	(749,291)
Increase (decrease) in deposits	297,862	(352,826)
Increase (decrease) in taxes payable	-	307
Increase (decrease) in accrued expenses and other payables	525,140	(530,757)
Net cash provided by operating activities	2,444,564	2,315,210

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in accrued interest receivable	(250,000)	(300,000)
Notes receivables advances	(186,571)	(2,402,725)
Purchase of property and equipment	(52,844)	-
Net cash used in investing activities	(489,415)	(2,702,725)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term borrowings	(335,779)	(283,108)
Net cash used in financing activities	(335,779)	(283,108)

Effect of exchange rates on cash	(2,303,059)	(148,604)

Net decrease in cash and equivalents	(683,689)	(819,227)

CASH, beginning of period	4,960,869	5,202,244

CASH, end of period	$4,277,180	$4,383,017

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$510,311	$359,879

Non-cash Financing Activities:
Common stock issued to settle debt	$250,000	$-
Preferred stock issued to settle debt	$1,250,000	$-
Common stock issued for conversion of preferred stock	$-	$473

NEWMARKET TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009

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

At June 30, 2009, the Company did not record any income or loss, nor adjust its investment account, by the net income or loss of the affiliates, as the actual equity percentage paid for was the investments was less than 10%, with a concurrent de minimus net income/loss related thereto.

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

•	Level 1 – Quoted prices for identical instruments in active markets
•
Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in non-active markets, or model-driven valuations in which all significant inputs are observable in active markets

•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

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

Other Assets

Available-for-sale securities consist of 1.4 million shares of the common stock of VirtualHealth Technologies, Inc.  These securities are carried at fair value ($280,000 at June 30, 2009) based upon quoted market prices.  Unrealized gains and losses are computed on the average cost basis and are reported as a separate component of comprehensive income, included as a separate item in stockholders’ equity.  Realized gains, realized losses and declines in value judged to be other-then temporary, are included in other income (expense).

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

Net income per share

Basic net income per weighted average common share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Fully diluted includes all common shares that would be required to be issued of various convertible instruments at their stated conversion rates using the June 30, 2009, market price of the underlying common stock.

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

Recently Issued Accounting Standards

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS No. 107-1” and “APB Opinion No. 28-1”).  FSP SFAS No. 107-1 and APB Opinion No. 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim reporting periods.  The adoption of FSP SFAS No. 107-1 and APB Opinion No. 28-1 for the period ended June 30, 2009 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”).  SFAS No. 165 requires an entity to disclose the date through which the entity has evaluated subsequent events and whether that evaluation date is the date financial statements are issued. SFAS 165 is effective for interim reporting periods after June 15, 2009.  The adoption of SFAS 165 did not have a material effect on the Company’s consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, FASB Accounting Standards Codification (“SFAS No. 168”), as the single source of authoritative nongovernmental U.S. GAAP.  All existing accounting standards are superseded as described in SFAS No. 168. All other accounting literature not included in the codification is non-authoritative. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect SFAS No. 168 to materially affect its consolidated financial statements.

Concentrations of risks - Geographic

As a result of the various acquisitions in 2003 through 2006, the Company now has offices, employees and customers in a variety of foreign countries. Its four foreign-based subsidiaries are located in Singapore; Caracas, Venezuela; Shanghai, Peoples Republic of China and Sao Paulo, Brazil.  For the three months ended June 30, 2009, RKM Suministros, C.A., based in Caracas, Venezuela, serving Latin America, represents approximately 8% of the Company’s total revenue and 6% of total assets; Infotel, based in Singapore, and serving Asia, represents approximately 2% of the Company’s total revenue and 3% of total assets; China Crescent Enterprises, Inc., based in Shanghai, China, serving Asia, represents approximately 38% of the Company’s total revenue and 21% of total assets and UniOne, based in Sao Paulo, Brazil, serving Latin America, represents approximately 16% of the Company’s total revenue and 4% of total assets.

Investment in unconsolidated affiliates/subsidiaries

The Company’s investment in affiliates at June 30, 2009, is composed of an 8% equity position in RedMoon Broadband, Inc., and a 5% equity position in AlterNet, Inc.  These equity positions do not represent a controlling interest in these companies.

The Company accounts for its investment in affiliates, defined as those whereby the Company owns less than 51% of the issued and outstanding common stock of the affiliate and the Company does not exercise control over the operations of the affiliate, by the equity method of accounting. At June 30, 2009, the Company did not record any income or loss, nor adjust its investment account, by the net income or loss of the affiliates, as the actual equity percentage paid for was the investments was less than 10%, with a concurrent de minimus net income/loss related thereto.

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

3. STOCKHOLDERS’ EQUITY:

Common stock

The Company has authorized 300,000,000 shares of $0.001 par value common stock. The Company had 276,384,251 shares of common stock issued and outstanding at June 30, 2009.

During the second quarter of 2009, the Company issued 18 million shares of common stock as follows:

• In April 2009, the Company issued 10 million shares of common stock to the Company’s senior secured lender in exchange for a $250,000 reduction in outstanding principal on a long-term note payable.
• In April 2009, the Company issued 5 million shares to a firm pursuant to a one year consulting agreement for investor relations services.  These shares were valued at $137,500 or $0.03 per share.
• In April 2009, the Company issued 1,000,000 shares of common stock to a law firm in settlement of $30,000 of previously invoiced services.
• In May 2009, the Company issued 2,000,000 shares of common stock to the Company’s general counsel in settlement of $60,000 of previously invoiced services.

Preferred stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock.  Rights and privileges of the preferred stock are determined by the Board of Directors prior to issuance.  The Company had  925 shares of Series C preferred, 41 shares of Series E preferred stock, 225 shares of Series F preferred stock, 835 shares of Series H preferred stock, 541 shares of Series I preferred stock, 750 shares of Series J preferred stock, and 500 shares of Series K preferred stock issued and outstanding, at June 30, 2009.

In April 2009,  the Company  entered into a Debt  Restructure  and  Equity  Reorganization  Comprehensive  Agreement  ("Debt Restructure")  with Green Shield  Management  Company ("Green  Shield"),  and ES Horizon, Inc. ("ES Horizon").  Pursuant to the terms of the Debt Restructure, the Company issued 750 shares of the newly authorized Series J Convertible Preferred Stock to Green Shield and 500 shares of the newly authorized Series K Preferred Stock to ES Horizon (see Note 6.)

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

At of June 30, 2009 the value of all outstanding warrants based on the Black-Scholes valuation model was $0.

5.  CAPITAL STOCK TRANSACTIONS:

Following is a schedule of changes in shareholder’s equity for the six months ended June 30, 2009:

	Number of Shares		Par Value of Shares		Additional
	Preferred	Common	Preferred	Common	Paid-In Capital	Deferred Compensation	Comprehensive Income	Retained Earnings	Stockholders' Equity

BALANCE, 12/31/08	2,522	239,968,620	$3	$239,969	$53,212,902	$(226,333)	$2,256,639	$(24,352,041)	$31,131,139

Conversion of preferred stock	(355)	14,415,631	(1)	14,416	(14,415)				-

Preferred stock issued to settle debt	1,250		1		1,249,999				1,250,000

Common stock issued to settle debt		10,000,000		10,000	240,000				250,000

Common stock issued for services		9,000,000		9,000	210,800	(197,500)			22,300

Common stock issued for trade payables		3,000,000		3,000	87,000				90,000

Amortization of deferred comp.						238,208			238,208

Other comprehensive income (loss)							(1,400,050)		(1,400,050)

Net income (loss)								734,692	734,692

ENDING BALANCE, 06/30/09	3,417	276,384,251	$3	$276,385	$54,986,286	$(185,625)	$856,589	$(23,617,349)	$32,316,289

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

In April 2009, the Company entered into a Debt Restructure and Equity Reorganization Comprehensive Agreement ("Debt Restructure") with Green Shield Management Company ("Green Shield"), and ES Horizon, Inc. ("ES Horizon"). In March 2009, Green Shield purchased $1.25 million of senior debt with a due date of November 2010, from the Creditor Parties. As part of the Debt Restructure, Green Shield agreed to convert $750,000 of the senior debt into 750 shares of the Company's newly designated Series J Preferred Stock (see Note 3). The Debt Restructure also required the Company to authorize and issue a super-majority voting Series K Preferred Stock. Additionally, Green Shield has agreed to sell $500,000 of senior debt to ES Horizon. As part of the transaction, ES Horizon converted $500,000 of senior debt into 500 shares of Series K Preferred Stock (see Note 3). ES Horizon is a Nevada corporation, of which the Company's President and Chief Executive Officer, Philip Verges, is a 99% owner. Green Shield is not an affiliate, as defined in Rule 144 under the Securities Act of 1933, of either ES Horizon or of the Company.

7. EARNINGS PER SHARE:

Following is the disclosure required by SFAS 128, Earnings per Share.

For the Six Months Ended June 30, 2009
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS:
Income available to common stockholders	$734,691	260,068,087	$0.00
Effect of Dilutive Securities:
Convertible preferred stock	0	39,931,913
Convertible debt	0	0
Diluted EPS:
Income available to common stockholders + assumed conversions	$734,691	300,000,000	$0.00

For the Six Months Ended June 30, 2008
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS:
Income available to common stockholders	$2,004,566	205,837,554	$0.01
Effect of Dilutive Securities:
Convertible preferred stock	0	25,809,210
Convertible debt	0	0
Diluted EPS:
Income available to common stockholders + assumed conversions	$2,004,566	231,646,764	$0.01

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

At June 30, 2009, the carrying values of Brunetti’s assets and liabilities (presented as assets and liabilities of discontinued operations) are as follows:

Cash	$9,377
Total assets (all current)	$9,377

Accounts payable	$179,473
Related party payable	25,035
Line of credit	10,735
Accrued payroll	93,440
Total liabilities (all current)	$308,683

Brunetti reported no revenues or income during the six months ended June 30, 2009.  Operations related to Brunetti resulted in a net loss during the year ended December 31, 2008 and 2007 of $0 and $0, respectively.  Brunetti did not incur any income taxes during these periods.

9.  INCOME TAXES

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.  The Company has net operating loss carry-forwards for income tax purposes of approximately $3,926,600 which expire beginning December 31, 2117.  There may be certain limitations on the Company’s ability to utilize the loss carry-forwards in the event of a change of control, should that occur. In addition, the Company amortizes goodwill for income tax purposes, but not for reporting purposes. The amount recorded as a deferred tax asset, cumulative as of June 30, 2009, is $1,570,600, which represents the amount of tax benefits of the loss carry-forwards and goodwill amortization.  The Company has established a valuation allowance for this deferred tax asset of $1,570,600, as the Company has no long-term history of profitable operations, in substantive amount necessary to utilize this asset.  The significant components of the net deferred tax asset as of  June 30, 2009 are:

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

11.   SUBSEQUENT EVENTS:

In June 2009, the Company filed a Definitive Information Statement on Schedule 14C indicating that the Board of Directors had authorized a reverse split of the common stock issued and outstanding on a one new share for twenty old shares basis.  This action was effective on July 27, 2009.   The effect of this action will be reflected in the financial statements of the Company in the third quarter of 2009.

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

Links to all of our filings, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, information statements and other material information concerning us are available on the Investor Relations page of our website at www.NewmarketTechnology.com.

Critical accounting policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-K fiscal year 2008.  There have been no material changes to our critical accounting policies as of June 30, 2009.

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

Recent Developments

In January 2009, we announced our “Greenfield” strategy which is an emerging technology business partnership program under which we would identify and partner with companies that would:
•	benefit from the current organizational structure of NewMarket
•	open up potential new markets for emerging companies based on strategic relationships
•	create potential equity investments through merger strategies that allow for capital raises through equity or debt instruments
•	improve the return-on-investment opportunities for emerging technologies and emerging market businesses

As part of this new strategy, in March 2009 we announced a strategic partnership with Phoenix Interests, Inc., (“Phoenix”) under which we will exchange our investment in Stonewall Networks, Inc. (“Stonewall”), a security software developer for mobile networks, for a convertible equity interest in Phoenix.

Results of Operations

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Net sales increased 8% from $22,768,541 for the quarter ended June 30, 2008 to $24,538,825 for the quarter ended June 30, 2009.  This increase was primarily due to increased sales our Latin American systems integration subsidiaries.

Cost of sales increased 13% from $17,077,600 for the quarter ended June 30, 2008 to $19,234,044 for the quarter ended June 30, 2009 due to the aforementioned increase in sales. Our gross margin, as a percentage of sales was 22% and 25% for the quarters ended June 30, 2009 and 2008, respectively. Our management plans to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows.

General and administrative expenses decreased 22% to $3,237,804 for the quarter ended June 30, 2008 from $4,129,235 for the quarter ended June 30, 2008.  The decrease is primarily the result of a decrease in headcount in our Latin American and Chinese operating subsidiaries.

Depreciation and amortization expense decreased 87% from $326,843 for the quarter ended June 30, 2008 to $41,910 for the quarter ended June 30, 2009. At the end of 2008, the Company wrote off the balance of certain software assets held by our Singapore-based systems integration subsidiary and consequently we are no longer amortizing that balance.  Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

The Company had net income of $1,209,109 for the quarter ended June 30, 2009 after accounting for the noncontrolling interest in a consolidated subsidiary, compared to net income of $843,073 for the quarter ended June 30, 2008, an increase of 43%. The increase was due to a decrease in operating expenses. Comprehensive net income, which is adjusted to compensate for the risk associated with foreign profits and the potential conversion of foreign currency, as well as the change in market value of available-for-sale securities, decreased from comprehensive net income of $1,894,582 for the quarter ended June 30, 2008 to $97,498 for the quarter ended June 30, 2009, a decrease of 95%.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Net sales increased .4% from $43,690,303 for the six months ended June 30, 2008 to $43,874,346 for the six months ended June 30, 2009.  This increase was primarily due to increased sales in our Latin American systems integration subsidiary, offset by a decrease in sales in our Chinese systems integration subsidiary.

Cost of sales increased 8% from $32,874,565 for the six months ended June 30, 2008 to $35,549,311 for the six months ended June 30, 2009 due to competitive pricing pressures in our foreign subsidiaries.  Our gross margin, as a percentage of sales was 19% and 25% for the six months ended June 30, 2009 and 2008, respectively. Our management plans to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows.

General and administrative expenses decreased 16% to $6,432,128 for the six months ended June 30, 2009 from $7,680,360 for the six months ended June 30, 2008.  The decrease is primarily the result of a decrease in headcount in our Latin American and Chinese operating subsidiaries.

Depreciation and amortization expense decreased 86% from $558,185 for the six months ended June 30, 2008 to $77,339 for the six months ended June 30, 2009. At the end of 2008, the Company wrote off the balance of certain software assets held by our Singapore-based systems integration subsidiary and consequently we are no longer amortizing that balance.  Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

Net income decreased  63% from $2,004,566 for the six months ended June 30, 2008 after accounting for the noncontrolling interest in a consolidated subsidiary, to $734,691 for the six months ended June 30, 2009. The decrease was due to a decrease in our gross margin offset by a decrease in operating expenses. Comprehensive net income (loss), which is adjusted to compensate for the risk associated with foreign profits and the potential conversion of foreign currency, as well as the change in market value of available-for-sale securities, decreased from comprehensive net income of $1,051,257 for the six months ended June 30, 2008 to a comprehensive loss of $84,359 for the six months ended June 30, 2009.

Liquidity and Capital Resources

Our cash balance at June 30, 2009 decreased $683,689 from $4,960,869 as of December 31, 2008, to $4,277,180.  The decrease was the result of a combination of cash used in investing activities of $489,415, cash used in financing activities of $335,779, and the effect of exchange rates on cash of $2,303,059, offset by cash provided by operating activities of $2,444,564.  Operating activities for the six months ended June 30, 2009 exclusive of changes in operating assets and liabilities provided $1,123,012, as well as a decrease in accounts receivable and prepaid expenses of $1,910,366 and an increase in customer deposits and accrued expenses of $823,002, offset by an increase in inventory of $1,139,912 and a decrease in accounts payable of $271,904.

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

As of June 30, 2009, we own 1.4 million shares of common stock of VirtualHealth.  We have classified these shares as available for sale securities in which unrealized gains (losses) are recorded to shareholders’ equity.  At June 30, 2009, all 1.4 million shares of VirtualHealth common stock are tradable and the market value of the VirtualHealth common shares at June 30, 2009 was $280,000.

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

Based on their evaluation, as of June 30, 2009, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 were effective.

Changes in Internal Control over Financial Reporting

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

Set forth below is information regarding the issuance and sale of our securities without registration during the three month period ended June 30, 2009:

• In April 2009, the Company issued 10 million shares of common stock to the Company’s senior secured lender in exchange for a $250,000 reduction in outstanding principal on a long-term note payable.
• In April 2009, the Company issued 5 million shares to a firm pursuant to a one year consulting agreement for investor relations services.  These shares were valued at $137,500 or $0.03 per share.
• In April 2009, the Company issued 1,000,000 shares of common stock to a law firm in settlement of $30,000 of previously invoiced services.
• In May 2009, the Company issued 2,000,000 shares of common stock to the Company’s general counsel in settlement of $60,000 of previously invoiced services.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.1	Annual Report for the year ended December 31, 2008, as filed in Company’s Form 10-K July 19, 2009, and incorporated herein by reference

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

* Filed Herewith

Reports on Form 8-K

During the three-month period ended June 30, 2009, the Company filed the following Current Reports on Form 8-K:

Current Report on Form 8-K filed on May 1, 2009 which included disclosure under Items 1.02, 3.02, 3.03, and 5.03 related to the execution by the Company of a Debt  Restructure  and  Equity  Reorganization  Comprehensive  Agreement  ("Debt Restructure")  with Green Shield  Management  Company ("Green  Shield"),  and ES Horizon, Inc. ("ES Horizon").

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NewMarket Technology, Inc.
(Registrant)

Date: August 21, 2009	By:	/s/ Philip M. Verges
Philip M. Verges
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 21, 2009	By:	/s/ Philip J. Rauch
Philip J. Rauch
Chief Financial Officer
(Principal Financial Officer)