Form 10-Q
period 2009-09-30
NewMarket Technology Inc
filed 2009-11-23
CIK 1092083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark-One)
(x)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

Large Accelerated Filer___        Accelerated Filer___        Non-Accelerated Filer _X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes __     No  X_

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
As of November 23, 2009, the registrant had 18,660,375 shares of common stock outstanding.

INDEX
NEWMARKET TECHNOLOGY, INC.

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

NewMarket Technology, Inc.
Consolidated Balance Sheet

ASSETS	September 30, 2009	December 31, 2008
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$3,714,642	$4,960,869
Accounts receivable	21,667,741	17,974,496
Inventory	3,143,160	1,874,544
Prepaid expenses and other current assets	2,537,511	3,775,645
Total current assets	31,063,054	28,585,554

PROPERTY AND EQUIPMENT, NET	783,318	803,477

OTHER ASSETS
Notes receivable including accrued interest	4,578,574	4,958,456
Investment in unconsolidated subsidiares	1,343,916	1,311,229
Investment in restricted securities	186,112	186,112
Goodwill	15,104,379	15,104,379
Available for sale securities	364,000	294,000
Intangibles	211,419	212,277
Total other assets	21,788,400	22,066,453

Total assets	$53,634,772	$51,455,484

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$7,243,610	$8,038,083
Accrued expenses and other liabilities	3,368,374	2,443,885
Customer deposits	286,667	8,909
Liabilities of discontinued operations	308,683	308,683
Long term debt, current portion	3,065,530	3,247,676
Short term debt	1,607,107	2,356,322
Total current liabilities	15,879,971	16,403,558

LONG-TERM LIABILITIES
Notes payable, net of deferred financing costs	1,428,365	1,208,980
Total long-term liabilities	1,428,365	1,208,980
Total liabilities	17,308,336	17,612,538

EQUITY
Common stock; $.001 par value; 300,000,000 shares authorized;
16,177,457 and 11,998,431 shares issued and outstanding
at September 30, 2009 and December 31, 2008, respectively	16,177	239,969
Preferred stock; $.001 par value; 10,000,000 shares authorized;
Series C 925 and 925; Series E 41 and 41; Series F 0 and
580; Series H 0 and 835; Series I 0 and 541;
Series J 2,166 and 0, and; Series K 500 and 0 shares
issued and outstanding at September 30, 2009 and
December 31, 2008, respectively	4	3
Deferred compensation	(111,250)	(226,333)
Additional paid-in capital	55,838,194	53,212,902
Accumulated comprehensive income	635,864	2,256,639
Accumulated Deficit	(22,112,590)	(24,352,041)
Total NewMarket Technology, Inc. stockholders' equity	34,266,399	31,131,139
Noncontrolling interest	2,060,037	2,711,807
Total equity	36,326,436	33,842,946

Total liabilities and equity	$53,634,772	$51,455,484

See accompanying notes to consolidated financial statements.

NewMarket Technology, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUE	$31,707,269	$32,379,164	$75,581,615	$76,069,467

COST OF SALES	25,617,769	26,217,589	61,167,080	59,092,154

Gross Margin	6,089,500	6,161,575	14,414,535	16,977,313

OPERATING EXPENSES
Selling, general and administrative expenses	4,459,612	3,719,802	10,891,740	11,400,162
Depreciation and amortization	38,228	239,172	115,567	797,357
Total expenses	4,497,840	3,958,974	11,007,307	12,197,519

Income from operations	1,591,660	2,202,601	3,407,228	4,779,794

OTHER INCOME (EXPENSE)
Interest income	128,737	204,049	396,461	538,746
Interest expense	(291,764)	(371,198)	(802,075)	(731,077)
Foreign currency transaction gain	4,543	2,801	4,737	3,509
Lawsuit settlement expense	-	(4,637)	(20,953)	(14,637)
Other income/(expense)	705,027	(51,661)	654,165	(75,023)
Total other income (expense)	546,543	(220,646)	232,335	(278,482)

Net income before income tax (credit) and
noncontrolling interest	2,138,203	1,981,955	3,639,563	4,501,312
Foreign income tax	26,815	17,280	22,513	39,303
Noncontrolling interest in consolidated subsidiary	556,153	210,757	1,377,599	703,525

Net income	1,555,235	1,753,918	2,239,451	3,758,484

Other comprehensive income (loss)
Gain on available for sale securities	14,000	-	70,000	-
Foreign currency translation gain (loss)	304,725	9,138	(1,690,775)	1,060,647

Comprehensive income	$1,873,960	$1,763,056	$618,676	$4,819,131

Income per weighted-average common share-basic	$0.11	$0.16	$0.17	$0.35
Income per weighted-average common share-diluted	$0.08	$0.14	$0.12	$0.30

Number of weighted average common shares o/s-basic	14,290,805	11,039,687	13,437,254	10,641,434
Number of weighted average common shares o/s-diluted	19,447,948	12,735,242	18,594,397	12,336,990

See accompanying notes to consolidated financial statements.

NewMarket Technology, Inc.
Consolidated Statement of Cash Flows
Nine months ended September 30,
(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,239,451	$3,758,484
Adjustments to reconcile net earnings to net cash
provided (used) by operating activities:
Stock issued for services and amortization of
deferred compensation	334,883	677,180
Depreciation and amortization	115,567	797,357
Minority interest in consolidated subsidiary	1,377,599	703,525
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,692,946)	(2,550,847)
(Increase) decrease in inventory	(1,268,616)	(757,979)
(Increase) decrease in prepaid expenses	1,238,134	(291,226)
Increase (decrease) in accounts payable	(794,473)	779,614
Increase (decrease) in deposits	277,758	(115,954)
Increase (decrease) in accrued expenses and other payables	924,489	(517,789)
Net cash provided by operating activities	751,846	2,482,365

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivables advances		(2,023,099)
Accrued interest receivable	(375,000)	(500,000)
Purchase of property and equipment	(191,245)	-
Proceeds from sale of property and equipment	-	243,932
Net cash used in investing activities	(566,245)	(2,279,167)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term borrowings	-	(283,108)
Advances on short term credit line	(166,666)	-
Payments on short term credit line	(749,215)
Net cash used in financing activities	(915,881)	(283,108)

Effect of exchange rates on cash	(515,947)	(327,426)

Net decrease in cash and equivalents	(1,246,227)	(407,336)

CASH, beginning of period	4,960,869	5,202,244

CASH, end of period	$3,714,642	$4,794,908

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$802,075	$371,198

Non-cash Financing Activities:
Common stock issued to settle debt	$250,000	$150,500
Preferred stock issued to settle debt	$1,250,000	$-
Common stock issued for conversion of preferred stock	$-	$473

NEWMARKET TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009

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

At September 30, 2009, the Company did not record any income or loss, nor adjust its investment account, by the net income or loss of the affiliates, as the actual equity percentage paid for was the investments was less than 10%, with a concurrent de minimus net income/loss related thereto.

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

Other Assets

Available-for-sale securities consist of 1.4 million shares of the common stock of VirtualHealth Technologies, Inc.  These securities are carried at fair value ($364,000 at September 30, 2009) based upon quoted market prices.  Unrealized gains and losses are computed on the average cost basis and are reported as a separate component of comprehensive income, included as a separate item in stockholders’ equity.  Realized gains, realized losses and declines in value judged to be other-then temporary, are included in other income (expense).

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

Net income per share

Basic net income per weighted average common share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Fully diluted includes all common shares that would be required to be issued of various convertible instruments at their stated conversion rates using the September 30, 2009, market price of the underlying common stock.

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

Foreign Currency Transaction and Translation Gains (Losses)

The Company has operations located in the People’s Republic of China, Singapore, Venezuela, Brazil and Columbia. The Company invoices customers in the local currency, and if the Company payment is denominated in a foreign currency, the Company translates the payment and records a foreign currency transaction gain or loss in accordance with SFAS 52, Foreign Currency Translation.

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

Recently Issued Accounting Standards

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS No. 107-1 and APB Opinion No. 28-1”).  FSP SFAS No. 107-1 and APB Opinion No. 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments for interim reporting periods.  The adoption of FSP SFAS No. 107-1 and APB Opinion No. 28-1 for the period ended September 30, 2009 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 requires an entity to disclose the date through which the entity has evaluated subsequent events and whether that evaluation date is the date financial statements are issued. SFAS 165 is effective for interim reporting periods after June 15, 2009.  The adoption of SFAS 165 did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS No. 166”).  SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures about transfers of financial assets.  SFAS No. 166 is effective for annual reporting periods after November 15 2009.  The adoption of the provisions of SFAS No. 166 is not anticipated to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167, among other things, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”), amends FIN 46(R)’s consideration of related party relationships in the determination of the primary beneficiary of a VIE, requires continuous assessment of whether an enterprise is the primary beneficiary of a VIE, and requires enhanced disclosures about an enterprise’s involvement with a VIE.  SFAS No. 167 is effective for annual reporting periods after November 15 2009.  The adoption of the provisions of SFAS No. 167 is not anticipated to have a material impact on the Company’s consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification” (“SFAS No. 168”), as the single source of authoritative nongovernmental U.S. GAAP.  All existing accounting standards are superseded as described in SFAS No. 168. All other accounting literature not included in the codification is non-authoritative. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of the provisions of SFAS No. 168 is not anticipated to have a material impact on the Company’s consolidated financial statements.

Concentrations of risks - Geographic

As a result of the various acquisitions in 2003 through 2006, the Company now has offices, employees and customers in a variety of foreign countries. Its four foreign-based subsidiaries are located in Singapore; Caracas, Venezuela; Shanghai, Peoples Republic of China and Sao Paulo, Brazil.  For the three months ended September 30, 2009, RKM Suministros, C.A., based in Caracas, Venezuela, serving Latin America, represents approximately 8% of the Company’s total revenue and 6% of total assets; Infotel, based in Singapore, and serving Asia, represents approximately 2% of the Company’s total revenue and 3% of total assets; China Crescent Enterprises, Inc., based in Shanghai, China, serving Asia, represents approximately 42% of the Company’s total revenue and 21% of total assets and UniOne, based in Sao Paulo, Brazil, serving Latin America, represents approximately 16% of the Company’s total revenue and 4% of total assets.

Investment in unconsolidated affiliates/subsidiaries

The Company’s investment in affiliates at September 30, 2009, is composed of an 8% equity position in RedMoon Broadband, Inc., and a 5% equity position in Alternet Systems, Inc.  These equity positions do not represent a controlling interest in these companies.

The Company accounts for its investment in affiliates, defined as those whereby the Company owns less than 51% of the issued and outstanding common stock of the affiliate and the Company does not exercise control over the operations of the affiliate, by the equity method of accounting. At September 30, 2009, the Company did not record any income or loss, nor adjust its investment account, by the net income or loss of the affiliates, as the actual equity percentage paid for was the investments was less than 10%, with a concurrent de minimus net income/loss related thereto.

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

3. STOCKHOLDERS’ EQUITY:

Common stock

The Company has authorized 300,000,000 shares of $0.001 par value common stock. The Company had 16,177,457 shares of common stock issued and outstanding at September 30, 2009.

During the third quarter of 2009, the Company issued 2,358,244 shares of common stock as follows:

• In September 2009, the Company issued 1,477,035 shares of common stock in exchange for a $591,700 reduction in short-term debt.
• In the third quarter of 2009, the Company issued 881,209 shares of common stock pursuant to the conversion of 185 shares of Series J Preferred Stock.

On July 31, 2009, the Company announced the effectiveness of a 20-for-1 reverse stock split.  The financial statements have been adjusted to reflect this change in stockholder’s equity.  Additionally, the Company’s new trading symbol for the common stock on the OTC market is NWMT.

Preferred stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock.  Rights and privileges of the preferred stock are determined by the Board of Directors prior to issuance.  The Company had  925 shares of Series C preferred, 41 shares of Series E preferred stock, 2,166 shares of Series J preferred stock, and 500 shares of Series K preferred stock issued and outstanding, at September 30, 2009.

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

Additionally, pursuant to the Debt Restructure, in the third quarter of 2009, Green Shield agreed to exchange 225 shares of Series F preferred stock, 835 shares of Series H preferred stock, and 541 shares of Series I preferred stock for an equal number of shares of Series J preferred stock.

4. STOCK OPTIONS AND WARRANTS:

Stock options

The Company maintains no stock option plan or long-term incentive plan at this time.

Warrants

In November 2007, the Company entered to a long-term financing arrangement (see Note 6).  Pursuant to the terms of this financing, the Company issued five year warrants to purchase a total of 609,156 shares of common stock of the Company to two different parties.  These options are exercisable at a price of $4.40 per share.   These warrants were valued at the time of issuance at $536,540 using the Black-Scholes valuation model.

In January 2008, the Company issued Oberon Securities, the placement agent for the recent long-term financing agreement, five year warrants to purchase 140,000 shares of common stock. These options are exercisable at a price of $4.00 per share.   These warrants were valued at $123,400 at the time of issuance using the Black-Scholes valuation model.

As of September 30, 2009 the value of all outstanding warrants based on the Black-Scholes valuation model was $0.

5.  CAPITAL STOCK TRANSACTIONS:

Following is a schedule of changes in shareholder’s equity for the nine months ended September 30, 2009:

	Number of Shares		Par Value of Shares		Additional Paid-In	Deferred	Accumulated Comprehensive	Accumulated	Stockholders'
	Preferred	Common	Preferred	Common	Capital	Compensation	Income	Deficit	Equity

STARTING BALANCE, 12/31/08	2,922	11,998,431	$3	$11,998	$53,440,872	$(226,333)	$2,256,639	$(24,352,041)	$31,131,138

Conversion of preferred stock	(540)	1,601,991	(1)	1,601	(1,600)				-

Preferred stock issued to settle debt	1,250		1		1,249,999				1,250,000

Common stock issued to settle debt		1,977,035		1,977	839,723				841,700

Common stock issued for services		450,000		450	219,350	(197,500)			22,300

Common stock issued for trade payables		150,000		150	89,850				90,000

Amortization of deferred comp.						312,583			312,583

Other comprehensive income (loss)							(1,620,775)		(1,620,775)

Net income								2,239,451	2,239,451

ENDING BALANCE, 9/30/09	3,632	16,177,457	$4	$16,176	$55,838,194	$(111,250)	$635,864	$(22,112,590)	$34,266,397

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

The Company also issued five year warrants to purchase 191,292 shares of common stock of the Company to Valens Offshore and warrants to purchase 417,864 shares of common stock of the Company to Valens US which are exercisable at a price of $4.40 per share.

In October 2008, the Revolving Note was cancelled at the request of the Company.

In April 2009,  the Company  entered into a Debt  Restructure  and  Equity  Reorganization  Comprehensive  Agreement  ("Debt Restructure")  with Green Shield  Management  Company ("Green  Shield"),  and ES Horizon, Inc. ("ES Horizon").  In March 2009, Green Shield purchased $1.25 million of senior debt with a due date of November 2010, from the Creditor Parties.  As part of the Debt Restructure, Green Shield agreed to convert $750,000 of the senior debt into 750 shares of the Company's newly designated Series J Preferred Stock (see Note 3).  The Debt Restructure also required the Company to authorize and issue a super -majority voting Series K Preferred Stock.  Additionally, Green Shield has agreed to sell $500,000 of senior debt to ES Horizon.  As part of the transaction, ES Horizon converted $500,000 of senior debt into 5,000 shares of Series K Preferred Stock (see Note 3). ES Horizon is a Nevada corporation, of which the Company's President and Chief Executive Officer, Philip Verges, is a 99% owner.  Green Shield  is not an  affiliate, as  defined  in Rule 144 under the Securities Act of 1933, of either ES Horizon or of the Company.

7. EARNINGS PER SHARE:

Following is the disclosure required by SFAS 128, Earnings per Share.

For the Nine Months Ended September 30, 2009
	Income (Numerator)	Shares (Denominator)	Per- Share Amount
Basic EPS:
Income available to common stockholders	$2,239,451	13,437,254	$0.17
Effect of Dilutive Securities:
Convertible preferred stock	0	5,157,143
Convertible debt	0	0
Diluted EPS:
Income available to common stockholders + assumed conversions	$2,239,451	18,594,397	$0.12

For the Nine Months Ended September 30, 2008
	Income (Numerator)	Shares (Denominator)	Per- Share Amount
Basic EPS:
Income available to common stockholders	$3,758,484	10,641,434	$0.35
Effect of Dilutive Securities:
Convertible preferred stock	0	1,695,556
Convertible debt	0	0
Diluted EPS:
Income available to common stockholders + assumed conversions	$3,758,484	12,336,990	$0.30

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

At September 30, 2009, the carrying values of Brunetti’s assets and liabilities (presented as assets and liabilities of discontinued operations) are as follows:

Cash	$9,377
Total assets (all current)	$9,377

Accounts payable	$179,473
Related party payable	25,035
Line of credit	10,735
Accrued payroll	93,440
Total liabilities (all current)	$308,683

Brunetti reported no revenues or income during the nine months ended September 30, 2009.  Operations related to Brunetti resulted in a net loss during the year ended December 31, 2008 and 2007 of $0 and $0, respectively.  Brunetti did not incur any income taxes during these periods.

9.  INCOME TAXES

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.  The Company has net operating loss carry-forwards for income tax purposes of approximately $18,800,000 which expire beginning December 31, 2117.  There may be certain limitations on the Company’s ability to utilize the loss carry-forwards in the event of a change of control, should that occur. In addition, the Company amortizes goodwill for income tax purposes, but not for reporting purposes. The amount recorded as a deferred tax asset, cumulative as of September 30, 2009, is $19,807,000, which represents the amount of tax benefits of the loss carry-forwards and goodwill amortization.  The Company has established a valuation allowance for this deferred tax asset of $19,807,000, as the Company has no long-term history of profitable operations, in substantive amount necessary to utilize this asset.  The significant components of the net deferred tax asset as of  September 30, 2009 are:

Net operating losses	$18,800,000
Goodwill amortization	1,007,000
Valuation allowance	(19,807,000)
Net deferred tax asset	$0

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

11.   SUBSEQUENT EVENTS:

On October 14, 2009, the Company entered into a Debt Restructure Agreement ("Debt Restructure")  with Green Shield  Management Company ("Green Shield"), and Timeless Investments, Ltd. ("Timeless"). Timeless  currently  holds  $1.5  million  in debt  (the  "Note  Participation") purchased  on  October  8, 2009 from  Valens  Offshore  SPV II Corp.  and Valens Offshore SPV I, Ltd.  Timeless assigned  $500,000 of the Note  Participation to Green  Shield on October 9, 2009.  The $2.0 million of total debt had a maturity date of November 10, 2010.

Pursuant to the Debt Restructure, Timeless has agreed to convert $1.5 million of the Note Participation into 1,500 shares of the  Company's  Series J Preferred Stock.  In addition, Green Shield has also agreed to convert $500,000 of Note Participation, into 500 shares of the Company's Series J Preferred Stock.  Both Green Shield and Timeless have waived any rights to and forgiven any unpaid interest, fees or penalties that may be due under the Note Participation.

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

Critical accounting policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our form 10-K for the fiscal year 2008.  There have been no material changes to our critical accounting policies as of September 30, 2009.

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

As part of this new strategy, in March 2009 we announced a strategic partnership with NuMobile, Inc., f/k/a Phoenix Interests, Inc., under which we will exchange our investment in Stonewall Networks, Inc. (“Stonewall”), a security software developer for mobile networks, for a convertible equity interest in NuMobile.

Results of Operations

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Net sales decreased 2% from $32,379,164 for the quarter ended September 30, 2008 to $31,707,269 for the quarter ended September 30, 2009.  This decrease was primarily due to a small decrease in sales in our domestic systems integration subsidiaries.

Cost of sales decreased 2% from $26,217,589 for the quarter ended September 30, 2008 to $25,617,769 for the quarter ended September 30, 2009 due to the corresponding decrease in sales. Our gross margin, as a percentage of sales was 19% and 19% for the quarters ended September 30, 2009 and 2008, respectively. Our management plans to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows.

General and administrative expenses increased 20% to $4,459,612 for the quarter ended September 30, 2009 from $3,719,802 for the quarter ended September 30, 2008.  The increase is primarily the result of an increase in headcount in our Latin American and Chinese operating subsidiaries.

Depreciation and amortization expense decreased 84% from $239,172 for the quarter ended September 30, 2008 to $38,228 for the quarter ended September 30, 2009. At the end of 2008, the Company wrote off the balance of certain software assets held by our Singapore-based systems integration subsidiary and consequently we are no longer amortizing that balance.  Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

The Company had net income of $1,555,235 for the quarter ended September 30, 2009 after accounting for the non-controlling interest in a consolidated subsidiary, compared to net income of $1,753,918 for the quarter ended September 30, 2008, a decrease of 11%. The decrease was due to an increase in operating expenses. Comprehensive net income, which is adjusted to compensate for the risk associated with foreign profits and the potential conversion of foreign currency, as well as the change in market value of available-for-sale securities, increased from comprehensive net income of $1,763,056 for the quarter ended September 30, 2008 to $1,873,960 for the quarter ended September 30, 2009, an increase of 6%.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

Net sales decreased 1% from $76,069,467 for the nine months ended September 30, 2008 to $75,581,615 for the nine months ended September 30, 2009.  This decrease was primarily due to decreased sales in our domestic systems integration subsidiaries, offset by an increase in sales in our Chinese systems integration subsidiary.

Cost of sales increased 4% from $59,092,154 for the nine months ended September 30, 2008 to $61,167,080 for the nine months ended September 30, 2009 due to competitive pricing pressures in our foreign systems integration subsidiaries, which was offset by higher gross margins from outsourcing agreements entered into by our Chinese and Colombian subsidiaries.  Our gross margin, as a percentage of sales was 19% and 22% for the nine months ended September 30, 2009 and 2008, respectively. Our management plans to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows.

General and administrative expenses decreased 4% to $10,891,740 for the nine months ended September 30, 2009 from $11,400,162 for the nine months ended September 30, 2008.  The decrease is primarily the result of a decrease in headcount in our Latin American and Chinese operating subsidiaries earlier in the year.

Depreciation and amortization expense decreased 86% from $797,357 for the nine months ended September 30, 2008 to $115,567 for the nine months ended September 30, 2009. At the end of 2008, the Company wrote off the balance of certain software assets held by our Singapore-based systems integration subsidiary and consequently we are no longer amortizing that balance.  Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

Net income decreased 40% from $3,758,484 for the nine months ended September 30, 2008 after accounting for the non-controlling interest in a consolidated subsidiary, to $2,239,451 for the nine months ended September 30, 2009. The decrease was due to a decrease in our gross margin offset by a decrease in operating expenses. Comprehensive net income, which is adjusted to compensate for the risk associated with foreign profits and the potential conversion of foreign currency, as well as the change in market value of available-for-sale securities, decreased 87% from $4,819,131 for the nine months ended September 30, 2008 to $618,676 for the nine months ended September 30, 2009.

Liquidity and Capital Resources

Our cash balance at September 30, 2009 decreased $1,246,227 from $4,960,869 as of December 31, 2008, to $3,714,642.  The decrease was the result of a combination of cash used in investing activities of $566,245, cash used in financing activities of $915,881 and the effect of exchange rates on cash of $515,947 offset by cash provided by operating activities of $751,846.  Operating activities for the nine months ended September 30, 2009 exclusive of changes in operating assets and liabilities provided $4,067,500, as well as a decrease in prepaid expenses of $1,238,134 and an increase in customer deposits and accrued expenses of $1,202,247 offset by an increase in accounts receivable and inventory of $4,961,562 and a decrease in accounts payable of $794,473.

As of September 30, 2009, we own 1.4 million shares of common stock of VirtualHealth.  We have classified these shares as available for sale securities in which unrealized gains (losses) are recorded to shareholders’ equity.  At September 30, 2009, all 1.4 million shares of VirtualHealth common stock are tradable and the market value of the VirtualHealth common shares at September 30, 2009 was $364,000.

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

Based on their evaluation, as of September 30, 2009, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 were effective.

Changes in Internal Control over Financial Reporting

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

Set forth below is information regarding the issuance and sale of our securities without registration during the three month period ended September 30, 2009:

• In September 2009, the Company issued 1,477,035 shares of common stock in exchange for a $591,700 reduction in short-term debt.
• In the third quarter of 2009,  the Company issued 881,209 shares of common stock pursuant to the conversion of 185 shares of Series J Preferred Stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

EXHIBIT
NO.	DESCRIPTION OF EXHIBIT

10.1	Annual Report for the year ended December 31, 2008, as filed in Company’s Form 10-K June 19, 2009, and incorporated herein by reference

31.1 *	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

* Filed Herewith

Reports on Form 8-K

During the three-month period ended September 30, 2009, the Company filed the following Current Report on Form 8-K:

Current Report on Form 8-K filed on August 21, 2009 which included disclosure under Item 4.01 related to the acceptance by the Audit Committee of the Board of Directors of the Company of the resignation of the Pollard-Kelley Auditing Services, Inc., the Company’s independent auditors and the appointment effective August 3, 2009, of Hamilton, PC as the Company’s new independent registered auditor.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NewMarket Technology, Inc.

Date: November 23, 2009	By:	/s/ Philip M. Verges
Philip M. Verges
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 23, 2009	By:	/s/ Philip J. Rauch
Philip J. Rauch
Chief Financial Officer (Principal Financial Officer)