Form 10-K
period 2009-12-31
NewMarket Technology Inc
filed 2010-04-23
CIK 1092083

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.
Yes      No 

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [✓]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing price of the Registrant’s common stock on June 30, 2009:     $7,462,375

DOCUMENTS INCORPORATED BY REFERENCE:

None

NewMarket Technology, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

To better reflect our renewed business plan and the product line expansion beyond voice communications, we changed our name from IPVoice Communications Inc. to NewMarket Technology Inc. in June 2004. Our common stock is currently traded on the Pink Sheets Electronic Quotation Service under the symbol "NWMT."

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

In January of 2005, we partnered with Gaozhi Science and Technology, Inc. of Shanghai, China and established NewMarket China, Inc. ("NewMarket China"), a wholly-owned subsidiary of NewMarket Technology.   In the third quarter of 2005, NewMarket China formed a Chinese wholly-owned foreign entity, Clipper Technology, Inc. (“CLPTEC”).  CLPTEC is engaged in the development, implementation, integration and maintenance of technology software and supporting peripherals for computing, communications, and data exchanges.  In October 2005, CLPTEC executed an agreement with The Huali Group (“Huali”), based in Ningbo, China, under which CLPTEC received a a 51% ownership interest in Clipper-Huali, Ltd. (“Clipper-Huali”) a newly-formed Chinese corporation. Clipper-Huali engages in the business of application software development, sale of proprietary software, value added reselling of leading business application software and the sale of system and network software.

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

In June 2005, IP Global Voice acquired substantially all of the assets of Corsa Networks Technologies, Inc.  (“Corsa”). Corsa was an IP systems integration firm specializing in the construction of secure data and communication networks.  The assets were operated in conjunction with the operations of IP Global Voice.  Due to difficulty in obtaining favorable credit terms with vendors, the operations of IP Global Voice were discontinued effective November 1, 2009.  The current domestic economic and credit climate has made it very difficult for IP Global Voice and Corsa to continue to operate under their existing business model.

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

In February 2007, we executed a share exchange agreement with Paragon Financial Corporation, (“Paragon”), a Delaware corporation,   under which we sold our ownership interest in UniOne in exchange for the issuance to us of a supermajority voting preferred stock.  These preferred shares are deemed at all times to be equivalent to ninety-five percent (95%) of the outstanding common shares of Paragon for voting purposes on all matters.  Paragon’s name was subsequently changed to NewMarket Latin America, Inc. (“NLAI”). In the second quarter of 2009, we announced an agreement under which Worldwide Strategies, Inc. (“Worldwide”) will acquire NLAI’s interest in UniOne and NewMarket will exchange our voting preferred stock in NLAI for a supermajority voting preferred stock in Worldwide.  It is anticipated that this transaction will close in the second quarter of 2010.

In April 2009, China Crescent issued 750 shares of Series B Convertible Preferred Stock to Huali in connection with the acquisition by CLPTEC of an additional 25% interest in Clipper-Huali.  In the fourth quarter of 2009, China Crescent acquired 100% of Dalian Aoyuan Electronic Technology Services Co., Ltd. (“DAETS”), a systems integration company located in Dalian, China and 100% of Shenzhen Newbao Technology Co., Ltd. (“Newbao”), a wireless equipment manufacturer located in Shenzhen, China.

We have never been the subject of a bankruptcy, receivership or similar proceeding.

2007 Financing:

On November 30, 2007, we and certain of our subsidiaries entered into a Security Agreement (the “Security Agreement”) with LV Administrative Services, Inc. (the “Agent”) as administrative and collateral agent for Valens U.S. SPV I, LLC (“Valens US”) and Valens Offshore SPV II, LLC (“Valens Offshore,” and together with the Agent and Valens US, the “Creditor Parties”). Pursuant to the terms of the Security Agreement, we issued a secured convertible term note to Valens US and Valens Offshore in the principal amounts of $1,800,000 and $2,200,000 respectively (collectively, the “Notes”). In addition, we issued a Revolving Note to Valens US, pursuant to which Valens has committed to advance up to $3,000,000 us (the “Revolving Note”).

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

The Notes required amortizing payments of the principal amount of $133,333 together with any accrued and unpaid amounts (the “Monthly Amount”) which are owed to the Creditor Parties, commencing on June 1, 2008 and on the first business day of each succeeding month thereafter through the maturity date. The Creditor Parties may convert a portion of the Monthly Amount into shares of the Company’s common stock provided: (A) the average closing price of the Company’s common stock exceeds 115% of the Fixed Conversion Price of $.20; (B) the amount of such conversion does not exceed 25% of the average dollar trading volume of our common stock for the 22 trading date immediately preceding the due date of the Monthly Payment. If the criteria set forth above in (A) is met but the criteria set forth in (B) is not met as to the entire Monthly Amount, the Creditor Parties shall convert only such part of the Monthly Amount that meets the criteria set forth in (B). Any portion of the Monthly Amount that has not been converted into shares shall be payable at the rate of 100% of the Monthly Amount in cash.

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

In 2008, at our request, the Revolving Note was cancelled.

In April 2009, Greenshield Management Company (“GreenShield”) purchased $1.25 million in principal value of the Notes from the Creditor Parties.   We then entered into a Debt Restructure  and  Equity  Reorganization  Comprehensive  Agreement  ("Debt Restructure")  with GreenShield.  Pursuant to the terms of the Debt Restructure, Greenshield exchanged the debt, inclusive of accrued interest, for the issuance of 1,250 shares of newly authorized Series J Convertible Preferred Stock. GreenShield subsequently assigned 500 shares of the Series J Convertible Preferred Stock to ES Horizons, Inc. (“ES Horizons”), a management company that is beneficially owned by our Chairman of the Board.   In May 2009, ES Horizons exchanged their 500 shares of Series J Convertible Preferred Stock for the issuance of 500 shares of newly authorized Series K Preferred Stock of the Company.

In October 2009, Timeless Investments, Ltd. (“Timeless”), and GreenShield purchased the remaining principal balance of the Notes from the Creditor Parties.  Subsequently, the Company entered into a Debt Restructure Agreement ("Second Debt Restructure") with Timeless and GreenShield under which Timeless agreed to convert $1.5 million of the Notes into 1,500 shares of the Company’s Series J Preferred Stock and GreenShield agreed to convert $500,000 of the Notes into 500 shares of the Company's Series J Preferred Stock.  Both GreenShield and Timeless waived any rights to and forgave any unpaid interest, fees or penalties that may have been due under the Notes.  Additionally, as part of the Second Debt Restructure, Timeless and GreenShield cancelled the security interest and released all the collateral held pursuant to the original Security Agreement with the Creditor Parties.

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

In general, the component functions of our business model are to:

1)	find and acquire timely early stage technology companies
2)	incrementally invest to market refine the acquired technology offering
3)	concentrate initial sales efforts on focused pilot opportunities
4)	expand pilot opportunities to a level that prove market viability
5)	spin the technology company out into a next stage, standalone company to support expanded capital formation
6)	maintain the support service economy of scale by retaining support service contract functions at NewMarket Technology
7)
build service and sales capacity in developing economies oversees to take advantage of reduced labor expense and to sell into fast growing economic regions with less brand name competition than in North America

Technology sector businesses face two substantial market wide systemic issues. The first is the growing global technical labor force is creating significant profit margin pressure as technology companies continue to ratchet down expenses and sell at prices below their competition by employing the ever growing technology labor force from developing economic countries around the world. The global technology labor force is growing and technology companies will continue to chase each other's downward spiraling labor expense in turn continuing to squeeze technology company profit margins for the foreseeable future. Secondly, since the collapse of the dotcom investment market, the technology sector has not been able to re-establish consistent investment community interest in technology innovation. Profit margin pressure deters investment community interest at the same time making internal research and development investment an unlikely alternative. Technology innovation is critical to the technology sector. Updated technology products with enhanced features and performance that replace last generation products are a significant and critical portion of the overall technology market.

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

In order to create a meaningful organization through smaller investments, the counter strategy to smaller investments is more investments. We are concentrating on Internet Protocol (IP) Communication Technologies. We currently focus on two market sector concentrations, each leveraging a core expertise in IP technology, wireless broadband and systems integration.

Greenfield Partnership Program:

The NewMarket Technology Greenfield Partnership Program (the “Greenfield Program”) was introduced by us in 2009 to accelerate and enhance the introduction of new technology innovations into new markets, including those markets with diversified, high growth opportunities. Greenfield Program participant companies were chosen to participate in the partnership program based on their technology and service offerings, in conjunction with the emerging geographic markets in which they operate. We are a re-seller of Greenfield Partnership Program participant company technologies and provide basic back office support to the companies as they establish and grow their operations. Additionally, we provide cross-selling channels for participant companies with complementary technologies. Current Greenfield Program participant companies include AlterNet Systems, Inc. (“AlterNet”), Nova Energy, Inc. (“Nova”) and NuMobile, Inc. (“NuMobile”).

AlterNet is a leading enabler of mobile commerce services with a regional presence in 17 countries throughout the Americas and Caribbean through a network of fulfillment partners and agents. AlterNet's subsidiaries provide a comprehensive suite of hosted and Software as a Service (SaaS) applications for the utility, transportation, financial, and telecommunication, and retail industries.

Nova has a focus on the emerging markets of East Africa and has launched an updated corporate strategy to pursue several business lines in that region, including technology systems integration, mobile money remittance, and housing and health products initiatives.

NuMobile is building a portfolio of security and software solutions for the global mobile computing and smartphone market. Through a roll-up strategy, NuMobile plans to acquire and develop mobile computing solutions for a variety of applications, including mobile banking, for the global marketplace.

Our Principal Products/Services:

We provide full service software and systems development, integration and maintenance and maintain product reseller and integrator partnerships with Microsoft, Hyperion, SAP, Oracle, SSA Global, Cisco, and Sun Microsystems among other software and systems vendors. We maintain our own line of emerging proprietary technologies that complement and enhance the functions and features of our corporate brand name partners.   We also offer lower cost, high quality software development outsourcing to our clients through our resources in China and Latin America.  Our systems integrations solutions include:

•	Customer Resource Management (CRM)
•	Enterprise Resource Planning (ERP)
•	Business intelligence
•	Financial management, including accounting, budgeting and financial reporting
•	Network security

Revenue/Products Breakdown:

To date, our revenues have come primarily in the following product areas:

•	software licensing
•	IP telephony services
•	technical consulting
•	systems integration products and services

Our Customers:

We have two major types of customers: large and small national and international corporations, such as Siemens, Petrobras, Sabre, Anglo American, Petroleos de Venezuela (PDVSA), Avon, Bayer, ExxonMobil, and Visa International;  and municipalities,  governments (domestic and foreign) and governmental agencies.

Geographic Markets:

Our target markets are located domestically in all 50 states and internationally in developing economies, including Asia and Latin America.

Competitive Business Conditions:

The systems integration industry is highly competitive and varied. Many of our existing and potential competitors have financial, personnel, marketing, customer bases and other financial resources significantly greater than ours. Among our various competitors include IBM, Electronic Data Systems (EDS) and SAIC.  These competitors have the flexibility to introduce new service and pricing options that may be more attractive to our existing and potential customers. As a result, these competitors have greater growth and profit potential than we do. We will attempt to overcome the competitive advantages of our competitors by pursuing our new strategy of acquiring businesses that are complementary to our own and which provide us with brand name recognition.

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

Regulatory Matters:

We currently are not subject to any federal or state regulation with respect to our Internet-related services. However, there can be no assurances that we will not be subject to such regulations in the future. Additionally, we are not aware of any pending legislation or regulations that would have a material adverse effect on our operations. As we expand our efforts we must remain attentive to relevant federal and state regulations. Many states have consumer protection laws that further define the framework within which our marketing activities must be conducted. We intend to comply fully with all laws and regulations; however, the constraints of federal and state restrictions could impact the success of direct marketing efforts and otherwise increase our costs of doing business.

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

Research and Development:

The Company spent $0 on research and development during the years ended December 31, 2009 and 2008, respectively.

Employees:

We currently have over 500 employees. We currently have two officers and four board members. Bruce Noller is the Chief Executive Officer and Philip J. Rauch serves as our Chief Financial Officer. The current Board of Directors consists of Philip Verges, Philip J. Rauch, James Mandel and Bruce Noller. None of the current employees is represented by a labor union for purposes of collective bargaining. We consider our relations with our existing employees to be good.

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

Item 1A. Risk Factors

Risks Related to Our Company

While we have been profitable for several of the last eight years, profits have been small and we have incurred monthly and quarterly operating losses from time to time in the last eight years.

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

The information technology industry is characterized by rapid technological innovation, sudden changes in user and customer requirements and preferences, frequent new product and service introductions and the emergence of new industry standards and practices. Each of these characteristics could render our services, products, intellectual property and systems obsolete. The rapid evolution of our market requires that we improve continually the performance, features and reliability of our products and services, particularly in response to competitive offerings. Our success also will depend, in part, on our ability:

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

Our success depends in large part on the continued service of our management and other key personnel and our ability to continue to attract, motivate and retain highly qualified employees. In particular, the service of Philip Verges, our Chairman, is integral to the execution of our business strategy. If one or more of our key employees leaves NewMarket, we will have to find a replacement with the combination of skills and attributes necessary to execute our strategy. Because competition from other technology companies for skilled employees is intense, and the process of finding qualified individuals can be lengthy and expensive, we believe that the loss of services of key personnel could negatively affect our business, financial condition and results of operations.

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

Risks Related to Our Industry

Deterioration of the IT services industries could lead to further reductions in capital spending budgets by our customers, which could further adversely affect our revenues, gross margins and income.

Our revenues and gross margins will depend significantly on the overall demand for information technology products and services. Reduced capital spending budgets by our customers caused by an ongoing industry downturn have led to continued soft demand for our products and services, which has resulted in, and may continue to result in, decreased revenues, earnings levels or growth rates. The global economy in general, and the technology market in particular, has weakened and market conditions continue to be challenging. As a result, individuals and companies are delaying or reducing expenditures. We have observed effects of the global economic downturn in many areas of our business. In addition, the technology industry has experienced significant consolidation, and this trend is expected to continue. It is possible that we and one or more of our competitors each supply products to the companies that have merged or will merge. This consolidation could result in further delays in purchasing decisions by merged companies or in us playing a decreased role in the supply of products to the merged companies. Further delays or reductions in spending could have a material adverse effect on demand for our products and services and, consequently, our results of operations, prospects and stock price.

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

Substantially all of the sales of our China Crescent subsidiary are generated from China. We anticipate that sales of our products in China will continue to represent a substantial majority of China Crescent’s total sales in the near future. Any significant decline in the condition of the Chinese economy could adversely affect demand for our products, among other things, which in turn would have a material adverse effect on our business and financial condition.

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

Substantially all of the sales of our Unione subsidiary are generated from Brazil. We anticipate that sales of our products and services in Brazil will continue to represent a substantial majority of Unione’s total sales in the near future. Any significant decline in the condition of the Brazilian economy could adversely affect demand for our products and services, among other things, which in turn would have a material adverse effect on our business and financial condition.

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

Risks Related to Our Capital Stock

The public market for our common stock may be limited.

The market price of our common stock has been and is likely to continue to be volatile and significantly affected by various factors, including:

•	general market conditions and market conditions affecting technology stocks in particular;
•	actual or anticipated fluctuations in our quarterly or annual operating results;
•	announcements relating to contracts, investments, acquisitions, divestitures;
•	discontinued operations, layoffs or corporate actions;
•	industry conditions or trends; and
•	limited market making activity and research coverage.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Properties

As of December 31, 2009, our corporate headquarters operated out of approximately 2,800 square feet of leased facilities located at 14860 Montfort Drive, Suite 210, Dallas, Texas 75254. Our telephone number is (972) 386-3372. Our lease expires on December 31, 2010. Our monthly rental payments are $3,100. We have a number of additional leases for office space associated with our subsidiary operating companies.

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

Davis vs. NewMarket Technology, Inc. is an action brought by the Chapter 7 bankruptcy trustee of Barbara Will, an ex-president of the Company, alleging breach of an employment agreement. The action was brought in Phoenix, Arizona and seeks $1,195,850 plus interest. The Company has filed a motion to stay the proceedings or dismiss pursuant to an arbitration clause and for lack of personal jurisdiction. The trustee (Davis) abandoned the suit on June 15, 2006, and then NewMarket filed a motion to dismiss which was objected by Barbara Will. Since then NewMarket received on October 19, 2006, a Notice of Intent to Arbitrate by Barbara Will to enforce her employment agreement of approximately $1.5 million. We negotiated a settlement agreement on this matter in the fourth quarter of 2009 which resulted in the issuance of 1,000 shares of Series J Convertible Preferred Stock.

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

We have incurred expenses related to the settlement of lawsuits of $1,020,953 and $286,581 for the years ended December 31, 2009 and 2008, respectively.

We are not aware of any contemplated legal proceeding by a governmental authority in which we may be involved.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of security holders during 2009.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock is presently traded on the over-the-counter market on the Pink Sheets Electronic Quotation Service (“Pink Sheets”).  The high and low bid information for each quarter for the two most recent fiscal years is presented below. The quotations are interdealer prices without adjustment for retail markups, markdowns or commissions and do not necessarily represent actual transactions. These prices may not necessarily be indicative of any reliable market value. On December 31, 2009, the last reported sale price of the common stock on the Pink Sheets was $0.037 per share.

Quarter	High	Low

2008
First Quarter	$4.40	$2.40
Second Quarter	$3.80	$1.70
Third Quarter	$2.94	$1.62
Fourth Quarter	$2.20	$0.58

2009
First Quarter	$0.88	$0.40
Second Quarter	$0.68	$0.32
Third Quarter	$0.85	$0.30
Fourth Quarter	$0.44	$0.05

Holders:

As of December 31, 2009, we had 30,356,128 shares of our common stock outstanding held of record by approximately 172 shareholders of record. We currently have only one class of common stock outstanding.   Based upon information provided to us by persons holding securities for the benefit of others, it is estimated that we have in excess of 15,000 beneficial owners of our common stock as of that date.

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

	Year ended December 31,
	2009	2008	2007	2006	2005

Selected Statement of Operations Data

Net sales	$98,154	95,105	93,108	77,636	50,138
Net income (loss)	$1,582	(30,340)	7,349	5,887	2,909
Net income (loss) per weighted avg, common share-basic	$0.10	(2.79)	0.80	0.80	0.60

Selected Balance Sheet Data

Working capital	$22,498	12,182	19,198	10,018	6,142
Total assets	$63,135	51,455	75,080	64,576	51,512
Long-term liabilities	$1,132	1,209	2,109	9,916	4,244
Stockholders equity	$38,694	31,131	58,292	45,168	32,766

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

Revenue in fiscal year 2009 was $98,154,494 which resulted in net income of $1,582,374.  The comprehensive net income for 2009 was $1,682,065, which represents an adjustment to compensate for the risk associated with foreign profits and the potential conversion of foreign currency, unrealized gains or losses in available-for-sale securities, and changes to the derivative liability associated with outstanding warrants.

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

Results of Operations -Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Net sales increased 3% from $95,104,801 for the year ended December 31, 2008 to $98,154,494 for the year ended December 31, 2009.  Sales of systems integration products and services through our Asian subsidiaries increased 7% in 2009.  As a result of domestic economic conditions, sales of systems integration products and services domestically were essentially flat in 2009. Sales of systems integration products and services through our Latin American subsidiaries decreased 2% in 2009, primarily in Brazil.

Cost of sales increased 5% from $74,784,778 for the year ended December 31, 2008 to $78,504,378 for the year ended December 31, 2009. This increase was primarily due to a corresponding increase in sales for the year.  Our cost of sales, as a percentage of sales was approximately 80% and 79% for the years ended December 31, 2009 and 2008, respectively.  Competitive economic conditions domestically and in Latin America put pricing pressure on our service offerings which resulted in a slightly lower gross margin in 2009.  Our management plans to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows.   In the second half of 2009, we began to offer IT outsourcing services through both CLPTEC in China and Unione in Brazil.  These services typically provide higher gross margins than sales of systems integration products and services.

General and administrative expenses for the year ended December 31, 2009 were $15,171,433 compared to $18,958,850 for the year ended December 31, 2008, a decrease of 20%.  The decrease in general and administrative expenses was primarily due to a reduction in headcount in our domestic  and Brazilian operating subsidiaries, offset by a 7% increase in expenses associated with the start-up of new CLPTEC subsidiaries in Dalian and Shenzhen, China.

Other expenses for the year ended December 31, 2009 were $1,218,299 compared to other expenses of $29,568,545 for the year ended December 31, 2008, a decrease of 96%. This decrease is primarily attributable to significant write-downs and impairment expenses incurred in 2008.  In 2009, we incurred a $1,020,953 expense related to the settlement of a lawsuit and a $641,067 expense related to discontinuing the operations of our IP Global Voice subsidiary.  This was offset by a $1,649,968 in other income, primarily in our Venezuelan subsidiary.  We periodically review the assets of the Company in accordance with generally-accepted accounting principles which may require us to adjust the carrying value of assets on our books.

Depreciation and amortization expense decreased 62% from $458,802 for the year ended December 31, 2008 to $173,950 for the year ended December 31, 2009. The decrease is due primarily to the write-down of software assets in the Company’s Singapore operating subsidiary in 2008 which are no longer being amortized. Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets which are typically between three and seven years.

The company recorded net income of $1,582,374 for the year ended December 31, 2009 compared to a net loss of $30,340,220 for the year ended December 31, 2008, after accounting for the non-controlling interest in consolidated subsidiaries. The loss in 2008 was primarily attributable to the aforementioned impairment and write-downs of various assets.  Comprehensive net income (loss), which is adjusted to compensate for the risk associated with foreign profits and the potential conversion of foreign currency, as well as the change in value of available-for-sale securities held by us and the change in the derivative liability attributable to outstanding warrants increased from a comprehensive loss of $29,399,707 for the year ended December 31, 2008 to comprehensive income of $1,682,065 for the year ended December 31, 2009.

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

The company recorded a net loss of $30,340,220 for the year ended December 31, 2008 compared to net income of $7,348,832 for the year ended December 31, 2007. The loss was primarily attributable to the aforementioned impairment and write-downs of various assets.  The comprehensive net income (loss), which is adjusted to compensate for the risk associated with foreign profits and the potential conversion of foreign currency, as well as the change in value of available-for-sale securities held by us and the change in the derivative liability attributable to outstanding warrants decreased from comprehensive income of $7,885,223 for the year ended December 31, 2007 to a comprehensive loss of $29,399,707 for the year ended December 31, 2008.

Liquidity and Capital Resources

Cash Flow Activities

Our cash balance increased $660,078, from $4,960,868 as of December 31, 2008, to $5,620,946 as of December 31, 2009.  The increase was the result of cash provided by operating activities of $250,090, cash provided by investing activities of $362,342 and cash provided financing activities of $87,621, offset by the effect of exchange rates on cash of $39,975.  Operating activities for the year ended December 31, 2009 exclusive of changes in operating assets and liabilities provided $5,275,811, as well as a decrease in prepaid expenses of $1,411,577 and an increase in accounts payable and deposits of $5,671,621, offset by an increase in accounts and interest receivable of $11,170,359, an increase in inventory of $918,675 and a decrease in accrued expenses of $19,885.

Financing Activities

In recent years, we have funded our working capital requirements principally through borrowings under bank lines of credit, term loans, and issuances of common stock in exchange for debt.  To the extent our operations are not sufficient to fund our capital requirements, we may enter into additional revolving loan agreements with a financial institution, or attempt to raise additional capital through the sale of additional common or preferred stock or through the issuance of additional debt.  To the extent that we raise additional capital or settle existing liabilities through the sale or issuance of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders.  Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends. The current financing environment in the United States is exceptionally challenging and we can provide no assurances that we could raise capital either for operations or to finance an acquisition.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, prepaid expenses, payables and accrued expenses,   Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  We consider the carrying values of our financial instruments in the consolidated financial statements to approximate fair value, due to their short-term nature.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation.  Depreciation is provided for using straight-line methods over the estimated useful lives of the respective assets, usually three to seven years.

Stock-Based Compensation

We recognize the cost of stock-based compensation plans and awards in operations on a straight-line basis over the vesting period (if any) of the awards.  We measure and recognize compensation expense for all stock-based payment awards made to employees and directors.  The compensation expense for our stock-based payments is based on an estimated fair value at the time of the grant.  We estimate the fair value of stock based payment awards on the date of the grant using an option pricing model.  These option pricing models involve a number of assumptions, including the expected lives of stock options, the volatility of the market price of our common stock and interest rates.  We are using the Black-Scholes option pricing model.  Stock based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that are ultimately expected to vest.  Changes in our assumptions can materially affect the estimate of the fair value of stock-based payments and the related amount recognized in our consolidated financial statements.

Valuation of Long-Lived Assets

We periodically evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.  We do not believe that there has been any impairment to long-lived assets as of December 31, 2009.

Goodwill

We evaluate for potential impairment, the amount of goodwill recorded, by means of a cash flow analysis in accordance with Accounting Standards Codification 350-20 (“ASC 350-20”), Goodwill. For the years ended December 31, 2009 and 2008, we recorded impairment charges of $0 and $7,240,220, respectively.

Statement of Cash Flows

In accordance with ASC 230-10, Statement of Cash Flows, cash flows from our operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Translation Adjustment

We conduct a substantial amount of business outside the United States where the primary currency of the economic environment in which our operations are conducted is the local currency.  We use the United States dollar ("U.S. dollars") for financial reporting purposes.

In accordance with ASC 830-10, Foreign Currency Matters, our results of operations and cash flows are translated at the average exchange rates during the period, assets and liabilities are translated at the exchange rates as of the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 3, 2009, the Board of Directors of the Company was notified that Pollard-Kelley Auditing Services, Inc. (“PKASI”) had resigned as our independent registered public accounting firm.  Subsequently, in August 2009, the Board of Directors approved the engagement of Hamilton, PC as the Company’s independent registered public accounting firm.

During the fiscal years ended December 31, 2008 and 2007 and through August 3, 2009 (i) there were no disagreements between the Company and PKASI on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedure which, if not resolved to the satisfaction of PKASI would have caused PKASI to make reference to the matter in reports on the Company’s financial statements, and (ii) PKASI’s reports on the Company’s financial statements did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles.

Item 9A. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

(a)   Evaluation of Disclosure Controls and Procedures

Management of the Company with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) pursuant to Rile 13a-15 under the Exchange Act.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer, Chief Financial Officer and the Company’s Board of Directors, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

(b) Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

It should be noted that the Company’s management, including the Chief Executive Officer and Chief Financial Officer, do not expect that the Company’s internal controls will necessarily prevent all errors or fraud.  A control system, no matter how well conceived or operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met, Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  The Company’s internal controls over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules if the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information with respect to the sole executive officer and directors of NewMarket Technology, Inc. as of April 15, 2010.

Name	Age	Position
Philip M. Verges	44	Chairman of the Board
Philip J. Rauch	49	Chief Financial Officer, Director
James Mandel	56	Director
Bruce Noller	53	Chief Executive Officer, Director

Biographical Information on Officers and Directors

PHILIP VERGES, Chairman of the Board, previously managed the Company since its inception. Mr. Verges is an experienced executive manager, with a track record in both telecommunications and high technology. Mr. Verges is a 1988 graduate of the United States Military Academy. His studies at West Point centered on national security. Accelerated for early promotion, Mr. Verges served with distinction as a U.S. Army Captain in a wide variety of important engagements to include research and development of counterterrorism communication technologies and practices.  Mr. Verges' early career after the Army includes time in the Computer Sciences Research and Development Department of General Motors as well as experience teaching systems engineering methodology and programming to Electronic Data Systems ("EDS") employees from 1991 to 1995. Mr. Verges' first business start-up experience was at EDS in a new division concentrating on call center technology in financial institutions. Later in 1995, he added to his start-up experience at a $30 million technology services business with the responsibility to open a new geographic region with a Greenfield operation. Mr. Verges founded Vergetech, Inc., the predecessor company to NewMarket,  in 1997.

PHILIP J. RAUCH, Chief Financial Officer, has been an officer and Director of NewMarket since March, 2006.  Mr. Rauch holds a Bachelor of Science in Economics degree with honors from the University of Pennsylvania, Wharton School of Business, with a concentration in finance and accounting.  From February 2004 through February 2006, Mr. Rauch had been the Chief Operating and Financial Officer of Defense Technology Systems, Inc., a security products integrator.  Beginning in 1997, Mr. Rauch served in a senior capacity at AboveNet, Inc. (formerly Metromedia Fiber Network, Inc.), a telecommunications infrastructure provider, as Vice President, Business Operations, and later as Controller.  He is currently a member of the American Management Association.

BRUCE NOLLER, Chief Executive Officer, has been an officer of the Company since March 2008 and a Director since 2006. Previously he was President of Managed Services for the Company. Mr. Noller brings to the Company over 25 years of financial, operational and marketing experience. Mr. Noller served as President of Noller and Associates, Inc., a Dallas-based financial and business consulting firm.  Previously, he served as Vice President for Integrated Control Systems, a worldwide management consulting firm. During that time, Mr. Noller proposed and oversaw engagements with a variety of industries   including   healthcare, distribution,    manufacturing,   retail,   banking,   insurance,   mining   and telecommunications.  Mr. Noller has international management consulting experience in Singapore,  Malaysia,  China, Canada, Latin America and Europe.  Mr. Noller received an MBA from the University of North Texas.

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

Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is currently comprised of one director. A copy of our audit committee charter is filed as an exhibit to this Form 10-K. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

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

Item 11. Executive Compensation

This table summarizes the before-tax compensation for the Chief Executive Officer and Chief Financial Officer who were our only executive officers during fiscal 2009.

Summary Compensation Table:

				Long-Term	All Other
				Compensation	Compensation
		Annual
		Compensation		Awards
				Securities
Name and				Underlying
Principal Position	Year	Salary	Bonus	Options
Philip M. Verges	2009	$250,000	--	--	--
Chairman, Chief Executive Officer,	2008	250,000	--	--	--
Director	2007	225,000	--	--	--
(since June 2002)
Philip K. Rauch (1)	2009	$200,000	--	--	--
Chief Financial Officer, Director	2008	200,000	--	--	--
(since March 2006)	2007	200,000	--	--	--

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

Option Grants in 2009

We maintain no stock option plan or long-term incentive plans at this time.

Option Exercises in 2009 and 2009 Year-End Option Values

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

This table summarizes the before-tax compensation for the non-employee Board of Directors during fiscal 2008:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)
Hugh G. Robinson (1)	12,000	--	--	--
James Mandel	12,000	--	--	--

(1)	Hugh Robinson was a director of the Company since 2006 and passed away on March 1, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2009, certain information regarding beneficial ownership of the common stock held by each person known by us to own beneficially more than 5% of the Common Stock, each of our directors, each of the executive officers named in the Summary Compensation Table, and all of our executive officers and directors as a group.

Beneficial ownership is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. In general, beneficial ownership includes any shares a director, executive officer or other 5% holder can vote or transfer, shares subject to stock options and warrants that are exercisable currently or become exercisable within 60 days and shares subject to convertible securities that are convertible currently or within 60 days. These shares are considered to be outstanding for the purpose of calculating the percentage of ownership of the stockholder holding these options, warrants or convertible securities, but are not considered to be outstanding for the purpose of calculating the percentage ownership of any other person. Percentage ownership is based on 30,356,128 shares of common stock and the cumulative shares of convertible preferred stock (each share of preferred stock is, at the holder's option, convertible into shares of common stock, subject to certain anti-dilution protection) outstanding as of December 31, 2009 and resulting in a fully diluted 33,385,670 shares of common stock at December 31, 2009. The conversion terms of all outstanding classes of convertible preferred stock allow the holders of such stock to convert their holding into a maximum number of shares at any given time equal to only 4.99% of the then outstanding number of shares of common stock.  Except as otherwise noted, the stockholders named in this table have sole voting and dispositive power for all shares shown as beneficially owned by them.

Name of Beneficial Owner	Number of Shares	% of Outstanding (1)

Philip Verges (2) (6)	1,150,000	3.4%

Bruce Noller (3)	20,000	0.1%

Philip J. Rauch (4)	50,000	0.1%

All current officers and directors	1,220,000	3.7%

Vergetech, Inc. (5) (6)	1,150,000	3.4%

(1)	Based on 30,356,128 shares of common stock outstanding on December 31, 2009 and the conversion of Series J Convertible Preferred shares eligible for conversion on that date.
(2)	Mr. Verges' address is c/o NewMarket Technology, Inc., 14860 Montfort Drive, Suite 210, Dallas, Texas 75254.
(3)	Mr. Noller’s address is c/o NewMarket Technology, Inc., 14860 Montfort Drive, Suite 210, Dallas, Texas 75254.
(4)	Mr. Rauch’s address is c/o NewMarket Technology, Inc., 14860 Montfort Drive, Suite 210, Dallas, Texas 75254.
(5)	VergeTech, Inc.'s address is 14860 Montfort Drive, Suite 210, Dallas, Texas 75254.
(6)	Mr. Verges, as the sole director and officer and the majority shareholder of VergeTech, Inc., is deemed to be the beneficial owner of VergeTech’s holdings.

Item 13. Certain Relationships and Related Transactions

In April 2009, GreenShield assigned 500 shares of Series J Convertible Preferred Stock to ES Horizons, Inc. a management company that is beneficially owned by Philip Verges, our Chairman of the Board.   In May 2009, ES Horizons exchanged their 500 shares of Series J Convertible Preferred Stock for the issuance of 500 shares of newly authorized Series K Preferred Stock of the Company.  Pursuant to the terms and rights of the Series K Preferred Stock, the holders of the Series K Preferred Shares  shall have the right to vote on any matter with  holders of common stock voting  together  as one (1)  class and the holders of the Series K Preferred  Shares  shall have that  number of votes  (identical  in every  other respect to the voting rights of the holders of other Series of voting  preferred shares  and the  holders  of common  stock  entitled  to vote at any  Regular or Special  Meeting of the  Shareholders)  equal to that number of shares of common stock  which is not less than 51% of the vote  required  to approve  any action, which  Nevada law  provides  may or must be  approved  by vote or consent of the holders of other  series of voting  preferred  shares and the  holders of common stock or the holders of other securities entitled to vote, if any.

Item 14. Principal Accountant Fees and Services

Summarized below is the aggregate amount of various professional fees billed by our principal accountants, Hamilton, PC in 2009 and our former accountants, Pollard-Kelley Auditing Services, Inc.  (“PKASI”) in 2008:

	2009	2008

Audit fees	$91,500	$105,000
Tax fees	0	0

Total:	$91,500	$105,000

Audit Fees: Consists of fees billed for professional services rendered for the audits of our consolidated financial statements, reviews of interim consolidated financial statements included in the quarterly reports, services performed in connection with filings with the Securities & Exchange Commission letters and other  services that are normally  provided by principal accountants in connection with statutory and regulatory  filings.

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

Independent Registered Public Accounting Firm Report

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

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

4.10	Certificate of Designation, Preferences and Rights of Class D Cumulative Preferred Stock (Filed as Exhibit 10.3 to the Company's Form 8-K filed March 3, 2005 and incorporated herein by reference.)

4.11	Certificate of Designation, Preferences and Rights of Class J Convertible Preferred Stock. (Filed as Exhibit 4.1 to the Company's Form 8-K filed May 1, 2009 and incorporated herein by reference.)

4.12	Certificate of Designation, Preferences and Rights of Class K Preferred Stock. (Filed as Exhibit 4.1 to the Company's Form 8-K filed May 1, 2009 and incorporated herein by reference.)

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

10.4
Quota Purchase and Sale Agreement between NewMarket Technology, Inc., Flavio Da Silva,  Marcio Pissardo,  Celso Isberner, Alexandre Couto and Mind Information Services Ltda. (Filed as Exhibit  10.1 to the  Company's  Form 8-K filed  March 8, 2006 and incorporated herein by reference.)

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

10.17
Debt Restructure and Equity Reorganization Comprehensive Agreement, dated April 28, 2009 by and between NewMarket Technology, Inc., GreenShield Management Company and ES Horizon, Inc. (Filed as Exhibit  10.1 to the  Company's  Form 8-K filed  May 1, 2009 and incorporated herein by reference.)

10.18
Debt Restructure Agreement, dated October 14, 2009 by and between NewMarket Technology, Inc., GreenShield Management Company and Timeless Investments, Ltd. (Filed as Exhibit  10.1 to the  Company's  Form 8-K filed  October 20, 2009 and incorporated herein by reference.)

14.1	NewMarket Technology, Inc. Code of Ethics (Filed as Exhibit 14.1 to the Company’s Form 10-KSB filed March 31, 2006 and incorporated herein by reference.)

14.2	NewMarket Technology, Inc. Audit Committee Charter (Filed as Exhibit 14.1 to the Company’s Form 10-KSB filed March 31, 2006 and incorporated herein by reference.)

31.1 *	Certification of Chief Executive Officer Pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934 as amended.

31.2 *	Certification of Chief Financial Officer Pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934 as amended.

32.1 *	Certification of Chief Executive Officer Pursuant to 18USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer Pursuant to 18USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

* Filed Herewith

Signatures

In accordance with Section 13 or Section 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NewMarket Technology, Inc.
(Registrant)

Date:	April 22, 2010

	By:	/s/ Bruce Noller
Bruce Noller
Chief Executive Officer

Date:	April 22, 2010

	By:	/s/ Philip J. Rauch
Philip J. Rauch
Chief Financial Officer

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Philip M. Verges	Chairman of the Board	April 22, 2010
Philip M. Verges

/s/ Bruce Noller	Chief Executive Officer and	April 22, 2010
Bruce Noller	Director

/s/ Philip J. Rauch	Chief Financial Officer and	April 22, 2010
Philip J. Rauch	Director

/s/ James Mandel	Director	April 22, 2010
James Mandel

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
NewMarket Technology, Inc. and Subsidiaries
Dallas, Texas

We have audited the accompanying balance sheets of NewMarket Technology, Inc., and subsidiaries as of December 31, 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financials statements of NewMarket Technology, Inc. and subsidiaries as of December 31, 2008, were audited by other auditors whose report dated June 12, 2009, expressed an unqualified opinion.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NewMarket Technology, Inc. and subsidiaries as of December 31, 2009, and the result of its operations and its cash flows for the year  then ended, in conformity with U.S. generally accepted accounting  principles.

/s/ Hamilton, PC
Hamilton, PC

Denver, Colorado
April 22, 2010

NewMarket Technology, Inc.
Consolidated Balance Sheet
December 31,

ASSETS	2009	2008
CURRENT ASSETS
Cash and cash equivalents	$5,620,946	$4,960,868
Accounts receivable	30,644,855	17,974,496
Inventory	3,593,219	1,874,544
Prepaid expenses, deposits and other current assets	2,364,068	3,775,645
Total current assets	42,223,088	28,585,553

PROPERTY AND EQUIPMENT, NET	829,412	803,477

OTHER ASSETS
Notes receivable including accrued interest	4,715,183	4,958,456
Investment in unconsolidated subsidiaries	1,492,013	1,311,229
Investment in restricted securities	-	186,112
Available for sale securities, net of reserve of $581,000	303,576	294,000
Goodwill	13,569,463	15,104,379
Intangible property, net of accumulated amortization	2,597	212,277
Total other assets	20,082,832	22,066,453
Total assets	$63,135,332	$51,455,483

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$12,683,296	$8,038,083
Accrued expenses	2,424,000	2,443,885
Liabilities of discontinued operations	342,033	308,683
Customer deposits	183,634	8,909
Short-term debt	3,107,943	2,356,322
Long-term debt, current portion	983,680	3,247,676
Total current liabilities	19,724,586	16,403,558

Long-term debt	1,131,683	1,208,982

Total liabilities	20,856,269	17,612,540

EQUITY
Preferred stock; $.001 par value; 10,000,000 shares authorized;
Series C 925 and 925; Series E 41 and 41; Series F 0 and 580;
Series H 0 and 835; Series I 0 and 541; Series J 4,417 and 0;
Series K 500 and 0 shares issued and outstanding
at December 31, 2009 and 2008, respectively	5	3
Common stock; $.001 par value; 300,000,000 shares authorized;
30,356,105 and 11,998,431 shares issued and outstanding
at December 31, 2009 and 2008, respectively	30,356	239,969
Deferred compensation	(49,375)	(226,333)
Additional paid-in capital	59,126,561	53,212,902
Accumulated comprehensive income	2,356,330	2,256,639
Accumulated deficit	(22,769,669)	(24,352,041)
Total NewMarket Technology, Inc. stockholders' equity	38,694,208	31,131,136
Noncontrolling interest	3,584,855	2,711,807
Total equity	42,279,063	33,842,943

Total liabilities and equity	$63,135,332	$51,455,483

See accompanying notes to consolidated financial statements.

NewMarket Technology, Inc.
Consolidated Statement of Operations
Year ended December 31,

	2009	2008	2007
REVENUE	$98,154,494	$95,104,801	$93,108,116

COST OF SALES	78,504,378	74,784,778	67,322,978

Gross Margin	19,650,116	20,320,023	25,785,138

OPERATING EXPENSES
General and administrative expenses	15,171,433	18,958,850	19,836,138
Depreciation and amortization	173,950	458,802	775,698
Total expenses	15,345,383	19,417,652	20,611,836

Income from operations	4,304,733	902,371	5,173,302

OTHER INCOME (EXPENSE)
Interest income	523,476	543,155	623,593
Interest expense	(1,484,910)	(1,125,159)	(608,928)
Foreign currency transaction gain (loss)	5,549	(1,278)	(4,474)
Gain on debt forgiveness	-	-	4,293,000
Gain on sale of fixed assets	-	-	303,631
Goodwill impairment		(7,240,220)	(1,457,690)
Impairment of other assets		(2,852,608)	-
Notes receivable and investment impairment		(12,284,638)	-
Bad debt expense	(50,474)	(6,339,105)	-
Lawsuit settlement expense	(1,020,953)	(286,914)	(248,433)
Loss on discontinued operations	(641,067)	-	-
Other income	1,646,968	244,392	150,443
Other expense	(196,888)	(226,170)	(171,172)
Total other income (expense)	(1,218,299)	(29,568,545)	2,879,970

Net income before income tax (credit) and
minority interest	3,086,434	(28,666,174)	8,053,272
Foreign income tax	(93,825)	(286,581)	(108,665)
Non-controlling interest in consolidated subsidiary	(1,410,235)	(1,387,465)	(595,775)

Net income (loss)	1,582,374	(30,340,220)	7,348,832
Other comprehensive income (loss)
(Loss) on available-for-sale securities	(176,536)	(581,000)	-
Decrease in value of derivative liability	-	536,540	-
Foreign currency translation gain	276,227	984,973	536,391

Comprehensive income (loss)	$1,682,065	$(29,399,707)	$7,885,223

Income (loss) per weighted-average common share-basic	$0.10	$(2.79)	$0.76
Income (loss) per weighted-average common share-diluted	$0.09	$(2.79)	$0.69

Number of weighted average common shares o/s-basic	15,557,148	10,869,655	9,687,865
Number of weighted average common shares o/s-diluted	17,112,863	10,869,655	10,600,727

See accompanying notes to consolidated financial statements.

NewMarket Technology, Inc.
Consolidated Statement of Stockholders' Equity

					Additional		Accumulated	Retained	Total
	Number of Shares		Par Value of Stock		Paid-In	Deferred	Comprehensive	Earnings/	Stockholders'
	Preferred	Common	Preferred	Common	Capital	Compensation	Income/(Loss)	(Accum. Deficit)	Equity
BEGINNING BALANCE, December 31, 2006	5,485	8,708,264	$6	$8,708	$46,005,555	$(265,758)	$779,736	$(1,360,653)	$45,167,594
Conversion of preferred stock	(2,033)	344,361	(2)	344	(342)				-
Conversion of debt to common stock		1,012,045		1,012	4,358,401				4,359,413
Issuance of common stock for services		72,500		73	544,427	(450,000)			94,500
Issuance of common stock for lawsuit settlement		12,500		13	106,987				107,000
Amortization of deferred compensation						678,258			678,258
Other comprehensive income							536,390		536,390
Net income								7,348,832	7,348,832
BALANCE, December 31, 2007	3,452	10,149,671	4	10,150	51,015,028	(37,500)	1,316,126	5,988,179	58,291,987
Conversion of preferred stock	(930)	485,753	(1)	485	(484)	-	-	-	-
Conversion of debt and interest to common stock	-	831,257		831	1,182,470	-	-	-	1,183,301
Issuance of common stock for services	-	431,750		432	1,043,959	(620,000)			424,391
Issuance of common stock for law suit settlement	-	100,000		100	199,900				200,000
Amortization of deferred compensation	-					431,167			431,167
Other comprehensive income	-						940,513		940,513
Net income (loss)	-							(30,340,220)	(30,340,220)
BALANCE, December 31, 2008	2,522	11,998,431	3	11,998	53,440,873	(226,333)	2,256,639	(24,352,041)	31,131,139
Conversion of preferred stock	(1,289)	12,921,475	(1)	12,921	(12,920)				-
Conversion of debt and interest to preferred stock	3,250		3		3,249,997				3,250,000
Conversion of debt and interest to common stock		4,783,876		4,784	1,117,601				1,122,385
Issuance of preferred stock for law suit settlement	1,000		1		999,999				1,000,000
Issuance of common stock for services		400,000		400	197,100	(197,500)			-
Issuance of common stock for trade payables		252,323		252	133,911				134,163
Amortization of deferred compensation						374,458			374,458
Other comprehensive income							99,691		99,691
Net income								1,582,374	1,582,374
ENDING BALANCE, December 31, 2009	5,483	30,356,105	$6	$30,356	$59,126,561	$(49,375)	$2,356,330	$(22,769,667)	$38,694,210

See accompanying notes to consolidated financial statements.

NewMarket Technology, Inc.
Consolidated Statement of Cash Flows
Year ended December 31,

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$1,582,374	$(30,340,220)	$7,348,832
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Minority interest in consolidated subsidiary	1,410,235	1,387,465	595,775
Loss on discontinued operations	641,067	-	-
Depreciation and amortization	173,950	458,802	775,698
Gain on sale of subsidiaries		-	(303,631)
Forgiveness of debt		-	(4,293,000)
Gain on capital contribution		-	-
Impairment of other assets		2,852,608	-
Goodwill impairment		7,240,220	1,457,690
Investment impairment and notes receivable write-down		12,284,638	-
Bad debt expense	50,474	6,339,105	-
Stock issued for services and amort. of deferred compensation	396,758	855,558	772,758
Stock issued for settlement of lawsuit	1,020,953	200,000	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(10,670,359)	2,755,594	(8,656,613)
(Increase) decrease in inventory	(918,675)	282,037	(1,169,898)
(Increase) decrease in deposits and prepaid expenses	1,411,577	151,365	(1,457,641)
(Increase) decrease in interest receivable	(500,000)	(500,000)	(525,000)
Increase (decrease) in accounts payable	5,496,896	3,859,756	689,982
Increase (decrease) in customer deposits	174,725	391,775	210,251
Increase (decrease) in accrued expenses	(19,885)	(445,592)	764,593
Increase (decrease) in income taxes and other payables	-	(4,038)	128
Net cash provided/(used) by operating activities	250,090	7,769,073	(3,790,076)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(200,147)	(35,059)	(81,012)
Sale of property and equipment		-	2,394,100
Notes receivable payments	743,273	-	-
Funds advanced to affiliates	(180,784)	(3,908,142)	-
Acquisition of intangible asset		-	(125,919)
Net cash provided/(used) by investing activities	362,342	(3,943,201)	2,187,169

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt	751,621	180,815	1,900,000
Payments on short-term debt		(2,368,514)	-
Proceeds from long-term debt		-	4,000,000
Payments on long-term debt	(664,000)	(213,163)	(1,647,680)
Net cash provided/(used) by financing activities	87,621	(2,400,862)	4,252,320

Effect of exchange rates on cash	(39,975)	(1,666,386)	(741,340)

Net increase in cash and equivalents	660,078	(241,376)	1,908,073

CASH, beginning of period	4,960,868	5,202,244	3,294,171

CASH, end of period	$5,620,946	$4,960,868	$5,202,244

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$1,484,910	$1,125,159	$608,928

Non-Cash Financing Activities:
Common stock issued to settle debt	$1,122,385	$1,009,608	$4,359,413
Preferred stock issued for acquisition of subsidiaries	$-	$-	$-
Preferred stock issued to settle debt	$-	$-	$-

See accompanying notes to consolidated financial statements.

NEWMARKET TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 -  NATURE OF OPERATION:

The Company

 NewMarket Technology, Inc. (“NewMarket” or the “Company”), is a Nevada corporation which conducts business from its corporate headquarters in Dallas, Texas.  The Company was incorporated on February 19, 1997 as Nova Enterprises, Inc., changed its name to IPVoice Communications, Inc. in March of 1998, then to IPVoice.com, Inc. in May of 1999, back to IPVoice Communications, Inc. in January of 2001 and to NewMarket Technology, Inc., in July 2004.  The Company is involved in the information technology industry, principally IT systems integration. The Company presently has operations in the United States, Latin America and Asia.

Significant Acquisitions

In June 2002, the Company acquired all of the assets of VergeTech Inc. (“VTI”) in exchange for a $3,000,000 promissory note convertible into 50% of the issued and outstanding shares of the Company as of the date of issuance. VTI was a privately held communications industry technology services firm founded in 1997 and headquartered in Dallas, Texas.

In 2003, the Company acquired all of the issued and outstanding stock of Infotel Technologies PTE, Ltd. ("Infotel"). The Company also acquired a majority of the issued and outstanding stock of IP Global Voice, Inc. ("IP Global Voice") as part of a strategy to accelerate business development.  Infotel is a Singapore-based communications systems integration company engaged in the business of reselling and integrating specialty communication devices to various government agencies and commercial customers. IP Global Voice is a full feature voice-over-IP service provider to small and medium businesses in the San Francisco, California area.

In April 2004, the Company acquired RKM Suministros, Ltd. (“RKM”), a Venezuela-based computer systems integration company.   Additionally, in July 2004, the Company expanded its telecommunications industry strategy with an equity investment in RedMoon Broadband, Inc. ("RedMoon"). RedMoon specializes in the engineering and management of municipal wireless broadband networks.

In January of 2005, the Company partnered with with Gaozhi Science and Technology in Shanghai China to establish NewMarket China, Inc. ("NewMarket China"), a wholly-owned subsidiary of NewMarket Technology.   In 2005 NewMarket China formed a Chinese wholly-owned foreign entity (“WOFE”) that operates under the name Clipper Technology, Inc. (“CLPTEC”).  CLPTEC is engaged in the development, implementation, integration and maintenance of technology software and supporting peripherals for computing, communications, and data exchanges.  In October 2005, CLPTEC executed an agreement with Zhang Wei Lin, the Managing Director and legal representative of the Huali Group (“Huali”) which resulted in a 51% ownership in Clipper-Huali, Ltd. (“Clipper-Huali”) a newly-formed Chinese corporation. Clipper-Huali engages in the business of application software development, sale of proprietary software, value added reselling of leading business application software and the sale of system and network software.  In August   2006, NewMarket China, Inc. executed an Agreement and Plan of   Reorganization   (the “Intercell Agreement")  with  Intercell International Corporation  ("Intercell").  The Intercell Agreement provided for all of the issued and  outstanding  stock of NewMarket  China,  Inc., one thousand  (1,000) shares  held by the Company to be  exchanged  for two  million  (2,000,000)  restricted common shares of Intercell.  As a result of the Agreement, NewMarket China became a wholly-owned subsidiary of Intercell.  Simultaneously, the Company purchased 250,000 shares of newly designated Series A Preferred Stock from Intercell for an aggregate purchase price of $250,000.  The shares of Series A Preferred Stock may be converted  into that number of authorized but unissued  common shares of Intercell,  which shall be equal to 60%  ownership of the Company  after  giving  effect  to  such  issuance  on  and as of  the  date  of conversion.  In January 2007, Intercell’s name was changed to NewMarket China to reflect the new operations of the business.  In June 2008, NewMarket China’s name was changed to China Crescent Enterprises, Inc. (“China Crescent”).

In 2005, NewMarket expanded a partnership with TekVoice Communications, Inc. (“TekVoice”) to include the acquisition of an equity interest in TekVoice.  TekVoice is a Hispanic and Latin America VoIP service provider.  In December 2007, TekVoice was acquired by AlterNet Systems, Inc. (“AlterNet”) through a reverse merger and the Company received 336,800 shares of AlterNet as a result of this transaction. (See Note 7).

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

In June 2005, NewMarket acquired substantially all of the assets of Corsa Networks Technologies, Inc.  (“Corsa”), a five-year-old IP systems integration firm specializing in the construction of secure communication networks.  These assets were being operated in conjunction with the operations of IP Global Voice.  The Company decided to discontinue the operations of both IP Global Voice and Corsa effective November 1, 2009. (See Note 3).

In February 2006, the Company entered into a Quota Purchase and Sale Purchase Agreement with the founders of  UniOne Consulting Ltda., a Brazilian limited liability company, (“UniOne”), to acquire the founders’ 100% interest in UniOne.  The purchase price to be paid by the Company is $6,460,320.  The purchase price is payable in tranches through the end of 2010. UniOne, located in Sao Paolo, Brazil, is a systems integrator, developer and business practice implementation company, providing support for the integration and maintenance of enterprise software applications.

In April 2009, China Crescent issued 750 shares of Series B Convertible Preferred Stock to Huali in connection with the acquisition by CLPTEC of an additional 25% interest in Clipper-Huali.  In the fourth quarter of 2009, China Crescent acquired 100% of Dalian Aoyuan Electronic Technology Services Co., Ltd. (“DAETS”), a systems integration company located in Dalian, China and 100% of Shenzhen Newbao Technology Co., Ltd. (“Newbao”), a wireless equipment manufacturer located in Shenzhen, China

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Principles of Consolidation

The Company accounts for its investments in affiliates and subsidiaries in accordance with Accounting Standards Codification (“ASC”) 810-10, Consolidation.   The Company uses two different methods to report its investments in its subsidiaries and other companies: consolidation and the equity method.

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

At December 31, 2009, the Company did not record any income or loss , nor adjust its investment account, by the net income or loss of the affiliates, as the actual equity percentage paid for was the investments was less than 10%, with a concurrent de minimus net income/loss related thereto.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company evaluates the collectability of its accounts receivable based on a combination of factors.  Collection risks are mitigated by (i) sales to well-established companies and governmental agencies (ii) ongoing credit evaluation of its customers; and (iii) frequent contact by the Company with its customers which enables the Company to monitor changes in business operations and to respond accordingly.  The Company recognizes allowances for doubtful accounts based on the length of time the receivables are outstanding, the current business environment and historical experience.

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

 Long-Lived Assets and Other Intangible Assets

Long-lived assets, such as property, plant and equipment and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset.

Revenue Recognition

As a result of the multiple acquisitions from 2003 through 2009, the Company now has three distinct revenue streams: (1) Services, principally programming services. This revenue is recognized as services are provided and billed to the customers. (2) Contract, which is principally an ongoing service revenue stream, such as IT outsourcing, training contracts, technical support contracts, etc. This form of revenue is recognized monthly as earned and billed, and (3), Product sales, which is the sale of hardware and software, generally installed. Sometimes the hardware and/or software are customized under the terms of the purchase contract. This revenue is recognized as the products are delivered and the customer accepts said products. Any portions of such contracts which may include installation, training, conversion, etc. are recognized when such services have been completed. Any ongoing support, training, etc., is separately structured and is accounted for in contract revenue and in accordance with the contracts.

Foreign Currency Transaction and Translation Gains (Losses)

The Company maintains significant operations in The People's Republic of China, Brazil, Venezuela and Singapore. The local currency is the functional currency.  Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are reported as a component of accumulated comprehensive income as a separate component of stockholders’ equity.  Assets and liabilities denominated in currencies other that the U.S. dollar are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets and liabilities.  Net revenue, cost of sales and expenses are remeasured at average exchange rates in effect during each reporting period, and net revenue, cost of sales and expenses related to the previously reported periods are remeasured at historical exchange rates.  The Company includes gains and losses from foreign currency in net earnings.

Stock-Based Compensation

The Company recognizes the cost of stock-based compensation plans and awards in operations on a straight-line basis over the respective vesting period (if applicable) of the awards.  The Company measures and recognizes compensation expense for all stock-based awards made to employees and directors.  The compensation expense for the Company’s stock-based payments is based on estimated fair values at the time of the grant.

The Company estimates the fair value of stock-based awards on the date of the grant using an options pricing model.  These option pricing models involve a number of assumptions, including the expected lives of stock options, the volatility of the market price of our common stock and interest rates.  The Company is using the Black-Scholes option pricing model.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period presented. Diluted net income (loss) per share for the period is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, increased by potentially dilutive common shares (“dilutive securities”) that were outstanding during the period.  Dilutive securities include stock warrants, convertible debt and convertible preferred stock.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  For the Company, comprehensive income (loss) consists of its net income (loss), the change in the currency translation adjustment and the change in unrealized gain (loss) on certain available-for-sale securities.

Derivative Instruments

ASC 815-10, Derivatives and Hedging, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at fair value, and that changes in fair value be recognized currently in earnings (loss) unless specific hedge accounting criteria are met.

Stock Compensation for Services Rendered

The Company issues shares of common stock in exchange for services rendered.  The costs of the services are valued according to accounting principles generally accepted in the United States and are been charged to operations as earned.

Intangibles

ASC 350-10, Intangibles-Goodwill and Other, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provision of ASC 350.  This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

Investment in Unconsolidated Subsidiaries

The Company’s investment in affiliates at December 31, 2009, is composed of an 8% equity position in Red Moon and de minimus investments in several other companies. These equity positions do not represent a controlling interest in these companies.

The Company accounts for its investment in affiliates, defined as those whereby the Company owns less than 51% of the issued and outstanding common stock of the affiliate and the Company does not exercise control over the operations of the affiliate, by the equity method of accounting. At December 31, 2009, the Company did not record any income or loss , nor adjust its investment account, by the net income or loss of the affiliates, as the actual equity percentage paid for was the investments was less than 10%, with a concurrent de minimus net income/loss related thereto.

Recently Issued Accounting Pronouncements

In June, 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105-10, Generally Accepted Accounting Principles (“GAAP”) (“ASC 105-10”) (the “Codification”).  ASC 105-10 established the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for SEC rules and interpretative releases, which are also authoritative for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.  The Company has included the references to the Codification, as appropriate, in these consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements (“ASU 2009-13”) which established guidance for accounting for multiple-deliverable revenue arrangements.  This guidance establishes a selling price hierarchy for determining the selling price of a deliverable; eliminates the residual method of allocation and requires arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and requires a vendor to determine its best estimate selling price in a manner consistent with that used to determine the selling price of the deliverable on a stand-alone basis.  This guidance also expands the required disclosures related to a vendor’s multiple-deliverable revenue arrangements.  The guidance is effective beginning July 15, 2010 with early adoption permitted.  The Company does not believe the adoption of this standard will have a material impact on its results of operations, financial condition, cash flows or disclosures.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 amends FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820-10”), to require additional disclosures regarding fair value measurements.  The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy.  This guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010.  The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

NOTE 3 – DISCONTINUED OPERATIONS:

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

On November 1, 2009, the Company discontinued the operations of the IP Global Voice/Corsa subsidiary.

At December 31, 2009, the carrying values of those assets and liabilities (presented as assets and liabilities of discontinued operations) are as follows:

		IPGV/
	Brunetti	Corsa

Cash	$9,377	$-
Prepaid expenses	-	121,205
Accounts receivable		171,852
Intangibles		208,426
Fixed assets	-	36,464

Total assets	$9,377	$537,947

Accounts payable	$179,473	$147,110
Related party payable	25,035	-
Accrued expenses	93,440	424,186
Short-term debt	10,735	-

Total liabilities	$308,683	$571,296

Brunetti reported no revenues or income during the year ended December 31, 2009.

NOTE 4 - STOCKHOLDERS’ EQUITY:

Preferred Stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock.  The rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance.

In April 2009,  the Company  entered into a Debt  Restructure  and  Equity  Reorganization  Comprehensive  Agreement  ("Debt Restructure")  with GreenShield  Management  Company ("GreenShield"),  and ES Horizon, Inc. ("ES Horizon").  Pursuant to the terms of the Debt Restructure, the Company issued 750 shares of the newly authorized Series J Convertible Preferred Stock to GreenShield and 500 shares of the newly authorized Series K Preferred Stock to ES Horizon.

Additionally, pursuant to the Debt Restructure, in the third quarter of 2009 GreenShield agreed to exchange 225 shares of Series F Preferred Stock, 835 shares of Series H Preferred Stock and 541 shares of Series I Preferred Stock for an equal number of shares of Series J Convertible Preferred Stock.

In October 2009, the Company entered into a Debt Restructure Agreement ("Second Debt  Restructure")  with GreenShield  and Timeless Investments, Ltd. ("Timeless"). Timeless  held  $2.0  million  in debt  (the  "Note  Participation") purchased  in  October  2009 from  Valens  Offshore  SPV II Corp.  and Valens Offshore SPV I, Ltd. (see Note 7). Timeless assigned $500,000 of the Note  Participation to GreenShield in October 2009.  The $2.0 million of total debt had a maturity date of November 10, 2010.

Pursuant to the Second Debt Restructure, Timeless agreed to convert $1.5 million of the Note Participation into 1,500 shares of the Company’s Series J Convertible Preferred Stock.  In addition, GreenShield also agreed to convert $500,000 of Note Participation into 500 shares of the Company's Series J Preferred Stock.  Both GreenShield and Timeless waived any rights to and forgave any unpaid interest, fees or penalties that may have been due under the Note Participation.

In the fourth quarter of 2009, the Company issued 1,000 shares of Series J Convertible Preferred Stock pursuant to a legal settlement. (See Note 12).

For the year ended December 31, 2009, the Company issued 12,921,475 shares of common stock pursuant to the conversion of 355 shares of Series F Preferred Stock and 934 shares of Series J Convertible Preferred Stock.

The following is a summary of the shares of preferred stock outstanding as of December 31, 2009:

•
The Company had 4,417 shares of Series J Convertible Preferred Stock outstanding at December 31, 2009.  Each share of Series J preferred stock has a stated value of $1,000 per share, has no voting rights, and is convertible into common stock of the Company at an effective conversion price of the VWAP of the common stock for the twenty consecutive trading days prior to the date of conversion.  The shares do not pay a dividend and there is no mandatory conversion feature.

•	The Company had 500 shares of Series K Preferred Stock outstanding at December 31, 2009. These shares were issued in April 2009 in conjunction with the Company entering into the Debt Restructure.

The shares of preferred stock represented approximately 3,029,542 shares of common stock, had they been elected to be converted on December 31, 2009.

Common Stock

The Company has authorized 300,000,000 shares of $0.001 par value common stock.  The Company had 30,356,128 shares of common stock issued and outstanding at December 31, 2009.  In June 2009, the Company filed a Definitive Information Statement on Schedule 14C indicating that the Company had authorized a reverse split of the common stock issued and outstanding on a one new share for twenty old shares basis. This action was effective in July, 2009 and the Consolidated Balance Sheet and Statement of Shareholder’s Equity has been adjusted to reflect the effect of the reverse stock split.

During the year ended December 31, 2009, the Company issued 18,357,674 shares of common stock for the following:

•	The Company issued 720,782 shares of common stock pursuant to the conversion of 355 shares of Series F Preferred Stock.
•	The Company issued 12,200,693 shares of common stock pursuant to the conversion of 934 shares of Series J Convertible Preferred Stock.
•
The Company issued 400,000 shares of common stock pursuant to consulting agreements with two firms to provide investor relations services for a one-year period.  The shares were issued at various prices with a total value of $197,500 and the expense is being amortized over the period of the contract.

•	The Company issued 252,323 shares of common stock to two parties for payment of legal services rendered. The shares were valued at $134,163.
•	The Company issued 4,783,876 shares of common stock to service convertible debt and accrued interest. The shares were valued at $1,122,385.

NOTE 5 - STOCK OPTIONS AND WARRANTS:

Stock Options

The Company maintains no stock option plan or long-term incentive plan at this time.

Warrants

In November 2007, the Company entered to a long-term financing arrangement. (See Note 7).  Pursuant to the terms of this financing, the Company issued five year warrants to purchase a total of 608,656 shares of common stock of the Company to two different parties.  These options are exercisable at a price of $4.40 per share.   These warrants were valued at the time of issuance at $536,540 using the Black-Scholes option valuation model.   These warrants had a value of $0 at December 31, 2009 using the Black-Scholes option valuation model.

NOTE 6 - AVAILABLE FOR SALE SECURITIES:

As of December 31, 2009, the Company owns 1.4 million shares of common stock of VirtualHealth Technologies, Inc. (“VirtualHealth”) and 336,800 shares of AlterNet.   These shares have been classified as available for sale securities in which unrealized gains (losses) are recorded to shareholders’ equity.  At December 31, 2009, all shares held by the Company of VirtualHealth and AlterNet common stock are tradable.  Based upon the closing price of $0.20 per share, the market value of the VirtualHealth common shares at December 31, 2009 was $280,000.  Based upon the closing price of $0.07 per share, the market value of the AlterNet common shares at December 31, 2009 was $23,576.

NOTE 7 -  INDEBTEDNESS:

2007 Financing

On November 30, 2007, the Company and certain of its subsidiaries entered into a Security Agreement (the “Security Agreement”) with LV Administrative Services, Inc. (the “Agent”) as administrative and collateral agent for Valens U.S. SPV I, LLC (“Valens US”) and Valens Offshore SPV II, LLC (“Valens Offshore,” and together with the Agent and Valens US, the “Creditor Parties”). Pursuant to the terms of the Security Agreement, the Company issued a secured convertible term note to Valens US and Valens Offshore in the principal amounts of $1,800,000 and $2,200,000 respectively (collectively, the “Notes”). In addition, the Company issued a Revolving Note to Valens US, pursuant to which Valens committed to advance up to $3,000,000 to the Company (the “Revolving Note”).

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

In April 2009, a third party purchased $1.25 million in principal value of the Notes from the Creditor Parties. In October 2009, two parties purchased the remaining principal balance of the Notes from the Creditor Parities.  The debt, inclusive of accrued interest, was exchanged for the issuance of certain preferred securities.  (See Note 4).  Pursuant to this transaction all security interests previously granted to the Creditor Parties was released.

For the year ended December 31, 2009, the Company issued 4,783,876 shares of common stock pursuant the conversion of principal and accrued interest.

Revolving Lines of Credit

As of December 31, 2009, the Company’s Unione subsidiary had a revolving line of credit with a local financial institution:

		Annual		Amount
	Credit	Interest	Due	Outstanding
Institution	Line	Rate	Date	at 12/31/09

Banco Itau	1,153,200	(1)	6/30/10	1,071,449

Total:	$1,153,200			$1,071,449

(2) The interest rate for this line of credit varies monthly.  At December 31, 2009, the annual interest rate was approximately 19.1%.

This line of credit is secured by the accounts receivable of the operating subsidiary.

Short-Term Debt

As of December 31, 2009, the Company’s China Crescent Enterprises and RKM subsidiaries had several unsecured promissory notes outstanding with different local financial institutions:

	Annual		Amount
	Interest	Maturity	Outstanding
Institution	Rate	Date	at 12/31/09

Shanghai Pudong Development Bank	5.78%	12/4/10	$395,662
Shanghai Pudong Development Bank	5.31%	12/14/10	$952,520
Guangdong Development Bank	(2)	1/31/10	$548,887
National Bank of Credit, VZ	24%	3/09/10	$69,712
National Bank of Credit, VZ	24%	6/01/10	$69,713

Total:			$2,036,494

(2) The interest rate for these notes is variable based on an official government rate.  At December 31, 2009, the annual interest rate was approximately 6%.

NOTE 8 - EARNINGS PER SHARE:

Basic and diluted net income (loss) per share (“EPS”) is computed by dividing net income (loss) (the numerator) by the weighted average number of common shares outstanding (the denominator), during the period.  Diluted EPS gives effect to potentially dilutive common shares outstanding during the period, except in periods where it is anti-dilutive.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the periods presented below (in thousands, except per share data):

	Year ended December 31,
	2009	2008

Net income (loss), as reported	$1,582,374	$(30,340,220)
Basic earnings per share:
Basic weighted average shares outstanding	15,557,148	10,869,655
Basic earnings per common share	$0.10	$(2.79)
Diluted earnings per share:
Basic weighted average shares outstanding	15,557,148	10,869,655
Effective of dilutive instruments	1,555,715	-
Diluted weighted average shares outstanding	17,112,863	10,869,655
Diluted earnings per common share	$0.09	$(2.79)

NOTE 9 - INCOME TAXES:

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.  The Company has net operating loss carry-forwards for income tax purposes of approximately $3,195,700 which expire beginning December 31, 2117.  There may be certain limitations on the Company’s ability to utilize the loss carry-forwards in the event of a change of control, should that occur. In addition, the Company amortizes goodwill for income tax purposes, but not for reporting purposes. The amount recorded as a deferred tax asset, cumulative as of December 31, 2009, is approximately $5,496,000, which represents the amount of tax benefits of the loss carry-forwards and goodwill amortization.  The Company has established a valuation allowance for this deferred tax asset of $5,496,000, as the Company has no long-term history of profitable operations at the parent company level, in substantive amount necessary to utilize this asset.  The significant components of the net deferred tax asset as of December 31, 2009 are:

Net operating losses	$0
Goodwill amortization	5,496,000
Valuation allowance	(5,496,000)
Net deferred tax asset	$0

NOTE 10 - FAIR VALUE MEASUREMENT:

The Company has adopted the provisions of ASC 820-10, Fair Value Measurements and Disclosures, with respect to its non-financial assets and liabilities effective January 1, 2009.  The adoption of ASC 820-10 did not have a material impact on the Company’s consolidated financial statements.

NOTE 11 - OTHER COMPREHENSIVE INCOME:

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at December 31, 2009 was as follows:

	Foreign Currency	(Loss) on	Gain on
	Translation	For-Sale	Derivative
	Adjustment	Securities	Liability

Balance at January 1, 2007	$779,736	$-	$-
Change for the year ended December 31, 2007	536,390	-	-
Balance at January 1, 2008	1,316,126	-	-
Change for the year ended December 31, 2008	984,973	(581,000)	536,540
Balance at December 31, 2008	2,301,099	(581,000)	536,540
Change for the year ended December 31, 2009	276,227	(176,536)	-
Balance at December 31, 2009	$2,577,326	$(757,536)	$536,540

NOTE 12 -  SEGMENT INFORMATION:

The Company is primarily engaged in one operating segment:  IT systems integration. Based on the geographic location of the Company’s customers, the following table presents revenues attributable to the United States and revenues attributable to foreign countries, as a percentage of total revenue:

	Years ended December 31,
	2009	2008

United States	29%	30%
China	46%	44%
Singapore	3%	3%
Brazil	14%	18%
Venezuela	8%	5%
	100%	100%

NOTE 13 -  CONTINGENCIES:

LEASES

The Company’s corporate headquarters operates out of approximately 2,800 square feet of leased facilities located at 14860 Montfort Drive, Suite 210, Dallas, Texas 75254. The lease expires on December 31, 2010. The monthly rental payments are $3,100. The Company has a number of additional leases for office space associated with its subsidiary operating companies.

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

We have incurred expenses related to the settlement of lawsuits of $1,020,953 and $286,914 for the years ended December 31, 2009 and 2008, respectively.

NOTE 14 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following interim financial information presents the 2009 and 2008 results of operations on a quarterly basis (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2009:
Revenues	$19,335	$24,539	$31,707	$22,573
Operating income	(159)	2,025	1,592	847
Net income (loss)	(474)	1,209	1,555	(708)
Income (loss) per share, basic	$(0.04)	$0.09	$0.11	$(0.06)
Income (loss) per share, diluted	$(0.04)	$0.09	$0.10	$(0.06)

2008:
Revenues	$20,922	$22,769	$32,379	$19,035
Operating income	1,342	1,235	2,203	(3,878)
Net income (loss)	1,161	843	1,754	(34,098)
Income (loss) per share, basic	$0.08	$0.07	$0.15	$(3.09)
Income (loss) per share, diluted	$0.08	$0.07	$0.15	$(3.09)

15.  SUBSEQUENT EVENTS (UNAUDITED):

In the first quarter of 2010, the Company issued 51,128,543 shares of common stock pursuant to the conversion of 1,171 shares of Series J Convertible Preferred Stock.