Form 10-Q
period 2010-03-31
NewMarket Technology Inc
filed 2010-05-27
CIK 1092083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark-One)
(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.   See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐	No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
As of May 26, 2010, the registrant had 148,937,549 shares of common stock outstanding.

INDEX
NEWMARKET TECHNOLOGY, INC.

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

NewMarket Technology, Inc.
Consolidated Balance Sheet

ASSETS	March 31, 2010	December 31, 2009
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$4,587,549	$5,620,946
Accounts receivable	31,524,386	30,644,855
Inventory	2,976,869	3,593,219
Prepaid expenses and other current assets	3,117,413	2,364,068
Total current assets	42,206,217	42,223,088

PROPERTY AND EQUIPMENT, NET	622,667	829,412

OTHER ASSETS
Notes receivable including accrued interest	4,972,877	4,715,183
Investment in unconsolidated subsidiares	1,378,180	1,492,013
Goodwill	13,569,463	13,569,463
Available for sale securities	263,260	303,576
Intangibles	2,597	2,597
Total other assets	20,186,377	20,082,832

Total assets	$63,015,261	$63,135,332

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$13,410,534	$12,683,296
Accrued expenses and other liabilities	2,898,509	2,424,000
Customer deposits	141,339	186,634
Liabilities of discontinued operations	342,033	342,033
Long term debt, current portion	690,348	983,680
Short term debt	2,472,314	3,107,943
Total current liabilities	19,955,077	19,727,586

Long-term debt	834,981	1,131,683

Total liabilities	20,790,058	20,859,269

EQUITY
Preferred stock; $.001 par value; 10,000,000 shares authorized;
Series C 925 and 925; Series E 41 and 41; Series J 3,346
and 4,417; Series K 500 and 500 shares issued and
outstanding at March 31, 2010 and
December 31, 2009, respectively	4	5
Common stock; $.001 par value; 300,000,000 shares authorized;
30,356,105 and 109,466,045 shares issued and outstanding
at March 31, 2010 and December 31, 2009, respectively	109,466	30,356
Deferred compensation	-	(49,375)
Additional paid-in capital	59,404,130	59,126,561
Accumulated comprehensive income	1,208,513	2,356,330
Accumulated deficit	(22,344,558)	(22,769,669)
Total NewMarket Technology, Inc. stockholders' equity	38,377,555	38,694,208
Non-controlling interest	3,847,648	3,584,855
Total equity	42,225,203	42,279,063

Total liabilities and equity	$63,015,261	$63,138,332

See accompanying notes to consolidated financial statements.

NewMarket Technology, Inc.
Consolidated Statement of Operations
Three Months Ended March 31,
(Unaudited)

	2010	2009	2008
REVENUE	$25,652,226	$19,335,521	$20,921,762

COST OF SALES	21,713,693	16,315,267	15,796,965

Gross Margin	3,938,533	3,020,254	5,124,797

OPERATING EXPENSES
Selling, general and administrative expenses	3,249,670	3,194,324	3,551,125
Depreciation and amortization	45,435	35,429	231,342
Recovery of bad debt		(50,474)	-
Total expenses	3,295,105	3,179,279	3,782,467

Income (loss) from operations	643,428	(159,025)	1,342,330

OTHER INCOME (EXPENSE)
Interest income	130,948	138,845	160,183
Interest expense	(129,022)	(231,993)	(189,171)
Foreign currency transaction gain (loss)	(3,545)	318	(623)
Lawsuit settlement expense	-	(20,953)	-
Other income	211,879	49,131	49,963
Other expense	(16,180)	(62,798)	(6,913)
Total other income (expense)	194,080	(127,450)	13,439

Net income before income tax and
non-controlling interest	837,508	(286,475)	1,355,769
Foreign income tax	86,108	55,006	61,975
Non-controlling interest in consolidated subsidiary	326,289	152,180	132,301

Net income	425,111	(493,661)	1,161,493

Other comprehensive income (loss)
Gain (loss) on available for sale securities	(40,316)	(14,000)	-
Foreign currency translation gain	(1,107,501)	292,561	383,262

Comprehensive income (loss)	$(722,706)	$(215,100)	$1,544,755

Income (loss) per weighted-average common share-basic	$0.01	$(0.04)	$0.11
Income (loss) per weighted-average common share-diluted	$0.01	$(0.03)	$0.10

Number of weighted average common shares o/s-basic	58,453,265	12,246,309	10,270,438
Number of weighted average common shares o/s-diluted	64,298,592	15,000,000	11,582,338

See accompanying notes to consolidated financial statements.

NEWMARKET TECHNOLOGY, INC.
STOCKHOLDERS' EQUITY
AS OF MARCH 31, 2010
(Unaudited)

					Additional		Accumulated
	Number of Shares		Par Value of Shares		Paid-In	Deferred	Comprehensive	Accumulated	Stockholders'
	Preferred	Common	Preferred	Common	Capital	Compensation	Income	Deficit	Equity

STARTING BALANCE, 12/31/09	5,483	30,356,105	$6	$30,356	$59,126,561	$(49,375)	$2,356,330	$(22,769,669)	$38,694,209

Conversion of preferred stock	(1,071)	51,128,543	(1)	51,129	(51,128)				-

Common stock issued for conversion		13,572,871		13,573	156,427				170,000
of note payable

Common stock issued to settle debt		6,493,506		6,493	73,507				80,000

Common stock issued for trade payables		7,915,020		7,915	98,763				106,678

Amortization of deferred comp.						49,375			49,375

Other comprehensive income (loss)							(1,147,817)		(1,147,817)

Net income (loss)								425,111	425,111

ENDING BALANCE, 3/31/10	4,412	109,466,045	$4	$109,466	$59,404,130	$-	$1,208,513	$(22,344,558)	$38,377,556

NewMarket Technology, Inc.
Consolidated Statement of Cash Flows
Three months ended March 31,
(Unaudited)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$425,111	$(493,661)	$1,161,493
Adjustments to reconcile net earnings to net cash
provided (used) by operating activities:
Recovery of bad debt	-	(50,474)	-
Stock issued for services and amortization of
deferred compensation	49,375	129,800	389,000
Depreciation and amortization	45,435	35,429	231,342
Changes in operating assets and liabilities:	-	-
(Increase) decrease in accounts receivable	(879,531)	3,570,914	(1,564,541)
(Increase) decrease in inventory	616,350	212,922	351,680
(Increase) decrease in prepaid expenses	(753,345)	(1,797,671)	(52,334)
Increase (decrease) in accounts payable	620,564	(2,694,297)	(285,130)
Increase (decrease) in deposits	(42,295)	256,484	(399,483)
Increase (decrease) in taxes payable	-	25,581	109
Increase (decrease) in accrued expenses and other payables	474,509	(112,922)	(136,343)
Net cash provided (used) by operating activities	556,173	(917,895)	(304,207)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in accrued interest receivable	(125,000)	(125,000)	-
Notes receivable advances	(132,694)	-	-
Proceeds from sale of property and equipment	361,213	-	-
Purchase of property and equipment	(11,594)	-	(10,477)
Net cash provided (used) by investing activities	91,925	(125,000)	(10,477)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	-	-	457,000
Payments on short-term borrowings	(1,225,663)	-	(587,470)
Net cash used by financing activities	(1,225,663)	-	(130,470)

Effect of exchange rates on cash	(455,832)	358,130	(39,995)

Net decrease in cash and equivalents	(1,033,397)	(684,765)	(485,149)

CASH, beginning of period	5,620,946	4,960,869	5,202,244

CASH, end of period	$4,587,549	$4,276,104	$4,717,095

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$-	$231,993	$189,171

Non-cash Financing Activities:
Common stock issued to settle debt	$250,000	$-	$-
Common stock issued to settle trade payables	$106,678
Common stock issued for conversion of preferred stock	$51,129	$14,416	$473

NEWMARKET TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements include the accounts of NewMarket Technology, Inc., a Nevada corporation (“we”, “our” or the “Company”), and our consolidated subsidiaries. To date, the majority of our sales have been information technology products and services sold domestically and internationally through our wholly-owned and majority owned domestic and foreign subsidiaries. Our headquarters is located in Dallas, Texas.

In June 2009, we filed a certificate of amendment of our Certificate of Incorporation to effect a reverse split of the common stock issued and outstanding on a one new share for twenty old shares basis. These actions were effective in July, 2009 and the Consolidated Balance Sheet, the Statement of Shareholder’s Equity and information presented in the Notes to the Consolidated Financial Statements have been adjusted to reflect the effect of the reverse stock split.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by general accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at March 31, 2010 and the results of operations and comprehensive income (loss), stockholders’ equity and cash flows for all periods presented. The consolidated results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of the Company included in our annual report on Form 10-K for the year ended December 31, 2009.

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

Principles of consolidation

Our consolidated financial statements include the accounts of NewMarket Technology, Inc., and all our wholly-owned and majority-owned subsidiaries. We use two different methods to report investments in subsidiaries and other companies: consolidation and the equity method.

Consolidation

We use the consolidation method to report its investment in its subsidiaries and other companies when we own a majority of the voting stock of the subsidiary.  All inter-company balances and transactions have been eliminated

Equity Method

We use the equity method to report investments in businesses where we hold 20% to 50% voting interest, but do not control operating and financial policies.

Under the equity method, the Company reports:

•	our interest in the entity as an investment on its balance sheets, and
•	our percentage share of earnings or losses on its statement of operations

At March 31, 2010, we did not record any income or loss, nor adjust our investment account, by the net income or loss of the affiliates, as the actual equity percentage paid for the investments was less than 10%, with a concurrent de minimus net income/loss related thereto.

Fair Value Instruments

We adopted the standard that defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. This standard defines fair value as the amount that would be received upon sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy which prioritizes the types of inputs to valuation techniques that companies may use to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is given to inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly (Level 2). The lowest priority is given to unobservable inputs in which there is little or no market data available and which require the reporting entity to develop its own assumptions (Level 3).

The fair values of our cash and cash equivalents, accounts receivable, accounts payable, and lines of credit approximate their carrying amounts due to the short maturities of these instruments.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less and money market instruments to be cash equivalents.

Inventory

Inventory, which consists primarily of finished goods, is stated at the lower of cost or market.  Cost is determined using the weighted average method.

Other Assets

Available-for-sale securities consist of 1.4 million shares of the common stock of VirtualHealth Technologies, Inc.  and 336,800 shares of Alternet Systems, Inc. (See Note 6). These securities are carried at fair value based upon quoted market prices.  Unrealized gains and losses are computed on the average cost basis and are reported as a separate component of comprehensive income, included as a separate item in stockholders’ equity.  Realized gains, realized losses and declines in value judged to be other-then temporary, are included in other income (expense).

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

Accounting Standards Codification (“ASC”) 350-10, Intangibles-Goodwill and Other, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provision of ASC 350.  This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

Revenue Recognition

As a result of the multiple acquisitions from 2003 through 2009, we now have three distinct revenue streams: (1) Services, principally programming services. This revenue is recognized as services are provided and billed to the customers. (2) Contract, which is principally an ongoing service revenue stream, such as IT outsourcing, training contracts, technical support contracts, etc. This form of revenue is recognized monthly as earned and billed, and (3), Product sales, which is the sale of hardware and software, generally installed. Sometimes the hardware and/or software are customized under the terms of the purchase contract. This revenue is recognized as the products are delivered and the customer accepts said products. Any portions of such contracts which may include installation, training, conversion, etc. are recognized when such services have been completed. Any ongoing support, training, etc., is separately structured and is accounted for in contract revenue and in accordance with the contracts.

Earnings per share

Earnings per share is calculated in accordance with ASC 260-10, Earnings Per Share.  Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period presented. Diluted net income (loss) per share for the period is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, increased by potentially dilutive common shares (“dilutive securities”) that were outstanding during the period.  Dilutive securities include stock warrants, convertible debt and convertible preferred stock.

Stock compensation for services rendered

We may issue shares of common stock in exchange for services rendered.  The costs of the services are valued according to accounting principles generally accepted in the United States and are been charged to operations as earned.

Foreign Currency Transaction and Translation Gains (Losses)

We have operations located in the People’s Republic of China, Singapore, Venezuela, Brazil and Columbia.  We use the United States dollar for financial reporting purposes.  Our results of operations and cash flows are translated at the average exchange rates during the period, assets and liabilities are translated at the exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Derivative Instruments

ASC 815-10, Derivatives and Hedging, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at fair value, and that changes in fair value be recognized currently in earnings (loss) unless specific hedge accounting criteria are met.

Stock-based Compensation

We do not currently maintain a stock option plan for our management and employees.

Comprehensive Income

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  For the Company, comprehensive income (loss) consists of its net income (loss), the change in the currency translation adjustment, and any gain or loss on available-for-sale securities.

Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-13, Multiple Deliverable Revenue Arrangements (“ASU 2009-13”) which established guidance for accounting for multiple-deliverable revenue arrangements.  This guidance establishes a selling price hierarchy for determining the selling price of a deliverable; eliminates the residual method of allocation and requires arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and requires a vendor to determine its best estimate selling price in a manner consistent with that used to determine the selling price of the deliverable on a stand-alone basis.  This guidance also expands the required disclosures related to a vendor’s multiple-deliverable revenue arrangements.  The guidance is effective beginning July 15, 2010 with early adoption permitted.  We do not believe the adoption of this standard will have a material impact on our results of operations, financial condition, cash flows or disclosures.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 amends FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820-10”), to require additional disclosures regarding fair value measurements.  The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy.  This guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010.  We do not believe the adoption of this guidance will have a material impact on our financial statements.

Concentrations of risks - Geographic

As a result of the various acquisitions in 2003 through 2006, we now have offices, employees and customers in a variety of foreign countries.  Our four foreign-based subsidiaries are headquartered in Singapore; Caracas, Venezuela; Shanghai, Peoples Republic of China and Sao Paulo, Brazil.  For the three months ended March 31, 2010, RKM Suministros, C.A., based in Caracas, Venezuela, represented approximately 6% of our total revenue; Infotel, based in Singapore, represented approximately 2% of our total revenue; China Crescent Enterprises, Inc., based in Shanghai, China, represented approximately 58% of our total and UniOne, based in Sao Paulo, Brazil, represented approximately 15% of our total revenue.

Investment in unconsolidated affiliates/subsidiaries

Our investment in affiliates at March 31, 2010, is composed of an 8% equity position in RedMoon Broadband, Inc., This equity position does not represent a controlling interest in this company.

2. DESCRIPTION OF BUSINESS:

NewMarket Technology, Inc., is a Nevada corporation which conducts business from our headquarters in Dallas, Texas.  The Company was incorporated on February 19, 1997 as Nova Enterprises, Inc., changed its name to IPVoice Communications, Inc. in March of 1998, then to IPVoice.com, Inc. in May of 1999, back to IPVoice Communications, Inc. in January of 2001 and to NewMarket Technology, Inc., in July 2004.  We are involved in the information technology industry, principally voice-over- internet (VoIP) technology, systems integration, and wireless broadband technology.  We currently have domestic operations in Texas and international operations in The People’s Republic of China, Singapore, Venezuela, Colombia and Brazil.

3. STOCKHOLDERS’ EQUITY:

Common stock

The Company has authorized 300,000,000 shares of $0.001 par value common stock. We had 109,466,045 shares of common stock issued and outstanding at March 31, 2010.

During the first quarter of 2010, we issued 79,109,940 shares of common stock as follows:

•	The Company issued 20,066,377 shares of common stock to two parties in exchange for a $250,000 reduction in short-term debt.
•	The Company issued 7,915,020 shares of common stock to two parties for payment of legal services rendered. The shares were valued at $106,678.
•	The Company issued 51,128,543 shares of common stock pursuant to the conversion of 1,071 shares of Series J Preferred Stock.

Preferred stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock.  Rights and privileges of the preferred stock are determined by the Board of Directors prior to issuance.  We had  925 shares of Series C preferred, 41 shares of Series E preferred stock, 3,346 shares of Series J preferred stock, and 500 shares of Series K preferred stock issued and outstanding, at March 31, 2010.

For the three months ended March 31, 2010, we issued 51,128,543 shares of common stock pursuant to the conversion of 1,071 shares of Series J Convertible Preferred Stock.

In April 2009,  we  entered into a Debt  Restructure  and  Equity  Reorganization  Comprehensive  Agreement  ("Debt Restructure")  with GreenShield  Management  Company ("GreenShield"),  and ES Horizon, Inc. ("ES Horizon"), a company controlled by our Chairman of the Board.  Pursuant to the terms of the Debt Restructure, we issued 750 shares of the newly authorized Series J Convertible Preferred Stock to GreenShield and 500 shares of the newly authorized Series K Preferred Stock to ES Horizon.

Additionally, pursuant to the Debt Restructure, in the third quarter of 2009 GreenShield agreed to exchange 225 shares of Series F Preferred Stock, 835 shares of Series H Preferred Stock and 541 shares of Series I Preferred Stock for an equal number of shares of Series J Convertible Preferred Stock.

In October 2009, we entered into a Debt Restructure Agreement ("Second Debt  Restructure")  with GreenShield  and Timeless Investments, Ltd. ("Timeless"). Timeless  held  $2.0  million  in debt  (the  "Note  Participation") purchased  in  October  2009 from  Valens  Offshore  SPV II Corp.  and Valens Offshore SPV I, Ltd. (see Note 7). Timeless assigned $500,000 of the Note  Participation to GreenShield in October 2009.  The $2.0 million of total debt had a maturity date of November 10, 2010.

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

Warrants

In November 2007, we entered to a long-term financing arrangement. (See Note 5).  Pursuant to the terms of this financing, we issued warrants to purchase a total of 608,656 shares of common stock of the Company to two different parties.  These warrants are exercisable at a price of $4.40 per share and expire 5 years from the date of issuance.   The warrants were valued at the time of issuance at $536,540 using the Black-Scholes option valuation model.

As of March 31, 2010 the value of all outstanding warrants based on the Black-Scholes valuation model was $0.

5. INDEBTEDNESS:

In November, 2007, we and certain of our subsidiaries entered into a Security Agreement (the “Security Agreement”) withValens U.S. SPV I, LLC (“Valens US”) and Valens Offshore SPV II, LLC (“Valens Offshore,” and together with Valens US, the “Creditor Parties”). Pursuant to the terms of the Security Agreement, we issued a secured convertible term note to Valens US and Valens Offshore in the principal amounts of $1,800,000 and $2,200,000 respectively (collectively, the “Notes”). In addition, we issued a Revolving Note to Valens US, pursuant to which Valens committed to advance up to $3,000,000 to us (the “Revolving Note”).

We granted a security interest to Valens in each of our real or personal, tangible or intangible, property and assets. We also pledged the stock of our subsidiaries and other equity interests owned by us.  We also issued warrants to purchase shares of common stock of the Company to Valens Offshore and Valens US which are exercisable at a price of $4.40 per share (see Note 4).

In October 2008, the Revolving Note was cancelled at the request of the Company.

In April 2009, a third party purchased $1.25 million in principal value of the Notes from the Creditor Parties. In October 2009, two parties purchased the remaining principal balance of the Notes from the Creditor Parities.  The debt, inclusive of accrued interest, was exchanged for the issuance of certain preferred securities.  (See Note 3).  Pursuant to this transaction all security interests previously granted to the Creditor Parties was released.

6.  AVAILABLE FOR SALE SECURITIES

As of March 31, 2010, we own 1.4 million shares of common stock of VirtualHealth Technologies, Inc. (“VirtualHealth”) and 336,800 shares of AlterNet Systems, Inc. (“AlterNet”).  These shares have been classified as available for sale securities in which unrealized gains (losses) are recorded to shareholders’ equity.  At March 31, 2010, all shares held by us of VirtualHealth and AlterNet common stock are tradable.  Based upon the closing price of $0.17 per share, the market value of the VirtualHealth common shares at March 31, 2010 was $238,000.  Based upon the closing price of $0.075 per share, the market value of the AlterNet common shares at March 31, 2010 was $25,260.

7. EARNINGS PER SHARE:

For the Three Months Ended March 31, 2009:

	Income/(Loss) (Numerator)		Shares Denominator)	Per-Share Amount
Basic EPS:
Loss attributable to common stockholders	$	(493,661)	12,246,309	$	(0.04)
Effect of Dilutive Securities:
Convertible preferred stock		0	2,753,691
Convertible debt		0	0
Diluted EPS:
Loss attributable to common stockholders + assumed conversions	$	(493,661)	15,000000	$	(0.03)

For the Three Months Ended March 31, 2010:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS:
Income available to common stockholders	$425,111	58,453,265	$0.01
Effect of Dilutive Securities:
Convertible preferred stock	0	5,845,327
Convertible debt	0	0
Diluted EPS:
Income available to common stockholders + assumed conversions	$425,111	64,298,592	$0.01

8. DISCONTINUED OPERATIONS:

In October 2003, Intercell International Corp., the predecessor company of our Chinese subsidiary, acquired a controlling 60% equity interest in Brunetti, LLC (“Brunetti”) in exchange for a cash contribution to Brunetti.  In January 2004, Intercell acquired the remaining 40% equity interest in Brunetti in exchange for an additional cash contribution to Brunetti.  In October 2004, Intercell discontinued the operations of Brunetti and implemented steps to liquidate the assets of Brunetti.  In March, 2005, Brunetti filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 7 of Title 7 of the U.S. Bankruptcy Code.

In November, 2009, we discontinued the operations of our IP Global Voice/Corsa subsidiary (“IP Global”).

At March 31, 2010, the carrying values of those assets and liabilities (presented as assets and liabilities of discontinued operations) are as follows:

		IPGV/
	Brunetti	Corsa

Cash	$9,377	$-
Prepaid expenses	-	121,205
Accounts receivable		171,852
Intangibles		208,426
Fixed assets	-	36,464

Total assets	$9,377	$537,947

Accounts payable	$179,473	$147,110
Related party payable	25,035	-
Accrued expenses	93,440	424,186
Short-term debt	10,735	-

Total liabilities	$308,683	$571,296

Brunetti and IP Global reported no revenues or income during the three months ended March 31, 2010.

9.  INCOME TAXES

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.  We have net operating loss carry-forwards for income tax purposes of approximately $18,800,000 which expire beginning December 31, 2117.  There may be certain limitations on our ability to utilize the loss carry-forwards in the event of a change of control, should that occur. In addition, we amortize goodwill for income tax purposes, but not for reporting purposes. The amount recorded as a deferred tax asset, cumulative as of March 31, 2010, is $19,807,000, which represents the amount of tax benefits of the loss carry-forwards and goodwill amortization.  The Company has established a valuation allowance for this deferred tax asset of $19,807,000.  The significant components of the net deferred tax asset as of  March 31, 2010 are:

Net operating losses	$18,800,000
Goodwill amortization	1,007,000
Valuation allowance	(19,807,000)
Net deferred tax asset	$0

10. COMMITMENTS AND CONTINGENCIES:

Leases

Our corporate headquarters operates out of approximately 2,800 square feet of leased facilities located at 14860 Montfort Drive, Suite 210, Dallas, Texas 75254. The lease expires on December 31, 2010. The monthly rental payments are $3,100. We have a number of additional leases for office space associated with our subsidiary operating companies.

Litigation

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. Although the amount of any liability that could arise with respect to currently pending actions cannot be accurately predicted, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

11.   SUBSEQUENT EVENTS:

In April 2010, we issued 39,471,504 shares of common stock pursuant to the conversion of 375 shares of Series J Convertible Preferred Stock.

In April 2010, we settled a lawsuit with a vendor of our IP Global Voice subsidiary with the issuance of a $715,000 unsecured promissory note with a six month term.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor for Forward-Looking Statements

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this report.

Information contained herein contains forward-looking statements,  You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control.  Forward-looking statements include information concerning our possible and assumed future results of operations, including descriptions of our business strategy.  The statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or other similar expressions.  These statements are based on assumptions that we have made in light of our experience and well as perceptions of historical trends, current conditions, expected future developments, and other factors we believe are appropriate under the circumstances.  Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financials results or results of operations and could cause actual results to differ materially from those on the forward-looking statements.  These factors include, but are not limited to, competition from existing and future competitors, failure to maintain and develop business, failure to increase or maintain the number of customers we have, downturns in the economies and/or industries that we serve, and the failure to attract or keep qualified professionals we employ.  These factors and others discussed in detail in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should keep in mind that any forward-looking statements made by us herein, or elsewhere, speaks only as of the date on which we made it.  New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us.  We have no obligation to update any forward-looking statements after the date hereof, except as required by federal securities laws.

Links to all of our filings, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, information statements and other material information concerning us are available on the Investor Relations page of our website at www.NewmarketTechnology.com .

Critical accounting policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-K fiscal year 2009.  There have been no material changes to our critical accounting policies as of March 31, 2010.

Overview

We believe our strategy, introduced in June of 2002, to package proprietary technology products and services with recognized brand names and to pursue sales in the high demand IP communications, wireless broadband and systems integration markets will be successful.   In 2005, we initiated an expansion of our business model through the launch of sister operations in Latin America and Asia. Part of the Company’s growth strategy includes expansion into high-growth developing economic regions.  These developing economic regions provide both an environment for accelerated growth as well as a parallel platform for acquiring early stage subsidiary technology companies and developing them into mainstream technology service and product companies.  We plan for our long-term growth to be achieved through a combination of acquisitions and organic sales growth.

Recent Developments

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

In March 2010, General Hugh G. Robinson (ret.), a member of our Board of Directors since 2006, passed away.  We are currently considering potential replacement candidates.

Results of Operations

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Revenue increased 33% from $19,335,521 for the quarter ended March 31, 2009 to $25,652,226 for the quarter ended March 31, 2010.  Revenue from our Chinese systems integration subsidiary increased 102% for the quarter.  This was offset by a 33% decline in revenue in our domestic subsidiary for the quarter.  Revenue was essentially flat in our other subsidiaries compared the same period last year.

Cost of sales increased 33% from $16,315,267 for the quarter ended March 31, 2009 to $21,713,693 for the quarter ended March 31, 2010 due to the corresponding overall increase in sales. Our gross margin, as a percentage of sales was 15% and 16% for the quarters ended March 31, 2010 and 2009, respectively. We plan to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the Company grows, such as entering into higher margin outsourcing agreements.

General and administrative expenses increased 2% to $3,249,670 for the quarter ended March 31, 2010 from $3,194,324 for the quarter ended March 31, 2009.  The increase is primarily the result of increased expenses in our Chinese operating subsidiary as a result of the acquisition of two new operating subsidiaries in the fourth quarter of 2009.

Depreciation and amortization expense increased 28% from $35,429 for the quarter ended March 31, 2009 to $45,435 for the quarter ended March 31, 2010. Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

We reported net income of $425,111 for the quarter ended March 31, 2010 after accounting for the non-controlling interest in a consolidated subsidiary, compared to a net loss of $493,661 for the quarter ended March 31, 2009. The increase was due to an increase in operating expenses. Comprehensive net loss, which is adjusted to compensate for the risk associated with foreign profits and the potential conversion of foreign currency, as well as the change in market value of available-for-sale securities, increased from comprehensive net loss of $215,100 for the quarter ended March 31, 2009 to $722,706 for the quarter ended March 31, 2010.

Liquidity and Capital Resources

Our cash balance at March 31, 2010 decreased $1,033,397 from $5,620,946 as of December 31, 2009, to $4,587,549.  The decrease was the result of a combination of cash used in financing activities of $1,225,663 and the effect of exchange rates on cash of $455,832, offset by cash provided by operating activities of $556,173 and cash provided by investing activities of $91,925. Operating activities for the three months ended March 31, 2010 exclusive of changes in operating assets and liabilities provided $519,921, as well as a decrease in inventory of $616,350 and an increase in accounts payable and accrued expenses of $1,095,073, offset by an increase in accounts receivable of $879,531 an increase in prepaid expenses of $753,345 and a decrease in deposits of $42,295.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II—OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are involved from time to time in various legal actions.  We are not currently aware, however, of any actions that management believes would materially adversely affect the business, financial conditions or results of operations.  We may be subject to future claims which would cause it to incur significant expenses or damages, including from subsidiaries that have previously been acquired.  If we acquire or consolidate additional subsidiaries in the future, we may assume obligations and liabilities of such entities.

We not aware of any contemplated legal proceeding by a governmental authority in which we may be involved.

ITEM 1A.  RISK FACTORS

No material changes in the risks related to our business have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2009.   You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q.  You should be aware that these risk factors may not describe every risk facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.1	Annual Report for the year ended December 31, 2009, as filed in Company’s Form 10-K April 23, 2010, and incorporated herein by reference

31.1 *	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

NewMarket Technology, Inc.
(Registrant)

Date: May 26, 2010	By: /s/ Bruce Noller Bruce Noller Chief Executive Officer
(Principal Executive Officer)

Date: May 26, 2010	By: /s/ Philip J. Rauch Philip J. Rauch Chief Financial Officer (Principal Financial Officer)