Form 10-Q
period 2010-06-30
NewMarket Technology Inc
filed 2010-08-23
CIK 1092083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark-One)
(x)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes          No ___  (not required)

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
As of August 23, 2010, the registrant had 426,080,995 shares of common stock outstanding.

INDEX
NEWMARKET TECHNOLOGY, INC.

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

NewMarket Technology, Inc.
Consolidated Balance Sheet

ASSETS	June 30, 2010	December 31, 2009
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$5,825,612	$5,620,946
Accounts receivable	31,391,405	30,644,855
Inventory	3,629,951	3,593,219
Prepaid expenses and other current assets	2,217,265	2,364,068
Total current assets	43,064,233	42,223,088

PROPERTY AND EQUIPMENT, NET	670,285	829,412

OTHER ASSETS
Notes receivable including accrued interest	5,114,961	4,715,183
Investment in unconsolidated subsidiares	1,383,469	1,492,013
Goodwill	13,569,463	13,569,463
Available for sale securities	208,462	303,576
Intangibles	2,597	2,597
Total other assets	20,278,952	20,082,832

Total assets	$64,013,470	$63,135,332

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$12,751,055	$12,683,296
Accrued expenses and other liabilities	3,102,334	2,424,000
Customer deposits	342,033	186,634
Liabilities of discontinued operations	146,312	342,033
Long term debt, current portion	690,348	983,680
Short term debt	1,925,091	3,107,943
Total current liabilities	18,957,173	19,727,586

Long-term debt	859,306	1,131,683

Total liabilities	19,816,479	20,859,269

EQUITY
Preferred stock; $.001 par value; 10,000,000 shares authorized;
Series C 925 and 925; Series E 41 and 41; Series J 2,605
and 4,417; Series K 500 and 500 shares issued and
outstanding at June 30, 2010 and
December 31, 2009, respectively	4	5
Common stock; $.001 par value; 300,000,000 shares authorized;
258,191,688 and 109,466,045 shares issued and outstanding
at June 30, 2010 and December 31, 2009, respectively	258,192	30,356
Deferred compensation	-	(49,375)
Additional paid-in capital	59,339,317	59,126,561
Accumulated comprehensive income	1,509,711	2,356,330
Accumulated deficit	(21,275,035)	(22,769,669)
Total NewMarket Technology, Inc. stockholders' equity	39,832,189	38,694,208
Non-controlling interest	4,364,802	3,584,855
Total equity	44,196,991	42,279,063

Total liabilities and equity	$64,013,470	$63,138,332

NewMarket Technology, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUE	$29,803,347	$24,538,825	$55,455,573	$43,874,346

COST OF SALES	24,674,040	19,234,044	46,387,734	35,549,311

Gross Margin	5,129,307	5,304,781	9,067,839	8,325,035

OPERATING EXPENSES
Selling, general and administrative expenses	3,331,658	3,237,804	6,581,328	6,432,128
Depreciation and amortization	47,296	41,910	92,731	77,339
Recovery of bad debt	-	-	-	(50,474)
Total expenses	3,378,954	3,279,714	6,674,059	6,458,993

Income (loss) from operations	1,750,353	2,025,067	2,393,780	1,866,042

OTHER INCOME (EXPENSE)
Interest income	131,899	128,879	262,847	267,724
Interest expense	(146,332)	(278,318)	(275,354)	(510,311)
Foreign currency transaction gain (loss)	144	513	(3,401)	195
Bad debt expense	-	-	-	(20,953)
Other income (expense)	(35,544)	(37,195)	160,154	(50,862)
Total other income (expense)	(49,833)	(186,121)	144,246	(314,207)

Net income before income tax and
non-controlling interest	1,700,520	1,838,946	2,538,026	1,551,835
Foreign income tax (credit)	113,841	(59,308)	199,949	(4,302)
Non-controlling interest in consolidated subsidiary	517,154	689,145	843,443	821,446

Net income	1,069,525	1,209,109	1,494,634	734,691

Other comprehensive income (loss)
Gain (loss) on available for sale securities	(54,798)	(14,000)	(95,114)	(14,000)
Foreign currency translation gain	355,996	(1,097,611)	(751,505)	(805,050)

Comprehensive income (loss)	$1,370,723	$97,498	$648,015	$(84,359)

Income (loss) per weighted-average common share-basic	$0.01	$0.09	$0.01	$0.06
Income (loss) per weighted-average common share-diluted	$0.01	$0.08	$0.01	$0.05

Number of weighted average common shares o/s-basic	162,279,627	13,752,180	110,653,259	13,003,404
Number of weighted average common shares o/s-diluted	178,507,590	15,000,000	121,718,585	15,000,000

See accompanying notes to consolidated financial statements.

NEWMARKET TECHNOLOGY, INC.
STOCKHOLDERS' EQUITY
AS OF JUNE 30, 2010
							Accumulated
	Number of Shares		Par Value of Shares		Additional	Deferred	Comprehensive	Accumulated	Stockholders'
	Preferred	Common	Preferred	Common	Paid-In Capital	Compensation	Income	Deficit	Equity

STARTING BALANCE, 12/31/09	5,483	30,356,105	$6	$30,356	$59,126,561	$(49,375)	$2,356,330	$(22,769,669)	$38,694,209

Conversion of preferred stock	(1,812)	179,405,613	(2)	179,406	(179,404)				-

Common stock issued for conversion		13,572,871		13,573	156,427				170,000
of note payable

Common stock issued to settle debt		6,493,506		6,493	73,507				80,000

Common stock issued for trade payables		28,363,594		28,364	162,226				190,590

Amortization of deferred compensation						49,375			49,375

Other comprehensive income (loss)							(846,619)		(846,619)

Net income								1,494,634	1,494,634

ENDING BALANCE, 6/30/10	3,671	258,191,689	$4	$258,192	$59,339,317	$-	$1,509,711	$(21,275,035)	$39,832,189

NewMarket China, Inc.
Consolidated Statement of Cash Flows
Six months ended June 30,
(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,494,634	$734,691
Adjustments to reconcile net earnings to net cash
provided (used) by operating activities:
Recovery of bad debt	-	50,474
Stock issued for services and amortization of
deferred compensation	49,375	260,508
Depreciation and amortization	92,731	77,339
Changes in operating assets and liabilities:	-	-
(Increase) decrease in accounts receivable	(746,550)	1,549
(Increase) decrease in inventory	(36,732)	(1,139,912)
(Increase) decrease in prepaid expenses	146,803	1,908,817
Increase (decrease) in accounts payable	67,759	(271,904)
Increase (decrease) in deposits	(37,322)	297,862
Increase (decrease) in accrued expenses and other payables	678,334	525,140
Net cash provided (used) by operating activities	1,709,032	2,444,564

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in accrued interest receivable	(250,000)	(250,000)
Notes receivable advances	(149,778)	(186,571)
Purchase of property and equipment	(541,515)	(52,844)
Net cash used by investing activities	(941,293)	(489,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term borrowings	(565,709)	-
Payments on short-term line-of-credit	(1,182,852)	(335,779)
Net cash used by financing activities	(1,748,561)	(335,779)

Effect of exchange rates on cash	1,185,488	(2,303,059)

Net increase (decrease) in cash and equivalents	204,666	(683,689)

CASH, beginning of period	5,620,946	4,960,869

CASH, end of period	$5,825,612	$4,277,180

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$-	$510,311

Non-cash Financing Activities:
Common stock issued to settle debt	$250,000	$250,000
Common stock issued to settle trade payables	$190,590	$-
Preferred stock issued to settle debt	$-	$1,250,000

NEWMARKET TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010

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

In June 2009, we filed a certificate of amendment of our Certificate of Incorporation to effect a reverse split of the common stock issued and outstanding on a one new share for twenty old shares basis. These actions were effective in July, 2009, and the Consolidated Balance Sheet, the Statement of Shareholder’s Equity and information presented in the Notes to the Consolidated Financial Statements have been adjusted to reflect the effect of the reverse stock split.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by general accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at June 30, 2010 and the results of operations and comprehensive income (loss), stockholders’ equity and cash flows for all periods presented. The consolidated results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of the Company included in our annual report on Form 10-K for the year ended December 31, 2009.

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

At June 30, 2010, we did not record any income or loss, nor adjust our investment account, by the net income or loss of the affiliates, as the actual equity percentage paid for the investments was less than 10%, with a concurrent de minimus net income/loss related thereto.

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

Other Assets

Available-for-sale securities consist of 1.4 million shares of the common stock of VHGI Holdings, Inc. and 336,800 shares of Alternet Systems, Inc. (See Note 6). These securities are carried at fair value based upon quoted market prices.  Unrealized gains and losses are computed on the average cost basis and are reported as a separate component of comprehensive income, included as a separate item in stockholders’ equity.  Realized gains, realized losses and declines in value judged to be other-then temporary, are included in other income (expense).

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

Stock compensation for services rendered

We may issue shares of common stock in exchange for services rendered.  The costs of the services are valued according to accounting principles generally accepted in the United States and are charged to operations as earned.

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

Concentrations of risks - Geographic

As a result of the various acquisitions in 2003 through 2006, we now have offices, employees and customers in a variety of foreign countries.  Our four foreign-based subsidiaries are headquartered in Singapore; Caracas, Venezuela; Shanghai, Peoples Republic of China and Sao Paulo, Brazil.  For the six months ended June 30, 2010, RKM Suministros, S.A., based in Caracas, Venezuela, represented approximately 8% of our total revenue; Infotel, based in Singapore, represented approximately 2% of our total revenue; China Crescent Enterprises, Inc., based in Shanghai, China, represented approximately 57% of our total and UniOne, based in Sao Paulo, Brazil, represented approximately 16% of our total revenue.

Investment in unconsolidated affiliates/subsidiaries

Our investment in affiliates at June 30, 2010, is composed of an 8% equity position in RedMoon Broadband, Inc. This equity position does not represent a controlling interest in this company.

2. DESCRIPTION OF BUSINESS:

NewMarket Technology, Inc., is a Nevada corporation which conducts business from our headquarters in Dallas, Texas.  The Company was incorporated on February 19, 1997 as Nova Enterprises, Inc., changed its name to IPVoice Communications, Inc. in March of 1998, then to IPVoice.com, Inc. in May of 1999, back to IPVoice Communications, Inc. in January of 2001 and to NewMarket Technology, Inc., in July 2004.  We are involved in the information technology industry, principally systems integration, technology services outsourcing, software licensing and hardware sales and wireless broadband technology.  We currently have domestic operations in Texas and international operations in The People’s Republic of China, Singapore, Venezuela, Colombia and Brazil.

3. STOCKHOLDERS’ EQUITY:

Common stock

The Company has authorized 2,000,000,000 shares of $0.001 par value common stock. We had 258,191,688 shares of common stock issued and outstanding at June 30, 2010.

During the second quarter of 2010, we issued 148,725,643 shares of common stock as follows:

•	The Company issued 20,448,574 shares of common stock pursuant to two agreements to exchange $83,912 in trade payables for equity.
•	The Company issued 128,277,069 shares of common stock pursuant to the conversion of 741 shares of Series J Preferred Stock.

In June 2010, we filed a Definitive Information Statement on Schedule 14C indicating that our Board of Directors had authorized an amendment to our Articles of Incorporation increasing the number of authorized common shares from three-hundred million (300,000,000) to two billion (2,000,000,000).  This action was effective on June 28, 2010.

Preferred stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock.  Rights and privileges of the preferred stock are determined by the Board of Directors prior to issuance.  We had  925 shares of Series C preferred, 41 shares of Series E preferred stock, 2,605 shares of Series J preferred stock, and 500 shares of Series K preferred stock issued and outstanding, at June 30, 2010.

For the three months ended June 30, 2010, we issued 128,277,069 shares of common stock pursuant to the conversion of 741 shares of Series J Convertible Preferred Stock.

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

Warrants

In November 2007, we entered into a long-term financing arrangement. (See Note 5).  Pursuant to the terms of this financing, we issued warrants to purchase a total of 608,656 shares of common stock of the Company to two different parties.  These warrants are exercisable at a price of $4.40 per share and expire 5 years from the date of issuance.   The warrants were valued at the time of issuance at $536,540 using the Black-Scholes option valuation model.

As of June 30, 2010 the value of all outstanding warrants based on the Black-Scholes valuation model was $0.

5. INDEBTEDNESS:

In November, 2007, we and certain of our subsidiaries entered into a Security Agreement (the “Security Agreement”) with Valens U.S. SPV I, LLC (“Valens US”) and Valens Offshore SPV II, LLC (“Valens Offshore,” and together with Valens US, the “Creditor Parties”). Pursuant to the terms of the Security Agreement, we issued a secured convertible term note to Valens US and Valens Offshore in the principal amounts of $1,800,000 and $2,200,000 respectively (collectively, the “Notes”). In addition, we issued a Revolving Note to Valens US, pursuant to which Valens committed to advance up to $3,000,000 to us (the “Revolving Note”).

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

6.  AVAILABLE FOR SALE SECURITIES

As of June 30, 2010, we own 1.4 million shares of common stock of VHGI Holdings, Inc. (“VHGI”) and 336,800 shares of Alternet Systems, Inc. (“Alternet”).  These shares have been classified as available for sale securities in which unrealized gains (losses) are recorded to shareholders’ equity.  At June 30, 2010, all shares held by us of VHGI and Alternet common stock are tradable.  Based upon the closing price of $0.14 per share, the market value of the VHGI common shares at June 30, 2010 was $196,000. Based upon the closing price of $0.037 per share, the market value of the Alternet common shares at June 30, 2010 was $12,462.

7. EARNINGS PER SHARE:

For the Three Months Ended June 30, 2009:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS:
Income available to common stockholders	$1,209,109	13,752,180	$0.09
Effect of Dilutive Securities:
Convertible preferred stock	0	1,247,820
Convertible debt	0	0
Diluted EPS:
Income available to common stockholders + assumed conversions	$1,209,109	15,000,000	$0.08

For the Three Months Ended June 30, 2010:
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS:
Income available to common stockholders	$1,069,525	162,279,627	$0.01
Effect of Dilutive Securities:
Convertible preferred stock	0	16,227,963
Convertible debt	0	0
Diluted EPS:
Income available to common stockholders + assumed conversions	$1,069,525	178,507,590	$0.01

For the Six Months Ended June 30, 2009:
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS:
Income available to common stockholders	$734,691	13,003,404	$0.06
Effect of Dilutive Securities:
Convertible preferred stock	0	1,996,596
Convertible debt	0	0
Diluted EPS:
Income available to common stockholders + assumed conversions	$734,691	15,000,000	$0.05

For the Six Months Ended June 30, 2010:
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS:
Income available to common stockholders	$1,494,636	110,653,259	$0.01
Effect of Dilutive Securities:
Convertible preferred stock	0	11,065,326
Convertible debt	0	0
Diluted EPS:
Income available to common stockholders + assumed conversions	$1,494,636	121,718,585	$0.01

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

In November, 2009, we discontinued the operations of our IP Global Voice/Corsa subsidiary (“IP Global”).

At June 30, 2010, the carrying values of those assets and liabilities (presented as assets and liabilities of discontinued operations) are as follows:

		IPGV/
	Brunetti	Corsa

Cash	$9,377	$-
Prepaid expenses	-	121,205
Accounts receivable		171,852
Intangibles		208,426
Fixed assets	-	36,464

Total assets	$9,377	$537,947

Accounts payable	$179,473	$147,110
Related party payable	25,035	-
Accrued expenses	93,440	424,186
Short-term debt	10,735	-

Total liabilities	$308,683	$571,296

Brunetti and IP Global reported no revenues or income during the three and six months ended June 30, 2010.

9.  INCOME TAXES

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.  We have net operating loss carry-forwards for income tax purposes of approximately $18,800,000 which expire beginning December 31, 2117.  There may be certain limitations on our ability to utilize the loss carry-forwards in the event of a change of control, should that occur. In addition, we amortize goodwill for income tax purposes, but not for reporting purposes. The amount recorded as a deferred tax asset, cumulative as of June 30, 2010, is $19,807,000, which represents the amount of tax benefits of the loss carry-forwards and goodwill amortization.  The Company has established a valuation allowance for this deferred tax asset of $19,807,000.  The significant components of the net deferred tax asset as of  June 30, 2010 are:

Net operating losses	$18,800,000
Goodwill amortization	1,007,000
Valuation allowance	(19,807,000)
Net deferred tax asset	$ 0

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

11.   SUBSEQUENT EVENTS:

In July 2010, we issued 96,536,428 shares of common stock pursuant to the conversion of 130 shares of Series J Convertible Preferred Stock.

On June 29, 2010 we entered into an Agreement and Plan of Merger (“Merger Agreement”) with our 90% owned subsidiary, NewMarket Latin America, Inc. (“NMLA”). This was a statutory parent-subsidiary merger and the shareholders of NMLA (excluding the Company) will receive in the third quarter of 2010 an aggregate of approximately 4,197,500 shares of our common stock in exchange for their holdings in NMLA.

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

Critical accounting policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-K fiscal year 2009.  There have been no material changes to our critical accounting policies as of June 30, 2010.

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

Recent Developments

The NewMarket Technology Greenfield Partnership Program (the “Greenfield Program”) was introduced by us in 2009 to accelerate and enhance the introduction of new technology innovations into new markets, including those markets with diversified, high growth opportunities. Greenfield Program participant companies were chosen to participate in the partnership program based on their technology and service offerings, in conjunction with the emerging geographic markets in which they operate. We are a re-seller of Greenfield Partnership Program participant company technologies and provide basic back office support to the companies as they establish and grow their operations. Additionally, we provide cross-selling channels for participant companies with complementary technologies. Current Greenfield Program participant companies include Alternet Systems, Inc. (“Alternet”), Savannah East Africa, Inc. (“Savannah”) and NuMobile, Inc. (“NuMobile”).  In April, 2010 the Greenfield Program began expansion efforts into Vietnam with new partner,  SEA Tiger.

In March 2010, General Hugh G. Robinson (ret.), a member of our Board of Directors since 2006, passed away.  We are currently considering potential replacement candidates.

In April 2010, we introduced Project 510 which is an extension to the Greenfield Partnership Program and a later stage, incubation program beyond the Greenfield Program that is designed to aid partner companies with further access to OTC exchange and private equity investment opportunities after exiting the Greenfield Program.

In June 2010, we ended discussions with Worldwide Strategies, Inc. (“WWSG”) for the reverse merger of our Latin American operations.  We were unable to successfully negotiate the terms of a definitive agreement with WWSG.

In the third quarter of 2010, we plan to begin business development to expand our operations into India.   India is a recognized global technology services outsourcing resource, and we have been developing plans to expand our outsourcing services, established in 2009, through geographic expansion into India.

Results of Operations

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Revenue increased 21% from $24,538,825 for the quarter ended June 30, 2009 to $29,803,347 for the quarter ended June 30, 2010.  Revenue from our Chinese systems integration subsidiary increased 75% for the quarter.  This was offset by a 27% decline in revenue in our domestic subsidiary for the quarter.  Revenue was essentially flat in our other subsidiaries compared to the same period last year.

Cost of sales increased 28% from $19,234,044 for the quarter ended June 30, 2009 to $24,674,040 for the quarter ended June 30, 2010 due to the corresponding overall increase in sales. Our gross margin, as a percentage of sales was 17% and 22% for the quarters ended June 30, 2010 and 2009, respectively. We plan to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the Company grows, such as entering into higher margin outsourcing agreements.

General and administrative expenses increased 3% to $3,331,658 for the quarter ended June 30, 2010 from $3,237,804 for the quarter ended June 30, 2009.  The increase is primarily the result of increased expenses in our Chinese operating subsidiary as a result of the acquisition of two new operating subsidiaries in the fourth quarter of 2009.

Depreciation and amortization expense increased 13% from $41,910 for the quarter ended June 30, 2009 to $47,296 for the quarter ended June 30, 2010. Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

We reported net income of $1,069,525 for the quarter ended June 30, 2010 after accounting for the non-controlling interest in a consolidated subsidiary, compared to net income of $1,209,109 for the quarter ended June 30, 2009, a decrease of 12%. The decrease was due to a decrease in gross margin and an increase in operating expenses. Comprehensive net income, which is adjusted to compensate for the risk associated with foreign profits and the potential conversion of foreign currency, as well as the change in market value of available-for-sale securities, increased from $97,498 for the quarter ended June 30, 2009 to $1,370,723 for the quarter ended June 30, 2010.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Revenue increased 26% from $43,874,346 for the six months ended June 30, 2009 to $55,455,573 for the six months ended June 30, 2010.  Revenue from our Chinese systems integration subsidiary increased 87% for the six months.  This was offset by a 30% decline in revenue in our domestic subsidiary for the six months.  Revenue was essentially flat in our other subsidiaries compared to the same period last year.

Cost of sales increased 30% from $35,549,311 for the six months ended June 30, 2009 to $46,387,734 for the six months ended June 30, 2010 due to the corresponding overall increase in sales. Our gross margin, as a percentage of sales was 16% and 19% for the six months ended June 30, 2010 and 2009, respectively. We plan to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the Company grows, such as entering into higher margin outsourcing agreements.

General and administrative expenses increased 2% to $6,581,328 for the six months ended June 30, 2010 from $6,432,128 for the six months ended June 30, 2009.  The increase is primarily the result of increased expenses in our Chinese operating subsidiary as a result of the acquisition of two new operating subsidiaries in the fourth quarter of 2009.

Depreciation and amortization expense increased 20% from $77,339 for the six months ended June 30, 2009 to $92,731 for the six months ended June 30, 2010. Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

We reported net income of $1,494,634 for the six months ended June 30, 2010 after accounting for the non-controlling interest in a consolidated subsidiary, compared to net income of $734,691 for the six months ended June 30, 2009, an increase of 103%.  The increase was due primarily to an increase in gross margin, as well as a decrease in interest expenses. Comprehensive net income, which is adjusted to compensate for the risk associated with foreign profits and the potential conversion of foreign currency, as well as the change in market value of available-for-sale securities, increased from comprehensive net loss of $84,359 for the six months ended June 30, 2009 to comprehensive net income of $648,015 for the six months ended June 30, 2010.

Liquidity and Capital Resources

Our cash balance at June 30, 2010 increased $204,666 from $5,620,946 as of December 31, 2009, to $5,825,612.  The increase was the result of a combination of cash provided by operating activities of $1,709,032 and the effect of exchange rates on cash of $1,185,488, offset by cash used in investing activities of $941,293 and cash used in financing activities of $1,748,561. Operating activities for the six months ended June 30, 2010 exclusive of changes in operating assets and liabilities provided $1,636,740, as well as a decrease in prepaid expenses of $146,803 and an increase in accounts payable and accrued expenses of $746,093, offset by an increase in accounts receivable and inventory of $783,282 and a decrease in deposits of $37,322.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT
NO.	DESCRIPTION OF EXHIBIT

10.1	Annual Report for the year ended December 31, 2009, as filed in Company’s Form 10-K April 23, 2010, and incorporated herein by reference

31.1 *	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Bruce Noller, Chief Executive Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Philip J. Rauch, Chief Financial Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed Herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NewMarket Technology, Inc.
(Registrant)

Date: August 23, 2010	By: /s/ Bruce Noller Bruce Noller Chief Executive Officer
(Principal Executive Officer)

Date: August 23, 2010	By:/s/ Philip J. Rauch Philip J. Rauch Chief Financial Officer (Principal Financial Officer)