Form 10-Q
period 2010-09-30
NewMarket Technology Inc
filed 2010-11-22
CIK 1092083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark-One)
(x)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [ ✓]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ____     No  X

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
As of November 22, 2010, the registrant had 914,553,137 shares of common stock outstanding.

INDEX
NEWMARKET TECHNOLOGY, INC.

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

NewMarket Technology, Inc.
Consolidated Balance Sheet

ASSETS	September 30, 2010	December 31, 2009
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$6,656,123	$5,620,946
Accounts receivable	24,460,345	30,644,855
Inventory	3,098,662	3,593,219
Prepaid expenses and other current assets	4,309,059	2,364,068
Total current assets	38,524,189	42,223,088

PROPERTY AND EQUIPMENT, NET	648,677	829,412

OTHER ASSETS
Notes receivable including accrued interest	5,361,679	4,715,183
Investment in unconsolidated subsidiares	1,419,381	1,492,013
Goodwill	13,569,463	13,569,463
Available for sale securities	31,996	303,576
Intangibles	2,597	2,597
Total other assets	20,385,116	20,082,832

Total assets	$59,557,982	$63,135,332

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$5,789,395	$12,683,296
Accrued expenses and other liabilities	2,865,009	2,424,000
Customer deposits	202,403	183,634
Liabilities of discontinued operations	146,312	342,033
Long term debt, current portion	440,348	983,680
Short term debt	2,052,632	3,107,943
Total current liabilities	11,496,099	19,724,586

Long-term debt	1,383,128	1,131,683

Total liabilities	12,879,227	20,856,269

EQUITY
Preferred stock; $.001 par value; 10,000,000 shares authorized;
Series C 925 and 925; Series E 41 and 41; Series J 2,226
and 4,417; Series K 500 and 500 shares issued and
outstanding at September 30, 2010 and
December 31, 2009, respectively	4	5
Common stock; $.001 par value; 300,000,000 shares authorized;
831,219,804 and 30,356,105 shares issued and outstanding
at September 30, 2010 and December 31, 2009, respectively	831,220	30,356
Deferred compensation	-	(49,375)
Additional paid-in capital	58,873,817	59,126,561
Accumulated comprehensive income	2,155,522	2,356,330
Accumulated deficit	(18,784,998)	(22,769,669)
Total NewMarket Technology, Inc. stockholders' equity	43,075,565	38,694,208
Non-controlling interest in consolidated subsidiary	3,603,190	3,584,855
Total equity	46,678,755	42,279,063

Total liabilities and equity	$59,557,982	$63,135,332

See accompanying notes to consolidated financial statements.

NewMarket Technology, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUE	$30,178,308	$31,707,269	$85,633,881	$75,581,615

COST OF SALES	23,578,579	25,617,769	69,966,313	61,167,080

Gross Margin	6,599,729	6,089,500	15,667,568	14,414,535

OPERATING EXPENSES
Selling, general and administrative expenses	3,933,597	4,459,612	10,514,925	10,891,740
Depreciation and amortization	49,263	38,228	141,994	115,567
Total expenses	3,982,860	4,497,840	10,656,919	11,007,307

Income (loss) from operations	2,616,869	1,591,660	5,010,649	3,407,228

OTHER INCOME (EXPENSE)
Interest income	126,441	128,737	389,288	396,461
Interest expense	(116,447)	(291,764)	(391,801)	(802,075)
Foreign currency transaction gain (loss)	(49,600)	4,543	(53,001)	4,737
Bad debt expense	-	-	-	(20,953)
Realized gain (loss) on held for sale securities	(168,000)	-	(168,000)	-
Other income (expense)	208,604	705,027	368,758	654,165
Total other income (expense)	998	546,543	145,244	232,335

Net income before income tax and
non-controlling interest	2,617,867	2,138,203	5,155,893	3,639,563
Foreign income tax (credit)	152,319	26,815	352,268	22,513
Non-controlling interest in consolidated subsidiary	24,489	556,153	818,954	1,377,599

Net income	2,441,059	1,555,235	3,984,671	2,239,451

Other comprehensive income (loss)
Gain (loss) on available for sale securities	698,534	14,000	603,420	70,000
Foreign currency translation gain	52,724	304,725	(804,229)	(1,690,775)

Comprehensive income (loss)	$3,192,317	$1,873,960	$3,783,862	$618,676

Income (loss) per weighted-average common share-basic	$0.01	$0.11	$0.02	$0.17
Income (loss) per weighted-average common share-diluted	$0.00	$0.08	$0.02	$0.15

Number of weighted average common shares o/s-basic	456,358,745	14,290,805	227,154,741	13,003,404
Number of weighted average common shares o/s-diluted	501,994,620	19,447,948	249,870,215	15,000,000

See accompanying notes to consolidated financial statements.

NEWMARKET TECHNOLOGY, INC.
STOCKHOLDERS' EQUITY
AS OF SEPTEMBER 30, 2010
							Accumulated
	Number of Shares		Par Value of Shares		Additional	Deferred	Comprehensive	Accumulated	Stockholders'
	Preferred	Common	Preferred	Common	Paid-In Capital	Compensation	Income	Deficit	Equity

STARTING BALANCE, 12/31/09	5,483	30,356,105	$6	$30,356	$59,126,561	$(49,375)	$2,356,330	$(22,769,669)	$38,694,209

Conversion of preferred stock	(2,191)	631,240,509	(2)	631,241	(631,239)				-

Common stock issued for conversion
of note payable		13,572,871		13,573	156,427				170,000

Common stock issued to settle debt		6,493,506		6,493	73,507				80,000

Common stock issued for trade payables		149,556,813		149,557	148,561				298,118

Amortization of deferred compensation						49,375			49,375

Other comprehensive income (loss)							(200,808)		(200,808)

Net income								3,984,671	3,984,671

ENDING BALANCE, 9/30/10	3,292	831,219,804	$4	$831,220	$58,873,817	$-	$2,155,522	$(18,784,998)	$43,075,565

NewMarket Technology, Inc.
Consolidated Statement of Cash Flows
Nine months ended September 30,
(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,984,671	$2,239,451
Adjustments to reconcile net earnings to net cash
provided (used) by operating activities:
Stock issued for services and amortization of
deferred compensation	49,375	334,383
Depreciation and amortization	141,994	115,567
Minority interest in consolidated subsidiary	818,954	1,377,599
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	6,184,510	(3,692,946)
(Increase) decrease in inventory	494,557	(1,268,616)
(Increase) decrease in prepaid expenses	(1,944,991)	1,238,134
Increase (decrease) in accounts payable	(6,893,901)	(794,473)
Increase (decrease) in deposits	15,769	277,758
Increase (decrease) in accrued expenses and other payables	441,009	924,489
Net cash provided (used) by operating activities	3,291,947	751,346

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in accrued interest receivable	(375,000)	(375,000)
Notes receivable advances	(281,496)	-
Sale of fixed assets	231,922	-
Purchase of property and equipment	-	(191,245)
Net cash used by investing activities	(424,574)	(566,245)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term borrowings	(1,055,311)	(166,666)
Payments on current portion of long term debt	(543,332)	-
Advances on long term debt	251,445	-
Payments on short-term line-of-credit	-	(749,215)
Net cash used by financing activities	(1,347,198)	(915,881)

Effect of exchange rates on cash	(484,998)	(515,947)

Net increase (decrease) in cash and equivalents	1,035,177	(1,246,727)

CASH, beginning of period	5,620,946	4,960,869

CASH, end of period	$6,656,123	$3,714,142

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$391,801	$802,075

Non-cash Financing Activities:
Common stock issued to settle debt	$250,000	$250,000
Common stock issued to settle trade payables	$298,119	$-
Preferred stock issued to settle debt	$-	$1,250,000

NEWMARKET TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by general accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at September 30, 2010 and the results of operations and comprehensive income (loss), stockholders’ equity and cash flows for all periods presented. The consolidated results of operations for the three and six months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of the Company included in our annual report on Form 10-K for the year ended December 31, 2009.

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

At September 30, 2010, we did not record any income or loss, nor adjust our investment account, by the net income or loss of the affiliates, as the actual equity percentage paid for the investments was less than 10%, with a concurrent de minimus net income/loss related thereto.

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

Concentrations of risks - Geographic

As a result of the various acquisitions in 2003 through 2006, we now have offices, employees and customers in a variety of foreign countries.  Our four foreign-based subsidiaries are headquartered in Singapore; Caracas, Venezuela; Shanghai, Peoples Republic of China and Sao Paulo, Brazil.  For the six months ended September 30, 2010, RKM Suministros, S.A., based in Caracas, Venezuela, represented approximately 6% of our total revenue; Infotel, based in Singapore, represented approximately 2% of our total revenue; China Crescent Enterprises, Inc., based in Shanghai, China, represented approximately 59% of our total and UniOne, based in Sao Paulo, Brazil, represented approximately 15% of our total revenue.

Investment in unconsolidated affiliates/subsidiaries

Our investment in affiliates at September 30, 2010, is composed of an 8% equity position in RedMoon Broadband, Inc. This equity position does not represent a controlling interest in this company.

2. DESCRIPTION OF BUSINESS:

NewMarket Technology, Inc., is a Nevada corporation which conducts business from our headquarters in Dallas, Texas.  The Company was incorporated on February 19, 1997 as Nova Enterprises, Inc., changed its name to IPVoice Communications, Inc. in March of 1998, then to IPVoice.com, Inc. in May of 1999, back to IPVoice Communications, Inc. in January of 2001 and to NewMarket Technology, Inc., in July 2004.  We are involved in the information technology industry, principally systems integration, technology services outsourcing, software licensing, hardware manufacturing and the sale of various technology products.  We currently have domestic operations in Texas and international operations in The People’s Republic of China, Singapore, Venezuela, Colombia and Brazil.

3. STOCKHOLDERS’ EQUITY:

Common stock

The Company has authorized 2,000,000,000 shares of $0.001 par value common stock. We had 831,219,804 shares of common stock issued and outstanding at September 30, 2010.

During the third quarter of 2010, we issued 573,028,116 shares of common stock as follows:

•	The Company issued 121,193,220 shares of common stock pursuant to two agreements to exchange $107,529 in trade payables for equity.
•	The Company issued 451,834,896 shares of common stock pursuant to the conversion of 379 shares of Series J Preferred Stock.

In October 2010, we filed a Definitive Information Statement in Schedule 14C indicating that our Board of Directors had authorized an amendment to our Articles of Incorporation to effect a reverse split of the common stock issued and outstanding on a one new share for two-hundred old shares basis. This action was passed by the written consent of our majority shareholder and should effective in December, 2010.

Preferred stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock.  Rights and privileges of the preferred stock are determined by the Board of Directors prior to issuance.  We had  925 shares of Series C preferred, 41 shares of Series E preferred stock, 2,226 shares of Series J preferred stock, and 500 shares of Series K preferred stock issued and outstanding, at September 30, 2010.

For the three months ended September 30, 2010, we issued 451,834,896 shares of common stock pursuant to the conversion of 379 shares of Series J Convertible Preferred Stock.

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

As of September 30, 2010 the value of all outstanding warrants based on the Black-Scholes valuation model was $0.

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

6.  AVAILABLE FOR SALE SECURITIES:

As of September 30, 2010, we own 336,800 shares of Alternet Systems, Inc. (“Alternet”).  These shares have been classified as available for sale securities in which unrealized gains (losses) are recorded to shareholders’ equity.  At September 30, 2010, all shares held by us Alternet common stock are tradable.  Based upon the closing price of $0.059 per share, the market value of the Alternet common shares at September 30, 2010 was $12,462.  In August, 2010, we sold all 1.4 million shares we held of VirtualHealth Technologies, Inc. (“VHGI”) for net proceeds of $112,000.

7. DISCONTINUED OPERATIONS:

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

In November, 2009, we discontinued the operations of our IP Global Voice/Corsa subsidiary (“IP Global”).

At September 30, 2010, the carrying values of those assets and liabilities (presented as assets and liabilities of discontinued operations) are as follows:

		IPGV/
	Brunetti	Corsa

Cash	$9,377	$-
Prepaid expenses	-	121,205
Accounts receivable		171,852
Intangibles		208,426
Fixed assets	-	36,464

Total assets	$9,377	$537,947

Accounts payable	$179,473	$147,110
Related party payable	25,035	-
Accrued expenses	93,440	424,186
Short-term debt	10,735	-

Total liabilities	$308,683	$571,296

Brunetti and IP Global reported no revenues or income during the three and nine months ended September 30, 2010.

8.  INCOME TAXES

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.  We have net operating loss carry-forwards for income tax purposes of approximately $18,800,000 which expire beginning December 31, 2117.  There may be certain limitations on our ability to utilize the loss carry-forwards in the event of a change of control, should that occur. In addition, we amortize goodwill for income tax purposes, but not for reporting purposes. The amount recorded as a deferred tax asset, cumulative as of September 30, 2010, is $19,807,000, which represents the amount of tax benefits of the loss carry-forwards and goodwill amortization.  The Company has established a valuation allowance for this deferred tax asset of $19,807,000.  The significant components of the net deferred tax asset as of  September 30, 2010 are:

Net operating losses	$18,800,000
Goodwill amortization	1,007,000
Valuation allowance	(19,807,000)
Net deferred tax asset	$0

9. COMMITMENTS AND CONTINGENCIES:

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

10.   SUBSEQUENT EVENTS:

On September 29, 2010 we entered into an Agreement and Plan of Merger (“Merger Agreement”) with our 90% owned subsidiary, NewMarket Latin America, Inc. (“NMLA”). This was a statutory parent-subsidiary merger and the shareholders of NMLA (excluding the Company) will receive in the fourth quarter of 2010 an aggregate of approximately 4,197,500 shares of our common stock in exchange for their holdings in NMLA.

In October 2010, we filed a Definitive Information Statement in Schedule 14C indicating that our Board of Directors had authorized an amendment to our Articles of Incorporation to effect a reverse split of the common stock issued and outstanding on a one new share for two-hundred old shares basis. This action was passed by the written consent of our majority shareholder and should effective in December, 2010.

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

Critical accounting policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-K fiscal year 2009.  There have been no material changes to our critical accounting policies as of September 30, 2010.

Overview

We believe our strategy, introduced in September of 2002, to package proprietary technology products and services with recognized brand names and to pursue sales in the high demand IP communications, wireless broadband and systems integration markets will be successful.   In 2005, we initiated an expansion of our business model through the launch of sister operations in Latin America and Asia. Part of the Company’s growth strategy includes expansion into high-growth developing economic regions.  These developing economic regions provide both an environment for accelerated growth as well as a parallel platform for acquiring early stage subsidiary technology companies and developing them into mainstream technology service and product companies.  We plan for our long-term growth to be achieved through a combination of acquisitions and organic sales growth.

Recent Developments

The NewMarket Technology Greenfield Partnership Program (the “Greenfield Program”) was introduced by us in 2009 to accelerate and enhance the introduction of new technology innovations into new markets, including those markets with diversified, high growth opportunities. Greenfield Program participant companies were chosen to participate in the partnership program based on their technology and service offerings, in conjunction with the emerging geographic markets in which they operate. We are a re-seller of Greenfield Partnership Program participant company technologies and provide basic back office support to the companies as they establish and grow their operations. Additionally, we provide cross-selling channels for participant companies with complementary technologies. Current Greenfield Program participant companies include Alternet Systems, Inc. (“Alternet”), Savannah East Africa, Inc. (“Savannah”) and NuMobile, Inc. (“NuMobile”).  In April, 2010 the Greenfield Program began expansion efforts into Southeast Asia with new our partner,  SEA Tiger.

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

In September 2010, we ended discussions with Worldwide Strategies, Inc. (“WWSG”) for the reverse merger of our Latin American operations.  We were unable to successfully negotiate the terms of a definitive agreement with WWSG.

In the third quarter of 2010, we plan to begin business development to expand our operations into India.   India is a recognized global technology services outsourcing resource, and we have been developing plans to expand our outsourcing services, established in 2009, through geographic expansion into India.

Results of Operations

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Revenue decreased 5% from $31,707,269 for the quarter ended September 30, 2009 to $30,178,308 for the quarter ended September 30, 2010.  Revenue from our Chinese systems integration subsidiary increased 44% for the quarter as a result of the acquisition of two new operating subsidiaries in the fourth quarter of 2009.  This was offset by a decline in revenue in our domestic and Latin American subsidiaries for the quarter.

Cost of sales decreased 8% from $25,617,769 for the quarter ended September 30, 2009 to $23,578,579 for the quarter ended September 30, 2010 due to the corresponding  decrease in sales. Our gross margin, as a percentage of sales was 22% and 19% for the quarters ended September 30, 2010 and 2009, respectively. We plan to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the Company grows, such as entering into higher margin outsourcing agreements.

General and administrative expenses decreased 12% to $3,933,597 for the quarter ended September 30, 2010 from $4,459,612 for the quarter ended September 30, 2009.  The increase is primarily the result of decreased headcount expenses in our domestic and Brazilian operating subsidiaries.

Depreciation and amortization expense increased 29% from $38,228 for the quarter ended September 30, 2009 to $49,263 for the quarter ended September 30, 2010. Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

We reported net income of $2,441,059 for the quarter ended September 30, 2010 after accounting for the non-controlling interest in a consolidated subsidiary, compared to net income of $1,555,235 for the quarter ended September 30, 2009, an increase of 57%. The increase was due to an increase in gross margin and a decrease in income attributable to the non-controlling interest in our consolidated subsidiary. Comprehensive net income, which is adjusted to compensate for the risk associated with foreign profits and the potential conversion of foreign currency, as well as the change in market value of available-for-sale securities, increased from $1,873,960 for the quarter ended September 30, 2009 to $3,192,317 for the quarter ended September 30, 2010.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Revenue increased 13% from $75,581,615 for the nine months ended September 30, 2009 to $85,633,881 for the nine months ended September 30, 2010.  Revenue from our Chinese systems integration subsidiary increased 68% for the nine months.  This was offset by a  decline in revenue in our domestic and Latin American subsidiaries for the nine months.

Cost of sales increased 14% from $61,167,080 for the nine months ended September 30, 2009 to $69,966,313 for the nine months ended September 30, 2010 due to the corresponding overall increase in sales. Our gross margin, as a percentage of sales was 18% and 19% for the nine months ended September 30, 2010 and 2009, respectively. We plan to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the Company grows, such as entering into higher margin outsourcing agreements.

General and administrative expenses decreased 3% to $10,514,925 for the nine months ended September 30, 2010 from $10,891,740 for the nine months ended September 30, 2009.  Increased expenses in our Chinese operating subsidiary as a result of the acquisition of two new operating subsidiaries in the fourth quarter of 2009 were offset by headcount expense reductions in our domestic and Brazilian operating subsidiaries.

Depreciation and amortization expense increased 23% from $115,567 for the nine months ended September 30, 2009 to $141,994 for the nine months ended September 30, 2010. Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

We reported net income of $3,984,671 for the nine months ended September 30, 2010 after accounting for the non-controlling interest in a consolidated subsidiary, compared to net income of $2,239,451 for the nine months ended September 30, 2009, an increase of 78%.  The increase was due primarily to an increase in gross margin, as well as a decrease in income attributable to the non-controlling interest in our consolidated subsidiary. Comprehensive net income, which is adjusted to compensate for the risk associated with foreign profits and the potential conversion of foreign currency, as well as the change in market value of available-for-sale securities, increased from comprehensive net income of $618,676 for the nine months ended September 30, 2009 to comprehensive net income of $3,783,862 for the nine months ended September 30, 2010.

Liquidity and Capital Resources

Our cash balance at September 30, 2010 increased $1,035,177 from $5,620,946 as of December 31, 2009, to $6,656,123.  The increase was the result of a combination of cash provided by operating activities of $3,291,947, offset by cash used in investing activities of $424,574, cash used in financing activities of $1,347,198 and the effect of exchange rates on cash of $484,998. Operating activities for the nine months ended September 30, 2010 exclusive of changes in operating assets and liabilities provided $4,994,994, as well as a decrease in accounts receivable of $6,184,510, a decrease in inventory of $494,557 and an increase in accrued expenses and other payables of $456,778, offset by an increase in accounts payable of $6,893,901 and an increase in prepaid expenses of $1,944,991.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

Set forth below is information regarding the issuance and sale of our securities without registration during the three month period ended September 30, 2010:

•	We issued 121,193,220 shares of common stock pursuant to two agreements to exchange $107,529 in trade payables for equity.

•	We issued 451,834,896 shares of common stock pursuant to the conversion of 379 shares of Series J Preferred Stock.

We received no proceeds from the issuance of these securities.  Each of the above issuances was deemed to be exempt from registration under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.   The issuance of these shares did not involve a public offering or general solicitation and no underwriters were involved.  The recipients of the shares were afforded an opportunity for effective access to relevant information needed to make their investment decision including access to our filings with the SEC.  We reasonably believed that the recipients had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment.

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

NewMarket Technology, Inc.
(Registrant)

Date: November 22, 2010	By:	/s/ Bruce Noller
Bruce Noller
Chief Executive Officer
(Principal Executive Officer)

Date: November 22, 2010	By:	/s/ Philip J. Rauch
Philip J. Rauch
Chief Financial Officer
(Principal Financial Officer)