Form 10-K
period 2010-12-31
NewMarket Technology Inc
filed 2011-04-27
CIK 1092083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

(972) 386-3372
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☑

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
Yes ☐No ☐

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing price of the Registrant’s common stock on June 30, 2010:     $1,290,958

DOCUMENTS INCORPORATED BY REFERENCE:

None

NewMarket Technology, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

As part of our new business strategy, two acquisitions were completed in 2003. We acquired all of the issued and outstanding stock of Infotel Technology PTE Ltd. ("Infotel") based in Singapore as part of a strategy to establish a foothold operation in Asia. Infotel is a communications systems integrator engaged in the business of reselling and integrating specialty communication devices to various government agencies and commercial customers. We also acquired a majority of the issued and outstanding stock of IP Global Voice, Inc. ("IP Global Voice") of San Francisco, California.  IP Global Voice was a full feature voice-over IP (“VoIP”) service provider that began providing service to small and medium-sized businesses in December, 2003.

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

We continued to expand our telecommunications industry strategy in 2004 with an equity investment in RedMoon Broadband Inc. ("RedMoon") RedMoon specializes in the engineering and management of municipal wireless broadband networks.  In 2004 we also acquired one-hundred percent of RKM IT Suministros, SA (“RKM”), a Venezuela-based computer systems integration company.

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

In June 2005, IP Global Voice acquired substantially all of the assets of Corsa Networks Technologies, Inc.  (“Corsa”). Corsa was an IP systems integration firm specializing in the construction of secure data and communication networks.  The assets were operated in conjunction with the operations of IP Global Voice.  Due to difficulty in obtaining favorable credit terms with vendors, the operations of IP Global Voice were discontinued effective November 1, 2009.  The domestic economic and credit climate at that time made it very difficult for IP Global Voice and Corsa to continue to operate under their existing business model.

In February 2006, we entered into a purchase agreement with the founders of  UniOne Consulting Ltda. (“UniOne”), a Brazilian limited liability company, to acquire the founders’ 100% interest in UniOne.  The purchase price paid by the Company was $6,460,320.   UniOne is a systems integrator, developer and business practice implementation company, providing support for the integration and maintenance of enterprise software applications. UniOne is located in Sao Paulo, Brazil, and had a regional office in Santiago de Chile, Chile until the end of 2009.

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

In April 2009, China Crescent issued 750 shares of Series B Convertible Preferred Stock to Huali in connection with the acquisition by CLPTEC of an additional 25% interest in Clipper-Huali.  In the fourth quarter of 2009, China Crescent acquired 100% of Shenzhen Nubao Technology Co., Ltd. (“Nubao”), an original design manufacturer (“ODM”) of wireless products located in Shenzhen, China and 100% of Dalian Aoyuan Electronic Technology Services Co., Ltd. (“DAETS”), a systems integration company located in Dalian, China.

The NewMarket Technology Greenfield Partnership Program (the “Greenfield Program”) was introduced by us in 2009 to accelerate and enhance the introduction of new technology innovations into new markets, including those markets with diversified, high growth opportunities. Greenfield Program participant companies were chosen to participate in the partnership program based on their technology and service offerings, in conjunction with the emerging geographic markets in which they operate. We have been a re-seller of Greenfield Partnership Program participant company technologies and provided basic back office support to the companies as they establish and grow their operations. Additionally, we provided cross-selling channels for participant companies with complementary technologies. Greenfield Program participant companies included Alternet, Savannah East Africa, Inc. (“Savannah”), World Series of Golf, Inc. and NuMobile, Inc. (“NuMobile”). During 2010 we further implemented the program with multiple initiatives in several developing economic regions, including India and Vietnam.  After analyzing the program, we decided to discontinue the Greenfield Partnership Program at the end of the first quarter of 2011.

In February 2010, Philip Verges, the founder of the Company, resigned as Chief Executive Officer.  He remains Chairman of the Board.  Bruce Noller, previously the President of our Managed Services division, was appointed President and Chief Executive Officer by our Board of Directors, effective February 1, 2010.

In March 2010, General Hugh G. Robinson (ret.), a member of our Board of Directors since 2006, passed away.  His Board position has not been replaced.  We are currently considering potential replacement candidates.

In the second quarter of 2009, we announced an agreement under which Worldwide Strategies, Inc. (“Worldwide”) would acquire our Latin American operations through a proposed reverse merger transaction.  In June 2010, we ended discussions with Worldwide as we were unable to successfully negotiate the terms of a definitive agreement for the proposed transaction.

In October 2010, we entered into a stock purchase agreement (the “TuneIn Agreement")  with  TuneIn Media, Inc.  ("TuneIn") under which TuneIn acquired from us all of the outstanding capital stock of Infotel, such that Infotel became a wholly-owned subsidiary of TuneIn, and TuneIn issued to us 2,000 shares of their Series B Preferred Stock. As the holder of the Series B Preferred Stock, we own 51% of the voting power of TuneIn’s shareholders.  TuneIn’s name was subsequently changed to SEA-Tiger, Inc. (“SEA-Tiger”) to reflect the new operations of the business.

In October 2010, we entered into a non-binding letter of intent with an India-based firm to enter into a business development agreement as part of our plan to expand our operations into India. India is a recognized global technology services outsourcing resource, and we have been developing plans to expand our outsourcing services, established in 2009, through geographic expansion into India.

We have never been the subject of a bankruptcy, receivership or similar proceeding.

2007 Financing:

On November 30, 2007, we and certain of our subsidiaries entered into a Security Agreement (the “Security Agreement”) with LV Administrative Services, Inc. (the “Agent”) as administrative and collateral agent for Valens U.S. SPV I, LLC (“Valens US”) and Valens Offshore SPV II, LLC (“Valens Offshore,” and together with the Agent and Valens US, the “Creditor Parties”). Pursuant to the terms of the Security Agreement, we issued a secured convertible term note to Valens US and Valens Offshore in the principal amounts of $1,800,000 and $2,200,000 respectively (collectively, the “Notes”). In addition, we issued a Revolving Note to Valens US, pursuant to which Valens committed to advance up to $3,000,000 us (the “Revolving Note”).  The unpaid principal and accrued interest under the Notes and the Revolving Note were due and payable on November 30, 2010 (the "Maturity Date"). The interest on the Notes and the Revolving Note were payable monthly, in arrears, commencing on December 1, 2007.

The Notes required amortizing payments of the principal amount of $133,333 together with any accrued and unpaid amounts (the “Monthly Amount”) which are owed to the Creditor Parties, commencing on June 1, 2008 and on the first business day of each succeeding month thereafter through the maturity date. The Creditor Parties had to option to convert a portion of the Monthly Amount into shares of the Company’s common stock.

We granted a security interest to Valens in each of our real or personal, tangible or intangible, property and assets. We also pledged the stock of certain of our subsidiaries and other equity interests owned by us.

We also issued five year warrants to purchase 3,825,840 shares of our common stock to Valens Offshore and warrants to purchase 8,347,287 shares of common stock to Valens US which are exercisable at a price of $44.00 per share.

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

Current Corporate Strategy:

Our business model has evolved over several years in an effort to ultimately achieve an optimal approach to continuously introduce new technology products and services to the market.  However, our management came to the conclusion that the increasing complexity of our model was not advancing the company closer to its ultimate objective, so in 2010 we began to simplify our business model and narrow our objectives.  We ended our previous plan of continuously acquiring early stage technology companies.  We also terminated the corresponding development of marketing strategies for those technologies. Alternatively, we began a ‘partnering’ approach to developing these emerging technology opportunities.

In 2009 we launched an initiative to implement a ‘partnering’ approach under which we assisted early stage companies in delivering their particular offerings to market. We branded this new strategy “The Greenfield Partnership Program” and it was our intention to offer integration and support services that would enhance our partner’s ability to execute their respective business plans.  During 2010 we implemented the program with multiple initiatives in several developing economic regions, including India and Vietnam.  Our management subsequently concluded that the partnership approach did not sufficiently reduce complexity or substantially improve performance.  At the end of the first quarter of 2011, we terminated the Greenfield Partnership Program.

Currently, we are applying our resources more narrowly on increasing revenue and profit through improved localized operational efficiencies in our core systems integration and information technology support services.  We have succeeded in building a substantial systems integration and information technology support services organization with operations in China, Southeast Asia, South America and North America.  However, the global IT systems integration and support services market has become dominated by large corporations such as IBM and Hewlett-Packard.  Considering the commodity pricing nature of the products in the current market environment, it is becoming more challenging for smaller companies to compete effectively as scale is critical to long-term success.  Based on our relative size, we believe it will be increasingly more difficult to access the level of financing required to support the Company in transitioning from a small to medium size firm.  Management has concluded that our global operations are likely to be more valuable to our shareholders by pursuing a strategy that concentrates on developing each regional operation into a niche systems integration and technology support services provider within their respective operational regions.

Our business strategy will continue to evolve.  Our current direction is aimed at simplifying our overall strategy by concentrating on building shareholder value through positioning each regional operation as a more significant niche provider within its specific area of operation.  We anticipate updating and refining our business strategy throughout the year as our new direction progresses.

Our Principal Products/Services:

The systems integration industry is highly competitive and varied. Many of our existing and potential competitors have financial, personnel, marketing, customer bases and other financial resources significantly greater than ours. Our various competitors include IBM, Hewlett-Packard and SAIC.  These competitors have the flexibility to introduce new service and pricing options that may be more attractive to our existing and potential customers. As a result, these competitors have greater growth and profit potential than we do. We will attempt to overcome the competitive advantages of our competitors by becoming the recognized go-to local niche provider in the geographic regions in which we operate.  Our systems integrations services include:

●	Customer Resource Management (CRM)
●	Enterprise Resource Planning (ERP)
●	Business intelligence
●	Financial management, including accounting, budgeting and financial reporting
●	Network security

Revenue/Products Breakdown:

To date, our revenues have come primarily in the following product areas:

●	software licensing
●	technical consulting
●	systems integration products and services

Our Customers:

We have two major types of customers: large and small national and international corporations, such as Petrobras, Anglo American, Petroleos de Venezuela (PDVSA), Avon, Bayer, ExxonMobil, and Visa International;  and municipalities,  governments (domestic and foreign) and governmental agencies.

Geographic Markets:

Our target markets are located both domestically and internationally in developing economies, including Asia and Latin America.

Major Suppliers:

Our principal suppliers are provided below:

●	Microsoft
●	SAP
●	Cisco Systems
●	Sun Microsystems
●	Oracle
●	Juniper Networks
●	Hewlett-Packard
●	Lenovo
●	Dell

Although there can be no assurances, management believes that we have good relations with each of our principal suppliers.

Patents, Trademarks and Licenses:

We no longer hold a provisional patent for a previous RFID shipping management product. We do not hold, and have not applied for, any patents. We have previously filed for service mark protection with the U.S. Patent and Trademark Office for the following marks but, we do not immediately intend to vigorously follow up on those filings:

●	IPVoice
●	MultiCom
●	AuditRite
●	TrueConnect
●	TruePartner
●	4Com
●	ICB Connect
●	IP Jack-in-the-Box (stylized mark)
●	COMMUNICATIONS OUT OF THE BOX
●	IPVoice.net
●	IPVoice.com
●	FLAT5
●	FLAT25
●	4X4

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

Future Regulation:

Due to the increasing popularity and use of the Internet, it is possible that additional laws and regulations, both domestically and internationally, may be adopted with respect to the Internet, covering issues such as:

●	content
●	privacy
●	access to adult content by minors
●	pricing
●	bulk e-mail
●	encryption standards
●	consumer protection
●	electronic commerce
●	taxation
●	copyright infringement
●	other intellectual property issues

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

A governmental body, foreign or domestic, could impose sales and other taxes on the provision of our services, which could increase the costs of doing business. A number of state and local government officials have asserted the right or indicated a willingness to impose taxes on Internet-related services and commerce, including sales, use and access taxes. No such laws have become effective to date. We cannot accurately predict whether the imposition of any such taxes would materially increase our costs of doing business or limit the services that we provide. It may be possible to pass on some of these costs to the consumer and continue to remain competitive.

As our services may be available over the Internet in multiple states and foreign countries, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state and foreign country. New legislation or the application of laws and regulations from jurisdictions in this area could have a detrimental effect upon our business.

Environmental

Our business is not subject to any material costs or other effects as a result of compliance with federal, state or local environmental laws.

Research and Development:

The Company spent $0 on research and development during the years ended December 31, 2010 and 2009, respectively.

Employees:

We currently have over 500 employees, the majority of whom reside and work regionally at one of our subsidiary operations in Asia and Latin America. We currently have two officers and four board members. Bruce Noller is the Chief Executive Officer and Philip J. Rauch serves as our Chief Financial Officer. The current Board of Directors consists of Philip Verges, Philip J. Rauch, James Mandel and Bruce Noller. None of the current employees is represented by a labor union for purposes of collective bargaining. We consider our relations with our existing employees to be good.

Available Information:

Our website address is www.NewMarketTechnology.com. We make available free of charge through a link on our website under ‘Investor Relations’, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and Forms 3, 4 and 5 filed on behalf of directors and executive officers, and any amendments to these reports, filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 1A.                      RISK FACTORS

This Annual Report contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those discussed in this Annual Report.  These risks and uncertainties include, but are not limited to, the following:

Risks Related to Our Company

While we have been profitable over the last few years, we cannot be certain that we will not incur monthly and/or quarterly operating losses from time to time in the future.

We cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to remain profitable, our liquidity could be materially harmed.

Given our operating history, it will be difficult to predict our future results. You should consider the uncertainties that we may encounter as a technology company in a rapidly evolving market. These uncertainties include:

●	Market acceptance of our products or services
●	Consumer demand for, and acceptance of, our products, services and follow-on products
●	Our ability to create user-friendly applications
●	Our unproven and evolving business model

We will need to achieve greater revenues, better margins, and/or reduce operating expenses in order to maintain profitability. There can be no assurance that we will be successful in increasing revenues, generating acceptable margins and reducing operating expenses.  We may have to seek additional outside sources of capital for our business. There can be no assurance that we will be able to obtain such capital on favorable terms and conditions or at all. If this occurs the market price of our common stock could suffer.

Our quarterly and annual sales and financial results have varied significantly in the past, and we expect to experience fluctuations in the future, which means that period-to-period comparisons are not necessarily meaningful or indicative of future performance. These fluctuations may be attributed to several factors, including the introduction of new products by competitors, pricing pressures, the timing of the completion and/or the cancellation of projects, the evolving and unpredictable nature of the markets in which our products and services are sold and economic conditions in general or in certain geographic areas in which our customers do business. Furthermore, we may be unable to control spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, we cannot give any assurances that sales and net income, if any, in any particular quarter will not be lower than sales and net income, if any, in a preceding or comparable quarter or quarters. In addition, sales and net income, if any, in any particular quarter are not likely to be indicative of the results of operations for any other quarter or for the full year. The trading prices of our securities may fluctuate significantly in response to variations in our quarterly or annual results of operations.

We may not be able to sustain or accelerate growth, or sustain or accelerate recurring revenue from our business.

There can be no assurance that demand for our services and products will increase or be sustained, or that our current or future products will have market acceptance in that product category.. To the extent that our business model is not successful, because market acceptance does not develop as expected, or other competing technologies evolve in connection with the changing market or for any other reason, we might have future unexpected declines in revenue.

Rapid technological change could render our products and services obsolete.

The information technology industry is characterized by rapid technological innovation, sudden changes in user and customer requirements and preferences, frequent new product and service introductions and the emergence of new industry standards and practices. Each of these characteristics could render our services, products, intellectual property and systems obsolete. The rapid evolution of our market requires that we improve continually the performance, features and reliability of our products and services, particularly in response to competitive offerings. Our success also will depend, in part, on our ability:

●	to develop or license new products, services and technology that address the varied needs of our customers and prospective customers
●	to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis

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

Our future plans may call for acquiring companies that augment and complement current products and customers. Such plans involve various risks to future business operations and financial condition. If we fail to perform adequate due diligence, we may acquire a company or technology that:

●	is not complementary to the business
●	is difficult to assimilate into the business
●	subjects the Company to possible liability for technology or product defects
●	involves substantial additional costs exceeding estimated costs

In addition, we also face the following risks in connection with acquisitions:

●	we may spend significant funds conducting negotiations and due diligence regarding a potential acquisition that may not result in a successfully completed transaction
●	we may be unable to negotiate acceptable terms of an acquisition
●	if financing is required to complete the acquisition, we may be unable to obtain such financing on reasonable terms, if at all
●	negotiating and completing an acquisition, as well as integrating the acquisition into our operations, will divert management time and resources away from our current operations and increase our costs

From time to time, we evaluate the various components of our portfolio of businesses and may, as a result, decide to acquire or divest businesses or enter into joint ventures or strategic alliances. These acquisitions, divestitures, joint ventures and alliances affect our costs, revenues, profitability and financial position. We may also consider the acquisition of specific assets or businesses that fall outside our traditional lines of business if we deem such properties sufficiently attractive. If we fail to manage the risks associated with acquisitions, divestitures, joint ventures or other alliances, our business, financial condition, and results of operations could be materially and adversely affected.

Divestitures have inherent risks, including possible delays in closing transactions (including potential difficulties in obtaining regulatory approvals), the risk of lower-than-expected sales proceeds for the divested business, unexpected costs associated with the separation of the business to be sold, and potential post-closing claims for indemnification.  In addition, adverse economic or market conditions may result in fewer potential bidders and unsuccessful sales efforts.  Expected cost savings, which are offset by revenue losses from divested businesses, may also be difficult to achieve or maximize due to our fixed cost structure.

Acquisitions also involve risks, including difficulties in integrating acquired operations, diversions of management resources, debt incurred in financing these acquisitions (including the related possible reduction in our credit ratings and increase in our cost of borrowing), differing levels of management and internal control effectiveness at the acquired entities and other unanticipated problems and liabilities. Competition for certain types of acquisitions is significant. Even if successfully negotiated, closed and integrated, certain acquisitions or investments may prove not to advance our business strategy and may fall short of expected return on investment targets.

Risks Related to Our Industry

Deterioration of the IT services industries could lead to further reductions in capital spending budgets by our customers, which could further adversely affect our revenues, gross margins and income.

The systems integration industry is highly competitive and varied. Many of our existing and potential competitors have financial, personnel, marketing, customer bases and other financial resources significantly greater than ours. Our various competitors include IBM, Hewlett-Packard and SAIC.  These competitors have the flexibility to introduce new service and pricing options that may be more attractive to our existing and potential customers. As a result, these competitors have greater growth and profit potential than we do.

Our revenues and gross margins will depend significantly on the overall demand for information technology products and services. Reduced capital spending budgets by our customers caused by ongoing global economic issues have led in some cases to continued soft demand for our products and services, which has resulted in, and may continue to result in, decreased revenues, earnings levels or growth rates. The global economy in general and the technology market in particular, has weakened and market conditions continue to be challenging. As a result, individuals and companies are delaying or reducing expenditures. We have observed effects of the global economic downturn in many areas of our business. In addition, the technology industry has experienced significant consolidation, and this trend is expected to continue. It is possible that we and one or more of our competitors each supply products to the companies that have merged or will merge. This consolidation could result in further delays in purchasing decisions by merged companies or in us playing a decreased role in the supply of products to the merged companies. Further delays or reductions in spending could have a material adverse effect on demand for our products and services and, consequently, our results of operations, prospects and stock price.

Risks Related to Doing Business in China and Other Foreign Countries

Recently, U.S. public companies that have substantial operations in China, particularly companies like ours that have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the United States Securities and Exchange Commission. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of such scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed China-based companies has sharply decreased in value and, in some cases, has become virtually worthless. Furthermore, many of these companies are conducting internal and external investigations into such allegations and in the interim are subject to trading halts, SEC investigative and enforcement actions and shareholder lawsuits. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. Such a development would be costly and time consuming and would distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely harmed and your investment in our stock could be rendered worthless.

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

Substantially all of the sales of our China Crescent subsidiary are generated from China. We anticipate that sales of our products in China will continue to represent a majority of our total sales in the near future. Any significant decline in the condition of the Chinese economy could adversely affect demand for our products, among other things, which in turn would have a material adverse effect on our business and financial condition.

The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our business ventures are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or, may hinder or prevent us from accessing important information regarding the financial and business operations of these acquired companies. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under Chinese law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

Substantially all of our revenues in China are generated from China Crescent’s subsidiary, Clipper Technology, Ltd. (“CLPTEC”).  However, Chinese regulations restrict the ability of CLPTEC to make dividends and other payments to its parent company.  Chinese legal restrictions permit payments of dividends by CLPTEC only out of its accumulated after-tax profits, if any, determined in accordance with Chinese accounting standards and regulations.   Any limitations on the ability of CLPTEC to transfer funds to China Crescent or NewMarket could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

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

Substantially all of the sales of our UniOne subsidiary are generated from business activities in Brazil. We anticipate that sales of our products and services in Brazil will continue to represent a substantial majority of UniOne’s total sales in the near future. Any significant decline in the condition of the Brazilian economy could adversely affect demand for our products and services, among other things, which in turn would have a material adverse effect on our business and financial condition.

Substantially all of the sales of our RKM subsidiary are generated from business activities in Venezuela. We anticipate that sales of our products and services in Venezuela will continue to represent a substantial majority of RKM’s total sales in the near future. Any significant decline in the condition of the Venezuelan economy or changes in governmental stability, rules and regulations there could adversely affect demand for our products and services, among other things, which in turn would have a material adverse effect on our business and financial condition.

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

Risks Related to Our Capital Stock

The public market for our common stock may be volatile and you could lose all or part of your investment.

In the recent past, stocks, specifically those traded on the over-the counter (“OTC”) markets, generally have experienced high levels of volatility.  Our common stock is traded on the OTC market under the symbol “NMWT” and is not eligible for trading on any national or regional securities exchange or the Nasdaq National Market.   A more active trading market for our common stock may never develop, or if such a market develops, it may not be sustained.

The market price of our common stock has been and is likely to continue to be significantly affected by various factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance.  These fluctuations could cause you to lose all or part of your investment in our common stock as you may be unable to sell your shares at or above the price you paid.  Factors that could cause fluctuations in the trading  price of our stock include but are not limited to:

●	Price and volume fluctuations in the overall stock market from time to time
●	Significant volatility in the market prices and trading volume of technology stocks
●	Significant volatility in the market prices and trading volume of OTC stocks
●	Actual or anticipated fluctuations in our quarterly or annual operating results
●	Actual or anticipated changes in the expectations of investors or the recommendations of any securities analysts who follow our stock
●	The public’s reaction to our press releases, other public announcements and filings
●	Litigation involving the Company, our industry or both or investigations by regulators into our operations or those of our competitors
●	New laws or regulations or new interpretations of existing laws or regulations applicable to our business or operations
●	Changes in accounting standards policies, guidelines, interpretations or principles
●	Discontinued operations, layoffs or corporate actions
●	General economic conditions or industry conditions or trends
●	Limited market making activity and research coverage
●	Changes in our management team
●	Issuances of additional shares of common stock or other securities

In the past, many companies that have experienced volatility in the market price of their stock have become subject to securities class action litigation.  We may be the target of this type of litigation in the future.  Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

The Securities and Exchange Commission (“SEC”) has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore is a “penny stock” and is subject to the “penny stock” rules of the SEC.  The trading market in our securities is limited which makes transactions in our stock cumbersome and may reduce the value of an investment in our common stock.  Brokers and dealers effecting transactions in “penny stock” must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect your ability to sell shares.

Our Company is controlled by a single majority shareholder that is beneficial controlled by our Chairman of the Board.  As a result, for the foreseeable future this majority shareholder will be able to control our overall direction.  This majority shareholder could conceivably control the outcome of matters requiring stockholder approval and could be able to elect all of our officers and directors. Such control, which may have the effect of delaying, deferring or preventing a change of control, significantly diminishes control and influence which existing and future shareholders may have in our Company.

Our stock has frequently been on the Regulation SHO threshold list.  Regulation SHO requires the stock exchanges to publish daily a list of companies whose stock has failures-to-deliver above a certain threshold. It also requires mandatory close-outs for open fail-to-deliver positions in threshold securities persisting for over 13 days, with the aim that no security would appear on the threshold for any extended period. Despite that aim, our common stock has frequently appeared on the Regulation SHO threshold list for extended and continuous periods and we are currently on the Regulation SHO threshold list.

Shareholder interest in our Company may be substantially diluted as a result of the sale of additional securities to fund our plan of operation.

Our issued and outstanding preferred stock has certain preferences over our common stock with regard to liquidation, dividends and election of directors.  Our preferred stock holds a preference in liquidation over our common stock. Certain classes of our outstanding preferred stock and outstanding convertible debt are subject to conversion into common stock at the option of the holder upon the occurrence of certain enumerated events and may contain provisions that may limit our ability to raise additional capital if needed. In addition, any such conversionof either preferred stock or debt will dilute our existing and future common stockholders. Our ability to issue additional preferred stock or other convertible securities may adversely affect the rights of our common stockholders and may make takeovers more difficult, possibly preventing you from obtaining optimal share price.

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

Any investment in our securities involves a high degree of risk. Investors should consider carefully the risks and uncertainties described above, and all other information in this Form 10-K and in any reports we file with the SEC after we file this Form 10-K, before deciding whether to purchase or hold our securities. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business. The occurrence of any of the risks described in this Form 10-K could harm our business. The trading price of our securities could decline due to any of these risks and uncertainties, and investors may lose part or all of their investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                      DESCRIPTION OF PROPERTY

Principal Executive Offices

As of December 31, 2010, our corporate headquarters operated out of approximately 2,800 square feet of leased facilities located at 14860 Montfort Drive, Suite 210, Dallas, Texas 75254. Our telephone number is (972) 386-3372. Our lease expired on December 31, 2010 and we continue to rent the location on a month-to-month basis.  Our monthly rental payments are $3,100. We have a number of leases for office space associated with our subsidiary operating companies in China, Southeast Asia and Latin America.

ITEM 3.                      LEGAL PROCEEDINGS

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

In January 2010, Ingram Micro, Inc. (“Ingram”), a supplier to our IP Global Voice operating subsidiary, obtained a judgment in California Superior Court for approximately $730,000 against IP Global Voice for payment of past due invoices.  As the operations of this subsidiary were discontinued in November 2009, Ingram moved to enforce a corporate guarantee we had previously provided them in conjunction with a line of credit they had provided IP Global Voice.  In the second quarter of 2010, we executed a settlement agreement with Ingram under which a third party agreed to pay Ingram in full settlement of all claims related to this action in exchange for (i) our issuance to the third party of a $715,000 8% unsecured convertible promissory note, and; (ii) a release by Ingram from all claims and judgments related to this action.

We have incurred expenses related to the settlement of lawsuits of $715,000 and $1,020,953 for the years ended December 31, 2010 and 2009, respectively.

We are not aware of any contemplated legal proceeding by a governmental authority in which we may be involved.

ITEM 4.                      (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is presently traded on the over-the-counter market maintained by the OTC Markets Group, Inc. under the symbol “NWMT.”  The following table summarizes the high and low prices for our common stock of each of the calendar quarters of 2010 and 2009:

	2010		2009
	High	Low	High	Low
First Quarter	10.80	2.22	168.00	80.00
Second Quarter	3.80	1.02	128.00	84.00
Third Quarter	0.84	0.08	122.00	80.00
Fourth Quarter	0.22	0.12	84.00	12.00

On December 27, 2010, we effected a 200-for-1 reverse split of our common stock.  The numbers above have been adjusted to reflect this action.

Number of Shareholders:

As of December 31, 2010, there were 169 shareholders of record. We currently have only one class of common stock outstanding.   Based upon information provided to us by persons holding securities for the benefit of others, it is estimated that we have in excess of 15,000 beneficial owners of our common stock as of that date.

Dividend Policy

We have not declared any cash dividends on our common stock during our fiscal years ended on December 31, 2010 or 2009.  Our Board of Directors has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so.  There are no restrictions on our ability to pay dividends.

ITEM 6.                 SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

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

Overview

The majority of our revenue since inception has been through sales of IT systems integration products and services. Our business model has evolved over several years in an effort to ultimately achieve an optimal approach to continuously introduce new technology products and services to the market.  However, our management came to the conclusion that the increasing complexity of our model was not advancing the company closer to its ultimate objective, so in 2009 we began to simplify our business model and narrow our objectives. We began a ‘partnering’ approach to developing these emerging technology opportunities.   In early 2010, we ended our previous plan of continuously acquiring early stage technology companies.  We also terminated the corresponding development of marketing strategies for those technologies.

In 2009 we began to implement this ‘partnering’ approach under which we assisted early stage companies in delivering their particular offerings to market. We branded this new strategy “The Greenfield Partnership Program” and it was our intention to offer integration and support services that would enhance our partner’s ability to execute their respective business plans.  During 2010 we further implemented this program with multiple initiatives in several developing economic regions, including India and Vietnam.  Our management subsequently concluded that the partnership approach did not sufficiently reduce complexity or substantially improve performance.  At the end of the first quarter of 2011, we terminated the Greenfield Partnership Program.

Currently, we are applying our resources more narrowly on increasing revenue and profit through improved localized operational efficiencies in our core systems integration and information technology support services.  We have succeeded in building a substantial systems integration and information technology support services organization with operations in China, Southeast Asia, South America and North America.  However, the global IT systems integration and support services market has become dominated by large corporations such as IBM and Hewlett-Packard.  Considering the commodity pricing nature of the products in the current market environment, it is becoming more challenging for smaller companies to compete effectively as scale is critical to long-term success.  Based on our relative size, we believe it will be increasingly more difficult to access the level of financing required to support us in transitioning from a small to medium size firm.  Management has concluded that our global operations are likely to be more valuable to our shareholders by pursuing a strategy that concentrates on developing each regional operation into a niche systems integration and technology support services provider within their respective operational regions.

Our business strategy will continue to evolve.  Our current direction is aimed at simplifying our overall strategy by concentrating on building shareholder value through positioning each regional operation as a more significant niche provider within its specific area of operation.  We anticipate updating and refining our business strategy throughout the year as our new direction progresses.

Revenue in fiscal year 2010 was $118,315,613 which resulted in net income of $2,588,298.  We expect that additional capital will be required to support our business objectives; however, no specific capital plan exists.  Current considerations entail raising capital directly to our operating subsidiaries and reducing or eliminating the use of our common stock for future capital plans.

Results of Operations

Fiscal Years Ended December 31, 2010 and 2009

Net sales increased 21% from $98,154,494 for the year ended December 31, 2009 to $118,315,613 for the year ended December 31, 2010.  Sales of systems integration products and services and wireless networking equipment through our Chinese subsidiaries increased 71% in 2010, primarily as a result of the acquisition of two new subsidiaries in the fourth quarter of 2009.   As a result of domestic economic conditions, sales of systems integration products and services domestically were essentially flat in 2010. Sales of systems integration products and services through our Latin American subsidiaries increased 9% in 2010, primarily in Brazil.

Cost of sales increased 29% from $78,504,378 for the year ended December 31, 2009 to $101,040,691 for the year ended December 31, 2010. This increase was primarily due to a corresponding increase in sales for the year.  Our cost of sales, as a percentage of sales was approximately 85% and 80% for the years ended December 31, 2010 and 2009, respectively.  Competitive economic conditions domestically and internationally put pricing pressure on our product and service offerings which resulted in a lower gross margin in 2010

General and administrative expenses for the year ended December 31, 2010 were $11,202,813 compared to $15,171,433 for the year ended December 31, 2009, a decrease of 26%.  The decrease in general and administrative expenses was primarily due to a reduction in headcount in our Brazilian operating subsidiary, offset by an increase in expenses associated with the acquisition of the two new CLPTEC subsidiaries in Dalian and Shenzhen, China.

Other expenses for the year ended December 31, 2010 were $1,777,110 compared to other expenses of $1,218,299 for the year ended December 31, 2009, an increase of 46%. This increase is primarily attributable to a loss on the disposition of available-for-sale securities, the write-off of a note receivable and a 64% decrease in other income, offset by a 63% decrease in interest expense.

Depreciation and amortization expense decreased 5% from $173,950 for the year ended December 31, 2009 to $164,905 for the year ended December 31, 2010. Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets which are typically between three and seven years.

The company recorded net income of $2,588,298 for the year ended December 31, 2010 compared to net income of $1,582,374 for the year ended December 31, 2009, after accounting for the non-controlling interest in consolidated subsidiaries. Comprehensive net income, which is adjusted to compensate for the risk associated with foreign profits and the potential conversion of foreign currency, as well as the change in value of available-for-sale securities held by us, decreased from comprehensive income of $1,682,065 for the year ended December 31, 2009 to comprehensive income of $881,253 for the year ended December 31, 2010.

Liquidity and Capital Resources

Cash Flow Activities

Our cash balance decreased $1,616,840 from $5,620,946 as of December 31, 2009, to $4,004,106 as of December 31, 2010.  The decrease was the result of cash used by investing activities of $9,234,667 and the effect of exchange rates on cash of $1,598,468, offset by cash provided by operating activities of $3,439,039 and cash provided by financing activities of $5,777,256.  Operating activities for the year ended December 31, 2010 exclusive of changes in operating assets and liabilities provided $4,256,723, as well as a decrease in inventory of $1,615,016, an increase in accounts payable and accrued expenses of $1,240,902 and an increase in customer deposits of $83,285, offset by an increase in accounts and interest receivable of $2,703,721, and an increase in prepaid expenses of $1,053,166.

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

Valuation of Long-Lived Assets

We periodically evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.  We do not believe that there has been any impairment to long-lived assets as of December 31, 2010.

Goodwill

We evaluate for potential impairment, the amount of goodwill recorded, by means of a cash flow analysis in accordance with Accounting Standards Codification 350-20 (“ASC 350-20”), Goodwill. For the years ended December 31, 2010 and 2009, we recorded impairment charges of $0 and $0, respectively.

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

Exchange Rate Risk

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

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2010 and 2009 begins on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLCOSURE

None.

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

(b) Management’s Report on Internal Control over Financial Reporting

 Our management is responsible for establishing and maintaining adequate internal control over financial reposting and the assessment of the effectiveness of internal control over financial reporting.  As defined by the SEC, internal control over financial reporting is a process designed by, or under the supervision of our principal executive officer and principal financial officer and implemented by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles.

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

As of December 31, 2010, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.   Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based upon this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  The Company’s internal controls over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c)   Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information with respect to the sole executive officer and directors of NewMarket Technology, Inc. as of April 26, 2011:

Name	Age	Position
Philip M. Verges	46	Chairman of the Board
Philip J. Rauch	50	Chief Financial Officer, Director
James Mandel	58	Director
Bruce Noller	54	Chief Executive Officer, Director

Biographical Information on Officers and Directors

PHILIP VERGES, Chairman of the Board, previously managed the Company since June 2002. He was the Chief Executive Officer of the Company until February 1, 2010.  Mr. Verges is an experienced executive manager, with a track record in both telecommunications and high technology. Mr. Verges is a 1988 graduate of the United States Military Academy. His studies at West Point centered on national security. Accelerated for early promotion, Mr. Verges served with distinction as a U.S. Army Captain in a wide variety of important engagements to include research and development of counterterrorism communication technologies and practices.  Mr. Verges' early career after the Army includes time in the Computer Sciences Research and Development Department of General Motors as well as experience teaching systems engineering methodology and programming to Electronic Data Systems ("EDS") employee. Mr. Verges' first business start-up experience was at EDS in a new division concentrating on call center technology in financial institutions. Later in 1995, he added to his start-up experience at a $30 million technology services business with the responsibility to open a new geographic region.. Mr. Verges founded Vergetech, Inc., the predecessor company to NewMarket, in 1997.

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

BRUCE NOLLER, Chief Executive Officer, has been an officer of the Company since March 2008 and a Director since 2006. He was appointed Chief Executive Officer of the Company on February 1, 2010.  Previously he was President of Managed Services for the Company. Mr. Noller brings to the Company over 25 years of financial, operational and marketing experience. Mr. Noller served as President of Noller and Associates, Inc., a Dallas-based financial and business consulting firm.  Previously, he served as Vice President for Integrated Control Systems, a worldwide management consulting firm. During that time, Mr. Noller proposed and oversaw engagements with a variety of industries   including   healthcare, distribution,    manufacturing,   retail,   banking,   insurance,   mining   and telecommunications.  Mr. Noller has international management consulting experience in Singapore,  Malaysia,  China, Canada, Latin America and Europe.  Mr. Noller received an MBA from the University of North Texas.

JAMES MANDEL, Director, has been the Chief Executive Officer and a Director of Multiband Corporation since October 1, 1998.  From October 1991 to October 1996, he was Vice President of Systems for Grand Casinos, Inc., a gaming company.  Mr. Mandel also serves on the Board of Directors of GeoSpan Corporation, a geospatial imaging company and Independent Multi-Family Communications Council, a national trade group for the private cable industry.  Among other attributes, skills and qualifications, the Board believes that Mr. Mandel is qualified to serve as a Director based on his long service to Multiband both as its Chief Executive Officer and as a Director, and his resulting deep familiarity with Multiband’s operations and its industry.  In addition, his prior executive management experience in the casino industry and his current experiences as a private company director of companies in industries different than Multiband’s industry provide the Board with a broad range of knowledge regarding management and operational strategies.

Committees of the Board of Directors

We  presently  do not  have an  audit  committee,  compensation  committee, nominating  committee,  an executive committee of our board of directors,  stock plan committee or any other committees.

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics.  A copy of the code of ethics is filed as an exhibit to this Form 10-K.

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

ITEM 11.                      EXECUTIVE COMPENSATION

The following table sets forth the compensation earned by our named Executive Officers during the last three fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), we have omitted certain columns from the table required by Item 402(c).

Summary Compensation Table

				Stock or
Name &		Salary	Bonus	Option Grants	Total
Position	Year	($)	($)	($)	($)

Philip Verges	2010	$200,000	$0	$0	$200,000
Chairman (1)	2009	$250,000	$0	$0	$250,000
	2008	$250,000	$0	$0	$250,000

Philip J. Rauch	2010	$200,000	$0	$0	$200,000
CFO	2009	$200,000	$0	$0	$200,000
	2008	$200,000	$0	$0	$200,000

Bruce Noller	2010	$218,750	$0	$0	$218,750
CEO (2)	2009	$150,000	$0	$0	$150,000
	2008	$150,000	$0	$0	$150,000

(1)  Mr. Verges resigned as Chief Executive Officer effective February 1, 2010.
(2)  Mr. Noller was appointed as President and Chief Executive Officer effective February 1, 2010.

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

Option Grants in 2010

We maintain no stock option plan or long-term incentive plans at this time.

Option Exercises in 2010 and 2010 Year-End Option Values

We maintain no stock option plan at this time. As such, none of the executive officers listed in the Summary Compensation Table exercised stock options or held unexercised stock options during 2010.

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

This table summarizes the before-tax compensation for the non-employee Board of Directors during fiscal 2010:

Name of	Fees Earned	Stock Awards	Option Awards	All Other
Director	($)	($)	($)	Compensation ($)

Hugh G. Robinson (1)	$-	$-	$-	$-
James Mandel	$12,000	$-	$-	$-

(1)	General Robinson was a director of the Company since 2006 and passed away unexpectedly on March 1, 2010.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2010, certain information regarding beneficial ownership of the common stock held by each person known by us to own beneficially more than 5% of the common stock, each of our directors, each of the executive officers named in the Summary Compensation Table, and all of our executive officers and directors as a group.

Name of Beneficial Owner	Number of Shares of Common Stock	% of Common Stock Issued and Outstanding (1)	Number of Shares of Series K Preferred Stock (2)	% of Series K Preferred Stock Issued and Outstanding	% of All Voting Shares (3)

Philip Verges (4) (7) (8)	5,570	<0.01%	500	100%	51.00%
Bruce Noller (5)	-	-	-	-	-
Philip J. Rauch (6)	-	-	-	-	-

All current officers and directors	5,570	<0.01%	500	100%	51.00%

ES Horizons, Inc. (9)	-	-	500	100%	51.00%

(1)
Based on 10,964,272 shares of common stock outstanding on December 31, 2010 and the conversion of Series J Convertible Preferred shares and convertible debt eligible for conversion on that date for a total issued and outstanding on a fully diluted basis of 12,605,623 shares.

(2)
Based on 500 shares of Series K Preferred Stock issued and outstanding,  which are deemed to be the equivalent of 51% of all shares of Common Shares represented at and entitled to vote at any shareholder meeting of the Company.

(3)
Based on 10,964,272 shares of common stock outstanding on December 31, 2010 and the conversion of Series J Convertible Preferred shares and convertible debt eligible for conversion and the Series K Preferred Stock being able to vote 51% of all shares of common stock issued and outstanding, the Series K Preferred Stock is equal to 13,120,138 shares of voting common stock.

(4)	Mr. Verges' address is c/o NewMarket Technology, Inc., 14860 Montfort Drive, Suite 210, Dallas, Texas 75254.
(5)	Mr. Noller’s address is c/o NewMarket Technology, Inc., 14860 Montfort Drive, Suite 210, Dallas, Texas 75254.
(6)	Mr. Rauch’s address is c/o NewMarket Technology, Inc., 14860 Montfort Drive, Suite 210, Dallas, Texas 75254.
(7)	Mr. Verges, as the sole director and officer and the majority shareholder of VergeTech, Inc., is deemed to be the beneficial owner of VergeTech’s holdings.
(8)	Mr. Verges’ owns 99% of ES Horizons, Inc. and as such has the ability to vote the 500 shares of the Series K Preferred Stock.
(9)	ES Horizon, Inc.’s address is 14860 Montfort Drive, Suite 210, Dallas, Texas 75254.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In April 2009, GreenShield assigned 500 shares of Series J Convertible Preferred Stock to ES Horizons, Inc. a management company that is beneficially owned by Philip Verges, our Chairman of the Board.   In May 2009, ES Horizons exchanged their 500 shares of Series J Convertible Preferred Stock for the issuance of 500 shares of newly authorized Series K Preferred Stock of the Company.  Pursuant to the terms and rights of the Series K Preferred Stock, the holders of the Series K Preferred Shares  shall have the right to vote on any matter with  holders of Ccommon stock voting  together  as one (1)  class and the holders of the Series K Preferred  Shares  shall have that  number of votes  (identical  in every  other respect to the voting rights of the holders of other Series of voting  preferred shares  and the  holders  of common  stock  entitled  to vote at any  Regular or Special  Meeting of the  Shareholders)  equal to that number of shares of common stock  which is not less than 51% of the vote  required  to approve  any action, which  Nevada law  provides  may or must be  approved  by vote or consent of the holders of other  series of voting  preferred  shares and the  holders of common stock or the holders of other securities entitled to vote, if any.

Director Independence

Our Board of Directors currently consists of four directors.  James Mandel was the only “independent” director during 2010 as such term is defined by a national securities exchange or an inter-dealer quotation system.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Summarized below is the aggregate amount of various professional fees billed by our principal accountants, Hamilton, PC in 2010 and 2009, respectively:

	2010	2009

Audit fees	$95,500	$91,500
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0
Total:	$95,500	$91,500

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009

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

NewMarket Technology, Inc.
(Registrant)

Date:   April 26, 2011

By: /s/ Bruce Noller
Bruce Noller
Chief Executive Officer

Date: April 26, 2011

By: /s/ Philip J. Rauch
Philip J. Rauch
Chief Financial Officer

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Philip M. Verges
Philip M. Verges	Chairman of the Board	April 26, 2011

/s/ Bruce Noller
Bruce Noller	Chief Executive Officer and	April 26, 2011
Director

/s/ Philip J. Rauch
Philip J. Rauch	Chief Financial Officer and	April 26, 2011
Director

/s/ James Mandel
James Mandel	Director	April 26, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
NewMarket Technology, Inc. and Subsidiaries
Dallas, Texas

We have audited the accompanying consolidated balance sheets of NewMarket Technology, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NewMarket Technology, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of operations and cash flows for each of the two years ended in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hamilton, PC
Hamilton, PC

Denver, Colorado
April 26, 2011

NewMarket Technology, Inc.
Consolidated Balance Sheet
December 31,

ASSETS	2010	2009
CURRENT ASSETS
Cash and cash equivalents	$4,004,106	$5,620,946
Accounts receivable	32,290,112	30,644,855
Inventory	1,978,203	3,593,219
Prepaid expenses, deposits and other current assets	3,417,234	2,364,068
Total current assets	41,689,655	42,223,088

PROPERTY AND EQUIPMENT, NET	618,795	829,412

OTHER ASSETS
Notes receivable including accrued interest	6,039,239	4,715,183
Investment in unconsolidated subsidiaries	2,551,447	1,492,013
Available for sale securities, net of reserve of $125,500	60,624	303,576
Goodwill	20,966,352	13,569,463
Intangible property, net of accumulated amortization	2,201	2,597
Total other assets	29,619,863	20,082,832
Total assets	$71,928,313	$63,135,332

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$12,848,563	$12,683,296
Accrued expenses	2,845,850	2,424,000
Liabilities of discontinued operations	52,872	342,033
Customer deposits	266,919	183,634
Short-term debt	10,614,148	3,107,943
Long-term debt, current portion	-	983,680
Total current liabilities	26,628,352	19,724,586

Long-term debt	386,414	1,131,683

Total liabilities	27,014,766	20,856,269

EQUITY
Preferred stock; $.001 par value; 10,000,000 shares authorized;
Series C 925 and 925; Series E 41 and 41; Series J 2,108 and 4,417;
Series K 500 and 500 shares issued and outstanding
at December 31, 2010 and 2009, respectively	4	5
Common stock; $.001 par value; 2,000,000,000 shares authorized;
10,964,272 and 151,781 shares issued and outstanding
at December 31, 2010 and 2009, respectively	10,964	30,356
Deferred compensation	-	(49,375)
Additional paid-in capital	59,914,798	59,126,561
Accumulated comprehensive income	649,285	2,356,330
Accumulated deficit	(20,181,369)	(22,769,669)
Total NewMarket Technology, Inc. stockholders' equity	40,393,682	38,694,208
Noncontrolling interest	4,519,865	3,584,855
Total equity	44,913,547	42,279,063

Total liabilities and equity	$71,928,313	$63,135,332

See accompanying notes to consolidated financial statements.

NewMarket Technology, Inc.
Consolidated Statement of Operations
Year ended December 31,

	2010	2009
REVENUE	$118,315,613	$98,154,494

COST OF SALES	101,040,691	78,504,378

Gross Margin	17,274,922	19,650,116

OPERATING EXPENSES
General and administrative expenses	11,202,813	15,171,433
Depreciation and amortization	164,905	173,950
Total expenses	11,367,718	15,345,383

Income from operations	5,907,204	4,304,733

OTHER INCOME (EXPENSE)
Interest income	530,602	523,476
Interest expense	(553,666)	(1,484,910)
Foreign currency transaction gain (loss)	(149,462)	5,549
Bad debt expense	(558,464)	(50,474)
Lawsuit settlement expense	(715,000)	(1,020,953)
Loss on discontinued operations	-	(641,067)
Loss on sale of investment securities	(763,000)
Other income	585,818	1,646,968
Other expense	(153,938)	(196,888)
Total other income (expense)	(1,777,110)	(1,218,299)

Net income before income tax (credit) and
minority interest	4,130,094	3,086,434
Foreign income tax	(606,786)	(93,825)
Non-controlling interest in consolidated subsidiary	(935,010)	(1,410,235)

Net income	2,588,298	1,582,374
Other comprehensive income
Gain/(loss) on available-for-sale securities	632,048	(176,536)
Foreign currency translation gain/(loss)	(2,339,093)	276,227

Comprehensive income	$881,253	$1,682,065

Income per weighted-average common share-basic	$0.95	$20.34
Income per weighted-average common share-diluted	$0.59	$18.49

Number of weighted average common shares o/s-basic	2,714,942	77,786
Number of weighted average common shares o/s-diluted	4,356,293	85,564

See accompanying notes to consolidated financial statements.

NewMarket Technology, Inc.
Consolidated Statement of Stockholders' Equity

								Retained
					Additional		Accumulated	Earnings/	Total
	Number of Shares		Par Value of Stock		Paid-In	Deferred	Comprehensive	(Accum.	Stockholders'
	Preferred	Common	Preferred	Common	Capital	Compensation	Income	Deficit)	Equity
BEGINNING BALANCE, December 31, 2008	2,922	59,993	$3	$60	$53,452,811	$(226,333)	$2,256,639	$(24,352,041)	$31,131,139
Conversion of preferred stock	(1,289)	64,607	(1)	64	(64)				(1)
Conversion of debt and interest to preferred stock	3,250		3		3,249,997				3,250,000
Conversion of debt and interest to common stock		23,919		24	1,122,361				1,122,385
Issuance of preferred stock for law suit settlement	1,000		1		999,999				1,000,000
Issuance of common stock for services		2,000		2	197,498	(197,500)			-
Issuance of common stock for trade payables		1,262		1	134,162				134,163
Amortization of deferred compensation						374,458			374,458
Other comprehensive income							99,691		99,691
Net income								1,582,374	1,582,374
BALANCE, December 31, 2009	5,883	151,781	6	151	59,156,764	(49,375)	2,356,330	(22,769,667)	38,694,209
Conversion of preferred stock	(2,309)	6,498,198	(2)	6,498	(6,496)				0
Conversion of debt and interest to common stock		2,840,319		2,840	407,160				410,000
Issuance of common stock for trade payables		1,473,974		1,474	357,370				358,844
Amortization of deferred compensation						49,375			49,375
Other comprehensive income							(1,707,045)		(1,707,045)
Net income								2,588,298	2,588,298
ENDING BALANCE, December 31, 2010	3,574	10,964,272	$4	$10,964	$59,914,798	$-	$649,285	$(20,181,369)	$40,393,682

See accompanying notes to consolidated financial statements.

NewMarket Technology, Inc.
Consolidated Statement of Cash Flows
Year ended December 31,

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,588,299	$1,582,374
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Minority interest in consolidated subsidiary	945,055	1,410,235
Loss on discontinued operations	-	641,067
Depreciation and amortization	164,905	173,950
Bad debt expense	558,464	50,474
Stock issued for services and amort. of deferred compensation	-	396,758
Stock issued for settlement of lawsuit	-	1,020,953
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,203,721)	(10,670,359)
(Increase) decrease in inventory	1,615,016	(918,675)
(Increase) decrease in deposits and prepaid expenses	(1,053,166)	1,411,577
(Increase) decrease in interest receivable	(500,000)	(500,000)
Increase (decrease) in accounts payable	819,052	5,496,896
Increase (decrease) in customer deposits	83,285	174,725
Increase (decrease) in accrued expenses	421,850	(19,885)
Net cash provided by operating activities	3,439,039	250,090

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(200,147)
Sale of property and equipment	45,712	-
Notes receivable payments	-	743,273
Funds advanced for unconsolidated subsidiaries	(1,059,434)
Funds advanced to affiliates	(824,056)	(180,784)
Acquisition of intangible asset	(7,396,889)
Net cash provided/(used) by investing activities	(9,234,667)	362,342

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt	7,506,205	751,621
Payments on long-term debt	(1,728,949)	(664,000)
Net cash provided by financing activities	5,777,256	87,621

Effect of exchange rates on cash	(1,598,468)	(39,975)

Net increase/(decrease) in cash and equivalents	(1,616,840)	660,078

CASH, beginning of period	5,620,946	4,960,868

CASH, end of period	$4,004,106	$5,620,946

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$553,666	$1,484,910

Non-Cash Financing Activities:
Common stock issued to settle debt	$410,000	$1,122,385
Preferred stock issued for acquisition of subsidiaries	$-	$-
Common stock issued to settle trade payables	$358,844	$-

See accompanying notes to consolidated financial statements.

NEWMARKET TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

In 2003, the Company acquired all of the issued and outstanding stock of Infotel Technologies PTE, Ltd. ("Infotel"). The Company also acquired a majority of the issued and outstanding stock of IP Global Voice, Inc. ("IP Global Voice") as part of a strategy to accelerate business development.  Infotel is a Singapore-based communications systems integration company engaged in the business of reselling and integrating specialty communication devices to various government agencies and commercial customers. IP Global Voice was a full feature voice-over-IP service provider to small and medium businesses in the San Francisco, California area.

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

In February 2006, the Company entered into a Quota Purchase and Sale Purchase Agreement with the founders of  UniOne Consulting Ltda., a Brazilian limited liability company, (“UniOne”), to acquire the founders’ 100% interest in UniOne.  UniOne’s stockholders were issued a note payable by the Company for the purchase price of approximately $6.5 million.  UniOne, located in Sao Paolo, Brazil, is a systems integrator, developer and business practice implementation company, providing support for the integration and maintenance of enterprise software applications.

In April 2009, China Crescent issued 750 shares of Series B Convertible Preferred Stock to Huali in connection with the acquisition by CLPTEC of an additional 25% interest in Clipper-Huali.  In the fourth quarter of 2009, China Crescent acquired 100% of Shenzhen Nubao Technology Co., Ltd. (“Nubao”), an original design manufacturer (“ODM”) of wireless products located in Shenzhen, China and 100% of Dalian Aoyuan Electronic Technology Services Co., Ltd. (“DAETS”), a systems integration company located in Dalian, China.

 In October 2010, the Company entered into a stock purchase agreement (the “TuneIn Agreement")  with  TuneIn Media, Inc.  ("TuneIn") under which TuneIn acquired from the Company all of the outstanding capital stock of Infotel, such that Infotel became a wholly-owned subsidiary of TuneIn, and TuneIn issued to the Company 2,000 shares of Series B Preferred Stock. As the holder of the Series B Preferred Stock, the Company owns 51% of the voting power of TuneIn’s shareholders.  TuneIn’s name was subsequently changed to SEA-Tiger, Inc. (“Sea- Tiger”) to reflect the new operations of the business.

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

At December 31, 2010, the Company did not record any income or loss , nor adjust its investment account, by the net income or loss of the affiliates, as the actual equity percentage paid for was the investments was less than 10%, with a concurrent de minimus net income/loss related thereto.

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

Investment in Unconsolidated Subsidiaries

The Company’s investment in affiliates at December 31, 2010, is composed of an 8% equity position in Red Moon and de minimus investments in several other companies. These equity positions do not represent a controlling interest in these companies.

The Company accounts for its investment in affiliates, defined as those whereby the Company owns less than 51% of the issued and outstanding common stock of the affiliate and the Company does not exercise control over the operations of the affiliate, by the equity method of accounting. At December 31, 2010, the Company did not record any income or loss , nor adjust its investment account, by the net income or loss of the affiliates, as the actual equity percentage paid for was the investments was less than 10%, with a concurrent de minimus net income/loss related thereto.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements.  ASU 2010-06 amends FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820-10”), to require additional disclosures regarding fair value measurements.  The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy.  This guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU No. 2010-20 requires companies that hold financing receivables, which include loans, lease receivables, and the other long-term receivables to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them.   The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
In December 2010, the FASB issued ASU 2010-28 which amends “Intangibles- Goodwill and Other” (Topic 350). The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances changes that would more likely than not reduce the faire value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In December 2010, the FASB issued ASU 2010-29 which address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations (Topic 805). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s financial statements.

NOTE 3 – DISCONTINUED OPERATIONS:

As of result of the Intercell Agreement (see Note 1), China Crescent assumed the assets and liabilities of Intercell which included the discontinued operations of its Brunetti, LLC subsidiary (“Brunetti”).  These operations were discontinued in October 2004 and in March 2005 Brunetti filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 7 of Title 7 of the U.S. Bankruptcy Code.

On November 1, 2009, the Company discontinued the operations of its IP Global Voice/Corsa subsidiary.

At December 31, 2010, the carrying values of those assets and liabilities (presented as assets and liabilities of discontinued operations) are as follows:

	China	IPGV/
	Crescent	Corsa

Cash	$9,377	$
Prepaid expenses	-	121,205
Accounts receivable		171,852
Intangibles		208,426
Fixed assets	-	36,464

Total assets	$9,377	$537,947

Accounts payable	$179,473	$147,110
Related party payable	25,035	-
Accrued expenses	-	424,186
Short-term debt	10,735	-

Total liabilities	$215,243	$571,296

NOTE 4 – NON-CONTROLLING INTEREST:

Non-controlling interest represents the minority stockholders’ proportionate share of equity in our China Crescent and SEA-Tiger subsidiaries.  As of December 31, 2010, we owned 60% of the capital stock of China Crescent and 51% of the capital stock of SEA-Tiger, representing voting control and a majority interest.  Our controlling ownership interest requires that the operations of those subsidiaries be included in the Condensed Consolidated Financial Statements contained herein.  The equity interest that is not owned by us is shown as “Non-controlling interest in consolidated subsidiary” in the Consolidated Statement of Operations and the Consolidated Balance Sheet.  As of December 31, 2010, our minority interest shareholders held a $4,519,865 interest in the net asset value of our China Crescent and SEA-Tiger subsidiaries.

NOTE 5 - STOCKHOLDERS’ EQUITY:

Preferred Stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock.  The rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance.

In April 2009, the Company entered into a Debt Restructure and Equity Reorganization Comprehensive Agreement ("Debt Restructure") with GreenShield Management Company ("GreenShield"), and ES Horizon, Inc. ("ES Horizon"). Pursuant to the terms of the Debt Restructure, the Company issued 750 shares of the newly authorized Series J Convertible Preferred Stock to GreenShield and 500 shares of the newly authorized Series K Preferred Stock to ES Horizon. ES Horizon is a Nevada corporation which the Company's Chairman, Mr. Philip Verges, is a 99% owner.

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

For the year ended December 31, 2010, the Company issued 6,498,198 shares of common stock pursuant to the conversion of 2,309 shares of Series J Convertible Preferred Stock.

The following is a summary of the shares of preferred stock outstanding as of December 31, 2010:

•
The Company had 925 shares of Series C preferred stock outstanding at December 31, 2010.  The shares were issued in 2003 in conjunction with the Company’s acquisition of Infotel (see Note 1).  Each share of Series C preferred stock has a stated value of $1,000 per share, has no voting rights, and is convertible into common stock of the Company at an effective conversion price of the volume-weighted average closing price (“VWAP”) of the common stock for the twenty consecutive trading days prior to the date of conversion.  The shares do not pay a dividend and there is no mandatory conversion feature.

•
The Company had 41 shares of Series E preferred stock outstanding at December 31, 2010.  The shares were issued in 2004 in conjunction with the Company’s acquisition of RKM (see Note 1). Each share of Series E preferred stock has a stated value of $1,000 per share, has no voting rights, and is convertible into common stock of the Company at an effective conversion price of the VWAP of the common stock for the twenty consecutive trading days prior to the date of conversion.  The shares do not pay a dividend and there is no mandatory conversion feature.

•
The Company had 2,108 shares of Series J Convertible Preferred Stock outstanding at December 31, 2010.  Each share of Series J preferred stock has a stated value of $1,000 per share, has no voting rights, and is convertible into common stock of the Company at an effective conversion price of the VWAP of the common stock for the twenty consecutive trading days prior to the date of conversion.  The shares do not pay a dividend and there is no mandatory conversion feature.   The holders of the Series J Preferred Stock can only convert a portion of those shares such that at no time does their beneficial ownership exceed 4.99% of the outstanding shares of common stock.  At December 31, 2010, such a conversion would have represented 1,094,234 shares of common stock.

•
The Company had 500 shares of Series K Preferred Stock outstanding at December 31, 2010.  These shares were issued in April 2009 in conjunction with the Company entering into the Debt Restructure (see above).  The Series K  Preferred  Stock has a par  value of  $0.001  and does not bear a dividend or a have a liquidation preference or any conversion rights.  The Series K Preferred Stock  provides the holder of the shares a right to vote in any matters with the holders the Common  Stock voting  together as one class.  The 5,000 shares of Series K Preferred  Shares have a number of votes equal to the  number  of shares  of  Common  Stock  that is not less than 51% of the vote required to approve any action.  In addition, as long as the Series K Preferred Stock is outstanding, the Company cannot without the holders' change or alter the rights of the Series K Preferred Stock as to adversely  affect the Series K  Preferred  Stock and create any new class or series of stock with preferences over the Series K Preferred Stock with respect to distributions or authorized numbers of prior preferred series.

Common Stock

The Company has authorized 2,000,000,000 shares of $0.001 par value common stock.  The Company had 10,964,272 shares of common stock issued and outstanding at December 31, 2010.  In June 2010, the Company filed a Definitive Information Statement on Schedule 14C indicating that the Board of Directors had authorized an amendment to the Company’s Articles of Incorporation increasing the number of authorized common shares from three-hundred million (300,000,000) to two billion (2,000,000,000).  This action was effective on June 28, 2010.   In October 2010, the Company filed a Definitive Information Statement on Schedule 14C indicating that the Board of Directors had authorized a reverse split of the common stock issued and outstanding on a one new share for two-hundred old shares basis. This action was effective on December 27, 2010 and the Consolidated Balance Sheet, Consolidated Statement of Operations and the Statement of Shareholder’s Equity have been adjusted to reflect the effect of the reverse stock split.

During the year ended December 31, 2010, the Company issued 10,812,491 shares of common stock for the following:

•	The Company issued 6,498,198 shares of common stock pursuant to the conversion of 2,309 shares of Series J Convertible Preferred Stock.
•	The Company issued 1,473,974 shares of common stock pursuant to several agreements to exchange $358,118 in trade payables for equity.
•	The Company issued 2,840,319 shares of common stock to exchange $410,000 of debt and accrued interest for equity.

NOTE 6 - STOCK OPTIONS AND WARRANTS:

Stock Options

The Company maintains no stock option plan or long-term incentive plan at this time.

Warrants

In November 2007, the Company entered to a long-term financing arrangement. (See Note 7).  Pursuant to the terms of this financing, the Company issued five year warrants to purchase a total of 608,656 shares of common stock of the Company to two different parties.  These options are exercisable at a price of $4.40 per share.   These warrants were valued at the time of issuance at $536,540 using the Black-Scholes option valuation model.   These warrants had a value of $0 at December 31, 2010 using the Black-Scholes option valuation model.

NOTE 7 - AVAILABLE FOR SALE SECURITIES:

As of December 31, 2010, the Company owns 336,800 common shares of AlterNet Systems, Inc. (“AlterNet”).  These shares have been classified as available for sale securities in which unrealized gains (losses) are recorded to shareholders’ equity.  At December 31, 2010, all shares held by the Company of AlterNet common stock are tradable.  Based upon the closing price of $0.18 per share, the market value of the AlterNet common shares at December 31, 2010 was $60,624.

At December 31, 2009, the Company owned 1.4 million common shares of VirtualHealth Technologies, Inc. (“VirtualHealth”).  In August 2010, the Company sold all 1.4 million shares of VirtualHealth for net proceeds of $112,000.

NOTE 8 -  INDEBTEDNESS:

Revolving Lines of Credit

As of December 31, 2010, the Company’s Unione and China Crescent subsidiaries had revolving lines of credit with several financial institutions:

	Annual		Amount
	Interest	Maturity	Outstanding
Institution	Rate	Date	at 12/31/10

Banco Itau	(1)	(2)	910,324
Bank of Ningo	5.31%	6/24/11	293,384
Shanghai Pudong Development Bank	5.58%	11/27/11	1,466,920
Shanghai Pudong Development Bank	5.31%	11/27/11	953,646

Total:			$3,624,274

(1)	The interest rate for this line of credit varies monthly. At December 31, 2010, the annual interest rate was approximately 30%.
(2)	This revolving line of credit has no specific maturity date.

These lines of credit are secured by the accounts receivable of the respective operating subsidiary.

China Crescent Short Term Debt

As of December 31, 2010, the Company’s China Crescent subsidiary had several unsecured promissory notes outstanding with several different investors:

	Annual		Principal
	Interest	Maturity	Outstanding
Note	Rate	Date	at 12/31/10

1	10%	7/7/11	$37,500
2	10%	7/7/11	$37,500
3	8%	6/15/11	$436,987
4	8%	6/15/11	$210,000
5	5%	7/11/11	$95,000
6	5%	7/11/11	$117,262

Total:			$934,249

SEA-Tiger Short Term Debt

As of December 31, 2010, the Company’s SEA-Tiger subsidiary had several unsecured promissory notes outstanding with several parties:

	Annual		Amount
	Interest	Maturity	Outstanding
Note	Rate	Date	at 12/31/10

1	8%	9/30/11	$62,913
2	8%	9/30/11	$355,653
3	8%	6/30/11	$37,582
4	8%	12/31/11	$1,702,826

Total:			$2,158,974

Other Short-Term Debt

As of December 31, 2010, the Company had three unsecured promissory notes outstanding with three different parties:

	Annual		Amount
	Interest	Maturity	Outstanding
Note	Rate	Date	at 12/31/10

1	8%	6/1/11	$429,328
2	8%	6/22/11	$140,000
3	8%	12/31/11	$1,006,587

Total:			$1,575,915

As of December 31, 2010, the Company had one secured promissory note outstanding related to the UniOne acquisition (see Note 1):

	Annual		Amount
	Interest	Maturity	Outstanding
Note	Rate	Date	at 12/31/10

(1)	8%	12/31/11	$1,485,736

(1)	This note is secured by the Company’s 100% interest in the UniOne subsidiary.

Convertible Debt

As of December 31, 2010, the Company had two unsecured convertible promissory notes outstanding with one party:

	Annual		Amount
	Interest	Maturity	Outstanding
Note	Rate	Date	at 12/31/10

(1)	8%	6/30/11	$715,000
(1)	8%	6/30/11	$120,000

Total:			$835,000

(1)
These notes are convertible into shares of common stock of the Company at the lowest closing price of the stock during the ten trading days prior and including the date of conversion.  The holder of the notes can only convert a portion of the principal such that at no time does their beneficial ownership exceed 4.99% of the outstanding shares of common stock.  At December 31, 2010, such a conversion would have represented 547,117 shares of common stock.

Long-Term Debt

As of December 31, 2010, the Company’s China Crescent subsidiary had an unsecured promissory note outstanding:
	Annual		Amount
	Interest	Maturity	Outstanding
Institution	Rate	Date	at 12/31/10

Shanghai Pudong Development Bank	(1)	6/21/14	$386,414

Total:			$386,414

(1)	The interest rate for this note is variable based on an official Chinese government rate. At December 31, 2010, the annual interest rate was approximately 5%.

NOTE 9 - EARNINGS PER SHARE:

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the periods presented below (in thousands, except per share data):

	Year ended December 31,
	2010	2009

Net income, as reported	$2,588,298	$1,582,374
Basic earnings per share:
Basic weighted average shares outstanding	2,714,942	77,786
Basic earnings per common share	$0.95	$20.34
Diluted earnings per share:
Basic weighted average shares outstanding	2,714,942	77,786
Effective of dilutive instruments	1,641,351	7,778
Diluted weighted average shares outstanding	4,356,293	85,564
Diluted earnings per common share	$0.59	$18.49

NOTE 10 - INCOME TAXES:

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.  The Company has net operating loss carry-forwards for income tax purposes of approximately $3,195,700 which expire beginning December 31, 2117.  There may be certain limitations on the Company’s ability to utilize the loss carry-forwards in the event of a change of control, should that occur. In addition, the Company amortizes goodwill for income tax purposes, but not for reporting purposes. The amount recorded as a deferred tax asset, cumulative as of December 31, 2010, is approximately $5,496,000, which represents the amount of tax benefits of the loss carry-forwards and goodwill amortization.  The Company has established a valuation allowance for this deferred tax asset of $5,496,000, as the Company has no long-term history of profitable operations at the parent company level, in substantive amount necessary to utilize this asset.  The significant components of the net deferred tax asset as of December 31, 2010 are:

Net operating losses	$0
Goodwill amortization	5,496,000
Valuation allowance	(5,496,000)
Net deferred tax asset	$0

NOTE 11 – INTANGIBLES:

The Company’s intangible assets consist primarily of goodwill related to acquisitions (see Note 1).  None of the Company’s intangible assets are subject to amortization.  The Company determined that, as of December 31, 2010, there have been no significant events which may affect the carrying value of its intangible assets, therefore no impairment charge was recorded during the year ended December 31, 2010.

The Company recorded additional goodwill of $5,576,622 for the year ended December 31, 2010 related to the reverse merger of its Infotel subsidiary with TuneIn (see Note 1).  The Company’s China Crescent subsidiary recorded $1,820,267 of goodwill as a result of contribution of additional paid-in-capital to certain operating subsidiaries and the restructuring of certain assets and liabilities of those subsidiaries.  This action did not result in any change in China Crescent’s ownership position in these subsidiaries.

NOTE 12 - FAIR VALUE MEASUREMENT:

The Company has adopted the provisions of ASC 820-10, Fair Value Measurements and Disclosures, with respect to its non-financial assets and liabilities effective January 1, 2009.  The adoption of ASC 820-10 did not have a material impact on the Company’s consolidated financial statements.

NOTE 13 - OTHER COMPREHENSIVE INCOME:

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at December 31, 2010 was as follows:

	Foreign Currency	Gain/(loss) on	Gain on
	Translation	For-Sale	Derivative
	Adjustment	Securities	Liability

Balance at December 31, 2008	$2,301,099	$(581,000)	$536,540
Change for the year ended December 31, 2009	276,227	(176,536)	-
Balance at December 31, 2009	2,577,326	(757,536)	536,540
Change for the year ended December 31, 2010	(2,339,093)	632,048	-
Balance at December 31, 2010	$238,233	$(125,488)	$536,540

NOTE 14 -  SEGMENT INFORMATION:

The Company is primarily engaged in one operating segment:  IT systems integration products and services. Based on the geographic location of the Company’s customers, the following table presents revenues attributable to the United States and revenues attributable to foreign countries, as a percentage of total revenue:

	Years ended December 31,
	2010	2009

United States	13%	29%
China	66%	46%
Singapore	1%	3%
Brazil	15%	14%
Venezuela	5%	8%
	100%	100%

NOTE 15 -  CONTINGENCIES:

LEASES

The Company’s corporate headquarters operates out of approximately 2,800 square feet of leased facilities located at 14860 Montfort Drive, Suite 210, Dallas, Texas 75254. The lease expired on December 31, 2010 and the Company continues to rent the location on a month-to-month basis.  The monthly rental payments are $3,100. The Company has a number of leases for office space associated with its subsidiary operating companies.

LITIGATION

From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. It cannot be determined at this time to what extent liability or damages, if any, will be imposed against the Company as a result of these matters. The Company does not currently maintain insurance coverage that would be applicable to any damages that may be awarded against the Company as a result of these matters. Should any significant damage awards be rendered against the Company, the payment of such damages may have a material adverse effect on the Company’s operations and financial condition.

The Company incurred expenses related to the settlement of lawsuits of $715,000 and $1,020,953 for the years ended December 31, 2010 and 2009, respectively.

16.  SUBSEQUENT EVENTS (UNAUDITED):

In the first quarter of 2011, the Company issued 164,526,393 shares of common stock pursuant to the conversion of 403 shares of Series J Convertible Preferred Stock.