Form 10-Q
period 2011-03-31
NewMarket Technology Inc
filed 2011-05-31
CIK 1092083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark-One)
(x)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes ___    No ___  (not required)

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
As of May 31, 2011, the registrant had 1,892,516,800 shares of common stock outstanding.

INDEX
NEWMARKET TECHNOLOGY, INC.

ITEM 1.   UNAUDITED FINANCIAL STATEMENTS

NewMarket Technology, Inc.
Consolidated Balance Sheet

ASSETS	March 31, 2011	December 31, 2010
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$5,559,987	$4,004,106
Accounts receivable	35,030,644	32,290,112
Inventory	1,811,613	1,978,203
Prepaid expenses and other current assets	4,646,081	3,417,234
Total current assets	47,048,325	41,689,655

PROPERTY AND EQUIPMENT, NET	612,365	618,795

OTHER ASSETS
Notes receivable including accrued interest	6,277,736	6,039,239
Investment in unconsolidated subsidiares	2,551,447	2,551,447
Goodwill	20,966,352	20,966,352
Available for sale securities	37,048	60,624
Intangibles	2,283	2,201
Total other assets	29,834,866	29,619,863

Total assets	$77,495,556	$71,928,313

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$14,457,455	$12,848,563
Accrued expenses and other liabilities	5,794,681	2,845,850
Customer deposits	351,677	266,919
Liabilities of discontinued operations	52,872	52,872
Short term debt	10,056,744	10,614,148
Total current liabilities	30,713,429	26,628,352

Long-term debt	619,602	386,414

Total liabilities	31,333,031	27,014,766

EQUITY
Preferred stock; $.001 par value; 10,000,000 shares authorized;
Series C 925 and 925; Series E 41 and 41; Series J 1,851
and 2,108; Series K 500 and 500 shares issued and
outstanding at March 31, 2011 and
December 31, 2010, respectively	3	4
Common stock; $.001 par value; 2,000,000,000 shares authorized;
295,132,892 and 10,364,272 shares issued and outstanding
at March 31, 2011 and December 31, 2010, respectively	295,133	10,964
Deferred compensation	-	-
Additional paid-in capital	59,926,769	59,914,798
Accumulated comprehensive income	873,904	649,285
Accumulated deficit	(19,445,004)	(20,181,369)
Total NewMarket Technology, Inc. stockholders' equity	41,650,805	40,393,682
Non-controlling interest in consolidated subsidiary	4,511,720	4,519,865
Total equity	46,162,525	44,913,547

Total liabilities and equity	$77,495,556	$71,928,313

See accompanying notes to consolidated financial statements.

NewMarket Technology, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended March 31,
	2011	2010
REVENUE	$23,660,513	$25,652,226

COST OF SALES	20,313,445	22,713,693

Gross Margin	3,347,068	2,938,533

OPERATING EXPENSES
Selling, general and administrative expenses	2,357,132	2,249,670
Depreciation and amortization	49,466	45,435
Total expenses	2,406,598	2,295,105

Income (loss) from operations	940,470	643,428

OTHER INCOME (EXPENSE)
Interest income	134,616	130,948
Interest expense	(238,719)	(129,022)
Foreign currency transaction gain (loss)	(12,477)	(3,545)
Other income (expense)	(10,841)	195,699
Total other income (expense)	(127,421)	194,080

Net income before income tax and
non-controlling interest	813,049	837,508
Foreign income tax (credit)	129,555	86,108
Non-controlling interest in consolidated subsidiary	(52,871)	326,289

Net income	736,365	425,111

Other comprehensive income (loss)
Gain (loss) on available for sale securities	(23,576)	(40,316)
Foreign currency translation gain	248,195	(1,107,501)

Comprehensive income (loss)	$960,984	$(722,706)

Income (loss) per weighted-average common share-basic	$0.01	$1.45
Income (loss) per weighted-average common share-diluted	$0.00	$1.32

Number of weighted average common shares o/s-basic	75,942,604	292,266
Number of weighted average common shares o/s-diluted	149,607,774	321,493

See accompanying notes to consolidated financial statements.

NEWMARKET TECHNOLOGY, INC.
STOCKHOLDERS' EQUITY
AS OF MARCH 31, 2011
						Accumulated
	Number of Shares		Par Value of Shares		Additional	Comprehensive	Accumulated	Stockholders'
	Preferred	Common	Preferred	Common	Paid-In Capital	Income	Deficit	Equity

STARTING BALANCE, 12/31/10	3,574	10,964,272	$4	$10,964	$59,914,798	$649,285	$(20,181,369)	$40,393,682

Conversion of preferred stock	(257)	164,526,393		164,526	(164,526)			-

Common stock issued for conversion
of note payable and accrued interest		119,642,227		119,643	176,497			296,140

Other comprehensive income (loss)						224,619		224,619

Net income							736,365	736,365

ENDING BALANCE, 3/31/11	3,317	295,132,892	$4	$295,133	$59,926,769	$873,904	$(19,445,004)	$41,650,806

NewMarket Technology, Inc.
Consolidated Statement of Cash Flows
Three months ended March 31,
(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$736,365	$425,111
Adjustments to reconcile net earnings to net cash
provided (used) by operating activities:
Stock issued for services and amortization of
deferred compensation	-	49,375
Depreciation and amortization	49,466	45,435
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,740,532)	(879,531)
(Increase) decrease in inventory	166,590	616,350
(Increase) decrease in prepaid expenses	(1,228,847)	(753,345)
Increase (decrease) in accounts payable	1,608,892	620,564
Increase (decrease) in deposits	84,758	(42,295)
Increase (decrease) in accrued expenses and other payables	2,950,831	474,509
Net cash provided by operating activities	1,627,523	556,173

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in accrued interest receivable	(125,000)	(125,000)
Notes receivable advances	(113,497)	(132,694)
Proceeds from sale of property and equipment	114,353	361,213
Purchase of property and equipment	(30,949)	(11,594)
Net cash provided by/(used in) investing activities	(155,093)	91,925

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term borrowings	-
Advances on short term debt	1,597,557	-
Advances on long term debt	139,487	-
Payments on short-term borrowings	(1,962,959)	(1,225,663)
Net cash used by financing activities	(225,915)	(1,225,663)

Effect of exchange rates on cash	309,366	(455,832)

Net increase (decrease) in cash and equivalents	1,555,881	(1,033,397)

CASH, beginning of period	4,004,106	5,620,946

CASH, end of period	$5,559,987	$4,587,549

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$230,552	$802,075

Non-cash Financing Activities:
Common stock issued to settle debt	$296,140	$250,000
Common stock issued to settle trade payables	$-	$106,678
Common stock issued for conversion of preferred stock	$164,526	$51,129

NEWMARKET TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2011

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

In October 2010, we filed a Definitive Information Statement on Schedule 14C indicating that the Board of Directors had authorized a reverse split of our common stock issued and outstanding on a one new share for two-hundred old shares basis. This action was effective on December 27, 2010 and the Consolidated Balance Sheet, Consolidated Statement of Operations and the Statement of Shareholder’s Equity have been adjusted to reflect the effect of the reverse stock split.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by general accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at March 31, 2011 and the results of operations and comprehensive income, stockholders’ equity and cash flows for all periods presented. The consolidated results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of the Company included in our annual report on Form 10-K for the year ended December 31, 2010.

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

Under the equity method, the Company reports:

●	our interest in the entity as an investment on its balance sheets, and
●	our percentage share of earnings or losses on its statement of operations

At March 31, 2011, we did not record any income or loss, nor adjust our investment account, by the net income or loss of the affiliates, as the actual equity percentage paid for the investments was less than 10%, with a concurrent de minimus net income/loss related thereto.

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

Other Assets

Available-for-sale securities consist of 336,800 shares of Alternet Systems, Inc. (See Note 8). These securities are carried at fair value based upon quoted market prices.  Unrealized gains and losses are computed on the average cost basis and are reported as a separate component of comprehensive income, included as a separate item in stockholders’ equity.  Realized gains, realized losses and declines in value judged to be other-then temporary, are included in other income (expense).

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

Intangibles

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

Earnings per share

Earnings per share is calculated in accordance with ASC 260-10, Earnings Per Share.  Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period presented. Diluted net income (loss) per share for the period is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, increased by potentially dilutive common shares (“dilutive securities”) that were outstanding during the period.  Dilutive securities include convertible debt and convertible preferred stock.

Foreign Currency Transaction and Translation Gains (Losses)

We have operations located in the People’s Republic of China, Singapore, Venezuela and Brazil.  We use the United States dollar for financial reporting purposes.  Our results of operations and cash flows are translated at the average exchange rates during the period, assets and liabilities are translated at the exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

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

Recently Issued Accounting Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28 which amends “Intangibles- Goodwill and Other” (Topic 350). The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances changes that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010. Early adoption is not permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU will have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29 which addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations (Topic 805). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We are currently evaluating the impact of this ASU and what effect expected the adoption of this ASU will have an impact on our future business combinations, if any.

Concentrations of risks - Geographic

As a result of the various acquisitions in 2003 through 2009, we now have offices, employees and customers in a variety of foreign countries.  Our four foreign-based subsidiaries are headquartered in Singapore; Caracas, Venezuela; Shanghai, Peoples Republic of China and Sao Paulo, Brazil.  For the three months ended March 31, 2011, RKM Suministros, S.A., based in Caracas, Venezuela, represented approximately 14% of our total revenue; Infotel, based in Singapore, represented approximately 2% of our total revenue; China Crescent Enterprises, Inc., based in Shanghai, China, represented approximately 63% of our total and UniOne, based in Sao Paulo, Brazil, represented approximately 21% of our total revenue.

Investment in unconsolidated affiliates/subsidiaries

We account for our investment in affiliates, defined as those whereby we own less than 51% of the issued and outstanding common stock of the affiliate and we do not exercise control over the operations of the affiliate, by the equity method of accounting. At March 31, 2011, we did not record any income or loss , nor adjust its investment account, by the net income or loss of the affiliates, as the actual equity percentage paid for was the investments was less than 10%, with a concurrent de minimus net income/loss related thereto.

Our investment in affiliates at March 31, 2011, is composed of an 8% equity position in RedMoon Broadband, Inc. This equity position does not represent a controlling interest in this company.

2. DESCRIPTION OF BUSINESS:

NewMarket Technology, Inc., is a Nevada corporation which conducts business from our headquarters in Dallas, Texas.  The Company was incorporated on February 19, 1997 as Nova Enterprises, Inc., changed its name to IPVoice Communications, Inc. in March of 1998, then to IPVoice.com, Inc. in May of 1999, back to IPVoice Communications, Inc. in January of 2001 and to NewMarket Technology, Inc., in July 2004.  We are involved in the information technology industry, principally systems integration, technology services outsourcing, software licensing, hardware manufacturing and the sale of various technology products.  We currently have domestic operations in Texas and international operations in The People’s Republic of China, Singapore, Venezuela and Brazil.

4.   NON-CONTROLLING INTEREST:

Non-controlling interest represents the minority stockholders’ proportionate share of equity in our China Crescent and SEA-Tiger subsidiaries.  As of December 31, 2010, we owned 60% of the capital stock of China Crescent and 51% of the capital stock of SEA-Tiger, representing voting control and a majority interest.  Our controlling ownership interest requires that the operations of those subsidiaries be included in the Condensed Consolidated Financial Statements contained herein.  The equity interest that is not owned by us is shown as “Non-controlling interest in consolidated subsidiary” in the Consolidated Statement of Operations and the Consolidated Balance Sheet.  As of March 31, 2011, our minority interest shareholders held a $4,511,719 interest in the net asset value of our China Crescent and SEA-Tiger subsidiaries.

5. INDEBTEDNESS:

Revolving Lines of Credit

As of March 31, 2011, our Unione and China Crescent subsidiaries had revolving lines of credit with several financial institutions:

	Annual		Amount
	Interest	Maturity	Outstanding
Institution	Rate	Date	at 3/31/11

Banco Itau	(1)	(2)	1,339,582
Bank of Ningo	5.31%	6/24/11	304,400
Hangzhou United Commercial Bank	7.92%	3/22/12	106,540
Shanghai Pudong Development Bank	5.31%	11/27/11	989,300

Total:			$2,739,822

(1)	The interest rate for this line of credit varies monthly. At March 31, 2011, the annual interest rate was approximately 30%.
(2)	This revolving line of credit has no specific maturity date.

These lines of credit are secured by the accounts receivable of the respective operating subsidiary.

China Crescent Short Term Debt

As of March 31, 2011, our China Crescent subsidiary had an unsecured promissory note outstanding:

	Annual		Principal
	Interest	Maturity	Outstanding
Note	Rate	Date	at 3/31/11

1	8%	6/15/11	$ 285,000

Total:			$ 285,000

SEA-Tiger Short Term Debt

As of March 31, 2011, our SEA-Tiger subsidiary had several unsecured promissory notes outstanding with several parties:

	Annual		Amount
	Interest	Maturity	Outstanding
Note	Rate	Date	at 3/31/11

1	8%	9/30/11	$ 57,431
2	8%	9/30/11	$ 355,653
3	8%	6/30/11	$ 110,000
4	8%	12/31/11	$ 1,665,784

Total:			$ 2,188,868

Other Short-Term Debt

As of March 31, 2011, we had several unsecured promissory notes outstanding with several different parties:

	Annual		Amount
	Interest	Maturity	Outstanding
Note	Rate	Date	at 3/31/11

1	8%	6/1/11	$ 400,000
2	8%	6/22/11	$ 77,642
3	8%	1/18/12	$ 219,000
4	8%	6/30/11	$ 100,000
5	6%	12/31/11	$ 260,289
6	8%	3/11/12	$ 250,000
7	8%	3/10/12	$ 262,000
8	8%	12/31/11	$ 1,016,587

Total:			$ 2,585,518

As of March 31, 2011, we had one secured promissory note outstanding related to our acquisition of UniOne Consulting, Ltda., in March, 2006:

	Annual		Amount
	Interest	Maturity	Outstanding
Note	Rate	Date	at 3/31/11

(1)	8%	12/31/11	$ 1,392,536

(1)	This note is secured by our 100% interest in the UniOne subsidiary.

Convertible Short-Term Debt

As of March 31, 2011, we had three unsecured convertible promissory notes outstanding with one party:

	Annual		Amount
	Interest	Maturity	Outstanding
Note	Rate	Date	at 3/31/11

(1)	8%	6/30/11	$ 715,000
(1)	8%	6/30/11	$ 120,000
(1)	8%	12/31/11	$ 30,000

Total:			$ 865,000

(1)
These notes are convertible into shares of our common stock at the lowest closing price of the stock during the ten trading days prior and including the date of conversion.  The holder of the notes can only convert a portion of the principal such that at no time does their beneficial ownership exceed 4.99% of the outstanding shares of common stock.  At March 31, 2011, such a conversion would have represented 14,737,131 shares of common stock.

Long-Term Debt

As of March 31, 2011, our China Crescent subsidiary had two unsecured promissory notes outstanding:

	Annual		Amount
	Interest	Maturity	Outstanding
Institution	Rate	Date	at 3/31/11

Shanghai Pudong Development Bank	(1)	6/21/14	$ 400,901
(2)	6%	5/3/13	$ 102,500

Total:			$ 503,401

(1)	The interest rate for this note is variable based on an official Chinese government rate. At March 31, 2011, the annual interest rate was approximately 5%.
(2)	This note has a face value of $125,000 with an unamortized discount of $22,500 at March 31, 2011.

As of March 31, 2011, we had one secured promissory note outstanding with one party:

	Annual		Amount
	Interest	Maturity	Outstanding
Note	Rate	Date	at 3/31/11

(1)	7.99%	2/24/15	$ 13,700

Total:			$ 13,700

(1)	This note is secured by our 100% interest in certain equipment.

Convertible Long-Term Debt

As of March 31, 2011, we had one unsecured convertible promissory note outstanding with one party:

	Annual		Amount
	Interest	Maturity	Outstanding
Note	Rate	Date	at 3/31/11

(1)	6%	6/30/11	$ 102,500

Total:			$ 102,500

(1)
This note has a face value of $125,000 with an unamortized discount of $22,500 at March 31, 2011.  The note is convertible into shares of common stock of the Company based the average of the three lowest closing prices of the stock during the twenty trading days prior and including the date of conversion.  The holder of the notes can only convert a portion of the principal such that at no time does their beneficial ownership exceed 9.99% of the outstanding shares of common stock of the Company.  At March 31, 2011, such a conversion would have represented 29,483,776 shares of common stock.

6. STOCKHOLDERS’ EQUITY:

Common stock

The Company has authorized 2,000,000,000 shares of $0.001 par value common stock. We had 295,132,892 shares of common stock issued and outstanding at March 31, 2011.

During the first quarter of 2011, we issued 284,168,620 shares of common stock as follows:

●	We issued 119,642,227 shares of common stock to exchange $296,410 of convertible debt and accrued interest for equity.
●	We issued 164,526,393 shares of common stock pursuant to the conversion of 257 shares of Series J Preferred Stock.

In October 2010, we filed a Definitive Information Statement on Schedule 14C indicating that the Board of Directors had authorized a reverse split of our common stock issued and outstanding on a one new share for two-hundred old shares basis. This action was effective on December 27, 2010 and the Consolidated Balance Sheet, Consolidated Statement of Operations and the Statement of Shareholder’s Equity have been adjusted to reflect the effect of the reverse stock split.

Preferred stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock.  Rights and privileges of the preferred stock are determined by the Board of Directors prior to issuance.  We had  925 shares of Series C preferred, 41 shares of Series E preferred stock, 1,851 shares of Series J preferred stock, and 500 shares of Series K preferred stock issued and outstanding, at March 31, 2011.

For the three months ended March 31, 2011 we issued 164,526,393 shares of common stock pursuant to the conversion of 257 shares of Series J Convertible Preferred Stock.

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

7. STOCK OPTIONS AND WARRANTS:

Stock options

We maintain no stock option plan or long-term incentive plan at this time.

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

As of March 31, 2011, the value of all outstanding warrants based on the Black-Scholes valuation model was $0.

8.  AVAILABLE FOR SALE SECURITIES:

As of March 31, 2011, we own 336,800 shares of Alternet Systems, Inc. (“Alternet”).  These shares have been classified as available for sale securities in which unrealized gains (losses) are recorded to shareholders’ equity.  At March 31, 2011 all shares held by us Alternet common stock are tradable.  Based upon the closing price of $0.11 per share, the market value of the Alternet common shares at March 31, 2011 was $37,048.

9. DISCONTINUED OPERATIONS:

In October 2003, Intercell International Corp., the predecessor company of our Chinese subsidiary, acquired a controlling 60% equity interest in Brunetti, LLC (“Brunetti”). In January 2004, Intercell acquired the remaining 40% equity interest in Brunetti. In October 2004, Intercell discontinued the operations of Brunetti and implemented steps to liquidate the assets of Brunetti.  In March, 2005, Brunetti filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 7 of Title 7 of the U.S. Bankruptcy Code.

In November, 2009, we discontinued the operations of our IP Global Voice/Corsa subsidiary (“IP Global”).

At March 31, 2011, the carrying values of those assets and liabilities (presented as assets and liabilities of discontinued operations) are as follows:

	China	IPGV/
	Crescent	Corsa

Cash	$9,377	$
Prepaid expenses	-	121,205
Accounts receivable		171,852
Intangibles		208,426
Fixed assets	-	36,464

Total assets	$9,377	$537,947

Accounts payable	$179,473	$147,110
Related party payable	25,035	-
Accrued expenses	-	424,186
Short-term debt	10,735	-

Total liabilities	$215,243	$571,296

Brunetti and IP Global reported no revenues or income during the three months ended March 31, 2011.

10.  INCOME TAXES

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.  We have net operating loss carry-forwards for income tax purposes of approximately $18,800,000 which expire beginning December 31, 2117.  There may be certain limitations on our ability to utilize the loss carry-forwards in the event of a change of control, should that occur. In addition, we amortize goodwill for income tax purposes, but not for reporting purposes. The amount recorded as a deferred tax asset, cumulative as of March 31, 2011, is $19,807,000, which represents the amount of tax benefits of the loss carry-forwards and goodwill amortization.  The Company has established a valuation allowance for this deferred tax asset of $19,807,000.  The significant components of the net deferred tax asset as of March 31, 2011 are:

Net operating losses	$18,800,000
Goodwill amortization	1,007,000
Valuation allowance	(19,807,000)
Net deferred tax asset	$0

11.   INTANGIBLES:

Our intangible assets consist primarily of goodwill related to acquisitions.  None of our intangible assets are subject to amortization.  We determined that, as of March 31, 2011, there have been no significant events which may affect the carrying value of our intangible assets, therefore no impairment charge was recorded during the three-months ended March 31, 2011.

12.   FAIR VALUE MEASUREMENT:

We have adopted the provisions of ASC 820-10, Fair Value Measurements and Disclosures, with respect to our non-financial assets and liabilities effective January 1, 2009.  The adoption of ASC 820-10 did not have a material impact on our consolidated financial statements.

13. OTHER COMPREHENSIVE INCOME:

 Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at March 31, 2011 was as follows:

	Foreign Currency	Gain/(loss) on	Gain on
	Translation	For-Sale	Derivative
	Adjustment	Securities	Liability

Balance at December 31, 2010	$238,233	$(125,488)	$536,540
Change for the three months ended March 31, 2011	248,195	(23,576)	-
Balance at March 31, 2011	$486,428	$(149,064)	$536,540

14. COMMITMENTS AND CONTINGENCIES:

Leases

Our corporate headquarters operates out of approximately 2,800 square feet of leased facilities located at 14860 Montfort Drive, Suite 210, Dallas, Texas 75254. The lease expired on December 31, 2010 and we continue to rent the location on a month-to-month basis.  The monthly rental payments are $3,100. We have a number of leases for office space associated with our subsidiary operating companies.

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

15.   SUBSEQUENT EVENTS:

In April 2011, our China Crescent subsidiary entered into a non-binding Letter-of-Intent to sell their Shenzhen-based Nubao subsidiary to NuMobile, Inc.  The prospective transaction is subject to the negotiation of final terms and conditions, the completion of reasonable and customary due diligence, and the issuance of a fairness opinion by a qualified third-party valuation firm.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor for Forward-Looking Statements

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this report.

Information contained herein contains forward-looking statements,  You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control.  Forward-looking statements include information concerning our possible and assumed future results of operations, including descriptions of our business strategy.  The statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or other similar expressions.  These statements are based on assumptions that we have made in light of our experience and well as perceptions of historical trends, current conditions, expected future developments, and other factors we believe are appropriate under the circumstances.  Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financials results or results of operations and could cause actual results to differ materially from those on the forward-looking statements.  These factors include, but are not limited to, competition from existing and future competitors, failure to maintain and develop business, failure to increase or maintain the number of customers we have, downturns in the economies and/or industries that we serve, and the failure to attract or keep qualified professionals we employ.  These factors and others discussed in detail in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should keep in mind that any forward-looking statements made by us herein, or elsewhere, speaks only as of the date on which we made it.  New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us.  We have no obligation to update any forward-looking statements after the date hereof, except as required by federal securities laws.

Links to all of our filings, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, information statements and other material information concerning us are available on the Investor Relations page of our website at www.NewmarketTechnology.com .

Critical accounting policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-K fiscal year 2010.  There have been no material changes to our critical accounting policies as of March 31, 2011.

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

Currently, we are applying our resources more narrowly on increasing revenue and profit through improved localized operational efficiencies in our core systems integration and information technology support services.  We have succeeded in building substantial systems integration and information technology support services organization with operations in China, Southeast Asia, South America and North America.  However, the global IT systems integration and support services market has become dominated by large corporations such as IBM and Hewlett-Packard.  Considering the commodity pricing nature of the products in the current market environment, it is becoming more challenging for smaller companies to compete effectively as scale is critical to long-term success.  Based on our relative size, we believe it will be increasingly more difficult to access the level of financing required to support us in transitioning from a small to medium size firm.  Management has concluded that our global operations are likely to be more valuable to our shareholders by pursuing a strategy that concentrates on developing each regional operation into a niche systems integration and technology support services provider within their respective operational regions.

Our business strategy will continue to evolve.  Our current direction is aimed at simplifying our overall strategy by concentrating on building shareholder value through positioning each regional operation as a more significant niche provider within its specific area of operation.  We anticipate updating and refining our business strategy throughout the year as our new direction progresses.

Results of Operations

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Overall revenue decreased 8% from $25,652,226 for the quarter ended March 31, 2010 to $23,660,513 for the quarter ended March 31, 2011.  Revenue from our Chinese systems integration subsidiary was essentially flat for the quarter while revenue declined in our domestic operations and increased 61% in out Latin American subsidiaries for the quarter.

Cost of sales decreased 11% from $22,713,693 for the quarter ended March 31, 2010 to $20,313,445 the quarter ended March 31, 2011 due to the corresponding decrease in sales. Our gross margin, as a percentage of sales was 14% and 11% for the quarters ended March 31, 2011 and 2010, respectively. Improved operating margins in our Latin American subsidiaries were slightly offset by competitive pricing pressures in our Chinese systems integration subsidiaries.

General and administrative expenses increased 5% to $2,357,132 for the quarter ended March 31, 2011 from $2,249,670 for the quarter ended March 31, 2010.  The increase is primarily the result of additional expenses in our Chinese operating subsidiaries. General and administrative expenses as a percentage of revenue were 10% and 9% for the three months ended March 31, 2011 and 2010, respectively.

Depreciation and amortization expense increased 9% from $45,435 for the quarter ended March 31, 2010 to $49,446 for the quarter ended March 31, 2011. Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

We reported net income of $736,365 for the quarter ended March 31, 2011 after accounting for the non-controlling interest in a consolidated subsidiary, compared to net income of $425,111 for the quarter ended March 31, 2010, an increase of 73%. The increase was due to an increase in gross margin and a decrease in income attributable to the non-controlling interest in our consolidated subsidiary. Comprehensive net income, which is adjusted to compensate for the risk associated with foreign profits and the potential conversion of foreign currency, as well as the change in market value of available-for-sale securities, increased from a loss of $722,706 for the quarter ended March 31, 2010 to income of $960,984 for the quarter ended March 31, 2011.

Liquidity and Capital Resources

Our cash balance at March 31, 2011 increased $1,555,881 from $4,004,106 as of December 31, 2010, to $5,559,987  The increase was the result of a combination of cash provided by operating activities of $1,627,523 and the effect of exchange rates on cash of $309,366, offset by cash used in investing activities of $155,093 and cash used in financing activities of $225.915. Operating activities for the three months ended March 31, 2011 exclusive of changes in operating assets and liabilities provided $785,831, as well as an increase in accounts payable of $1,608,892, an increase in accrued expenses and other payables of $2,950,831, an increase in deposits of $84,758 and a decrease in inventory of $166,590, offset by an increase in prepaid expenses of $1,228,847 and an increase in accounts receivable of $2,740,532.

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

ITEM 1A.  RISK FACTORS

No material changes in the risks related to our business have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2010.   You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q.  You should be aware that these risk factors may not describe every risk facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

Set forth below is information regarding the issuance and sale of our securities without registration during the three month period ended March 31, 2011:

●	We issued 119,642,227 shares of common stock to exchange $296,410 of convertible debt and accrued interest for equity.
●	We issued 164,526,393 shares of common stock pursuant to the conversion of 257 shares of Series J Preferred Stock.

We received no proceeds from the issuance of these securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.1	Annual Report for the year ended December 31, 2010, as filed in Company’s Form 10-K April 27, 2011, and incorporated herein by reference

31.1 *	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Bruce Noller, Chief Executive Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Philip J. Rauch, Chief Financial Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed Herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NewMarket Technology, Inc.
(Registrant)

Date: May 31, 2011	By:	/s/ Bruce Noller
Bruce Noller
Chief Executive Officer
(Principal Executive Officer)

Date: May 31, 2011	By:	/s/ Philip J. Rauch
Philip J. Rauch
Chief Financial Officer
(Principal Financial Officer)