Form 10-Q
period 2011-06-30
NewMarket Technology Inc
filed 2011-08-31
CIK 1092083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark-One)
(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
As of August 31, 2011, the registrant had 1,996,054,699 shares of common stock outstanding.

INDEX
NEWMARKET TECHNOLOGY, INC.

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

NewMarket Technology, Inc.
Consolidated Balance Sheet

ASSETS	June 30, 2011	December 31, 2010
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$3,791,630	$4,004,106
Accounts receivable	42,945,488	32,290,112
Inventory	2,152,082	1,978,203
Prepaid expenses and other current assets	4,638,060	3,417,234
Total current assets	53,527,260	41,689,655

PROPERTY AND EQUIPMENT, NET	610,839	618,795

OTHER ASSETS
Notes receivable including accrued interest	6,163,765	6,039,239
Investment in unconsolidated subsidiares	2,006,445	2,551,447
Goodwill	20,966,352	20,966,352
Available for sale securities	33,680	60,624
Intangibles	2,738	2,201
Total other assets	29,172,980	29,619,863

Total assets	$83,311,079	$71,928,313

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$21,004,137	$12,848,563
Accrued expenses and other liabilities	7,563,206	2,845,850
Customer deposits	390,454	266,919
Liabilities of discontinued operations	52,872	52,872
Short term debt	10,169,579	10,614,148
Total current liabilities	39,180,248	26,628,352

Long-term debt	222,945	386,414

Total liabilities	39,403,193	27,014,766

EQUITY
Preferred stock; $.001 par value; 10,000,000 shares authorized;
Series C 925 and 925; Series E 41 and 41; Series J 1,620
and 2,108; Series K 500 and 500 shares issued and
outstanding at June 30, 2011 and
December 31, 2010, respectively	3	4
Common stock; $.001 par value; 300,000,000 shares authorized;
1,996,054,699 and 10,364,272 shares issued and outstanding
at June 30, 2011 and December 31, 2010, respectively	1,996,054	10,964
Additional paid-in capital	58,327,910	59,914,798
Accumulated comprehensive income	(1,486,759)	649,285
Accumulated deficit	(19,268,107)	(20,181,369)
Total NewMarket Technology, Inc. stockholders' equity	39,569,101	40,393,682
Non-controlling interest	4,338,785	4,519,865
Total equity	43,907,886	44,913,547

Total liabilities and equity	$83,311,079	$71,928,313

See accompanying notes to consolidated financial statements.

NewMarket Technology, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUE	$28,630,279	$29,803,347	$52,290,792	$55,455,573

COST OF SALES	24,808,930	24,674,040	45,122,375	46,387,734

Gross Margin	3,821,349	5,129,307	7,168,417	9,067,839

OPERATING EXPENSES
Selling, general and administrative expenses	3,061,698	3,331,658	5,418,830	6,581,328
Depreciation and amortization	49,844	47,296	99,310	92,731
Total expenses	3,111,542	3,378,954	5,518,140	6,674,059

Income (loss) from operations	709,807	1,750,353	1,650,277	2,393,780

OTHER INCOME (EXPENSE)
Interest income	170,489	131,899	305,105	262,847
Interest expense	(142,852)	(146,332)	(381,571)	(275,354)
Foreign currency transaction gain (loss)	(9,629)	144	(22,106)	(3,401)
Bad debt expense	-	-	-	-
Other income (expense)	(99,030)	(35,544)	(109,871)	160,154
Total other income (expense)	(81,022)	(49,833)	(208,443)	144,246

Net income before income tax and
non-controlling interest and extraordinary expense	628,785	1,700,520	1,441,834	2,538,026
Foreign income tax (credit)	77,218	113,841	206,773	199,949
Write-off of investment in unconsolidated affiliate	545,000	-	545,000	-
Non-controlling interest in consolidated subsidiary	(170,329)	517,154	(223,200)	843,443

Net income	176,896	1,069,525	913,261	1,494,634

Other comprehensive income (loss)
Gain (loss) on available for sale securities	(3,368)	(54,798)	(26,944)	(95,114)
Foreign currency translation gain	(2,357,295)	355,996	(2,109,100)	(751,505)

Comprehensive income (loss)	$(2,183,767)	$1,370,723	$(1,222,783)	$648,015

Income (loss) per weighted-average common share-basic	$0.00	$0.01	$0.00	$0.01
Income (loss) per weighted-average common share-diluted	$0.00	$0.01	$0.00	$0.01

Number of weighted average common shares o/s-basic	1,351,074,034	162,279,627	717,030,781	110,653,259
Number of weighted average common shares o/s-diluted	2,000,000,000	178,507,590	2,000,000,000	121,718,585

See accompanying notes to consolidated financial statements.

NEWMARKET TECHNOLOGY, INC.
STOCKHOLDERS' EQUITY
AS OF JUNE 30, 2011
						Accumulated
	Number of Shares		Par Value of Shares		Additional	Comprehensive	Accumulated	Stockholders'
	Preferred	Common	Preferred	Common	Paid-In Capital	Income/(Loss)	Deficit	Equity

STARTING BALANCE, 12/31/10	3,574	10,964,272	$4	$10,964	$59,914,798	$649,285	$(20,181,369)	$40,393,682

Conversion of preferred stock	(488)	1,147,614,867	(1)	1,147,614	(1,147,613)			-

Common stock issued for conversion
of notes payable and accrued interest		837,475,560		837,476	(439,275)			398,201

Other comprehensive loss						(2,136,044)		(2,136,044)

Net income							913,262	913,262

ENDING BALANCE, 6/30/11	3,086	1,996,054,699	$3	$1,996,054	$58,327,910	$(1,486,759)	$(19,268,107)	$39,569,101

NewMarket China, Inc.
Consolidated Statement of Cash Flows
Six months ended June 30,
(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$913,261	$1,494,634
Adjustments to reconcile net earnings to net cash
provided (used) by operating activities:
Recovery of bad debt	-	-
Stock issued for services and amortization of
deferred compensation	-	49,375
Depreciation and amortization	99,310	92,731
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(10,655,376)	(746,550)
(Increase) decrease in inventory	(173,879)	(36,732)
(Increase) decrease in prepaid expenses	(1,220,826)	146,803
Increase (decrease) in accounts payable	8,155,574	67,759
Increase (decrease) in deposits	123,535	(37,322)
Increase (decrease) in accrued expenses and other payables	4,714,856	678,334
Net cash provided (used) by operating activities	1,956,455	1,709,032

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in accrued interest receivable	(250,000)	(250,000)
Notes receivable advances	(216,556)	(149,778)
Payments on notes receivable	92,030	-
Purchase of property and equipment	(17,426)	(541,515)
Net cash used by investing activities	(391,952)	(941,293)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term borrowings	(444,569)	(565,709)
Payments on short-term line-of-credit	-	(1,182,852)
Net cash used by financing activities	(444,569)	(1,748,561)

Effect of exchange rates on cash	(1,332,410)	1,185,488

Net increase (decrease) in cash and equivalents	(212,476)	204,666

CASH, beginning of period	4,004,106	5,620,946

CASH, end of period	$3,791,630	$5,825,612

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$-	$-

Non-cash Financing Activities:
Common stock issued to settle debt	$398,201	$250,000
Common stock issued to settle trade payables	$-	$190,590
Preferred stock issued to settle debt	$-	$-

NEWMARKET TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by general accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at June 30, 2011 and the results of operations and comprehensive income, stockholders’ equity and cash flows for all periods presented. The consolidated results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of the Company included in our annual report on Form 10-K for the year ended December 31, 2010.

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

At June 30, 2011, we did not record any income or loss, nor adjust our investment account, by the net income or loss of the affiliates, as the actual equity percentage paid for the investments was less than 10%, with a concurrent de minimus net income/loss related thereto.

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

Foreign Currency Transaction and Translation Gains (Losses)

We have operations located in the People’s Republic of China, Singapore, Venezuela, and Brazil.  We use the United States dollar for financial reporting purposes.  Our results of operations and cash flows are translated at the average exchange rates during the period, assets and liabilities are translated at the exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

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

Recently Issued Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04,  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which is not expected to have a material impact on our  consolidated financial position and results of operations upon adoption.

Concentrations of risks - Geographic

As a result of the various acquisitions in 2003 through 2009, we now have offices, employees and customers in a variety of foreign countries.  Our four foreign-based subsidiaries are headquartered in Singapore; Caracas, Venezuela; Shanghai, Peoples Republic of China and Sao Paulo, Brazil.  For the six months ended June 30, 2011, RKM Suministros, S.A., based in Caracas, Venezuela, represented approximately 22% of our total revenue; SEA Tiger, based in Singapore, represented approximately 2% of our total revenue; China Crescent Enterprises, Inc., based in Shanghai, China, represented approximately 57% of our total and UniOne, based in Sao Paulo, Brazil, represented approximately 20% of our total revenue.

Investment in unconsolidated affiliates/subsidiaries

We account for our investment in affiliates, defined as those whereby we own less than 51% of the issued and outstanding common stock of the affiliate and we do not exercise control over the operations of the affiliate, by the equity method of accounting. Our investment in affiliates at March 31, 2011, was composed of an 8% equity position in RedMoon Broadband, Inc. (“Redmoon”).  In April 2011 we were informed that Redmoon had filed a voluntary petition for relief in the United States Bankruptcy Court, District of Texas under Chapter 11 of the U.S. Bankruptcy Code.  As a result, we have written off our investment of $545,000 in Redmoon as of April, 2011.

2.   DESCRIPTION OF BUSINESS:

NewMarket Technology, Inc., is a Nevada corporation with headquarters in Dallas, Texas.  The Company was incorporated on February 19, 1997 as Nova Enterprises, Inc., changed its name to IPVoice Communications, Inc. in March of 1998, then to IPVoice.com, Inc. in May of 1999, back to IPVoice Communications, Inc. in January of 2001 and to NewMarket Technology, Inc., in July 2004.  We are involved in the information technology industry, principally systems integration, technology services outsourcing, software licensing, hardware manufacturing and the sale of various technology products.  Through various acquisitions since 2002, we currently have domestic operations in Texas and international business through several operating subsidiaries:

●	China Crescent Enterprises, Inc., which is headquartered in Shanghai, China, has operations in Shanghai, Ningbo, Hangzhou, Shenzhen and Dalian.
●	SEA-Tiger, Inc., (formerly Infotel Technologies, Ltd.) is headquartered and conducts business in Singapore.
●	RKM Suministros, S.A is headquartered and conducts business in Caracas, Venezuela.
●	Unione Consulting, Ltda., is headquartered and conducts business in Sao Paolo, Brazil.

3.   GOING CONCERN

As reflected in the accompanying consolidated financial statements, we have an accumulated deficit of $19,268,107 as of June 30, 2011.  Revenue from our North American operations declined 98% percent for the six months ended June 30, 2011. The cash flow generated by our domestic operations has historically funded our management expenses and costs related to being a public company.  While our foreign subsidiaries generate cash from operations, local banking regulations and capital requirements create substantial difficulties in transferring funds abroad.  The ability of our domestic operations to continue as a going concern is dependent on our management’s plans, which include raising capital through equity or debt financing until such time that funds provided by our domestic operations are sufficient to fund working capital requirements.  Although our management is currently attempting to implement our business plan and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

4.   NON-CONTROLLING INTEREST:

Non-controlling interest represents the minority stockholders’ proportionate share of equity in our China Crescent and SEA-Tiger subsidiaries.  As of June 30, 2010, we owned 60% of the capital stock of China Crescent and 51% of the capital stock of SEA-Tiger, representing voting control and a majority interest.  Our controlling ownership interest requires that the operations of those subsidiaries be included in the Condensed Consolidated Financial Statements contained herein.  The equity interest that is not owned by us is shown as “Non-controlling interest in consolidated subsidiary” in the Consolidated Statement of Operations and the Consolidated Balance Sheet.  As of June 30, 2011, our minority interest shareholders held a $4,338,785 interest in the net asset value of our China Crescent and SEA-Tiger subsidiaries.

5.   INDEBTEDNESS:

Revolving Lines of Credit

As of June 30, 2011, our Unione and China Crescent subsidiaries had revolving lines of credit with several financial institutions:

	Annual		Amount
	Interest	Maturity	Outstanding
Institution	Rate	Date	at 6/30/11

Banco Itau	(1)	(2)	1,355,842
Bank of Ningo	5.31%	6/24/12	309,400
Hangzhou United Commercial Bank	7.92%	3/22/12	216,580
Shanghai Pudong Development Bank	5.31%	11/27/11	190,635

Total:			$2,072,457

(1)	The interest rate for this line of credit varies monthly. At June 30, 2011, the annual interest rate was approximately 30%.
(2)	This revolving line of credit has no specific maturity date.

These lines of credit are secured by the accounts receivable of the respective operating subsidiary.

China Crescent Short Term Debt

As of June 30, 2011, our China Crescent subsidiary had an unsecured promissory note outstanding:

	Annual		Principal
	Interest	Maturity	Outstanding
Note	Rate	Date	at 6/30/11

1	8%	12/15/11	$285,000

Total:			$285,000

SEA-Tiger Short Term Debt

As of June 30, 2011, our SEA-Tiger subsidiary had several unsecured promissory notes outstanding with several parties:

	Annual		Amount
	Interest	Maturity	Outstanding
Note	Rate	Date	at 6/30/11

1	8%	9/30/11	$44,504
2	8%	9/30/11	$355,653
3	8%	12/31/11	$135,000
4	8%	12/31/11	$1,638,456

Total:			$2,173,613

Other Short-Term Debt

As of June 30, 2011, we had several unsecured promissory notes outstanding with several different parties:

	Annual		Amount
	Interest	Maturity	Outstanding
Note	Rate	Date	at 6/30/11

1	8%	12/31/11	$400,000
2	8%	3/31/12	$348,979
3	8%	1/18/12	$219,000
4	8%	12/31/11	$100,000
5	6%	12/31/11	$229,987
6	8%	3/11/12	$250,000
8	8%	12/31/11	$1,128,500

Total:			$2,676,466

As of June 30, 2011, we had one secured promissory note outstanding related to our acquisition of UniOne Consulting, Ltda., in March, 2006:

	Annual		Amount
	Interest	Maturity	Outstanding
Note	Rate	Date	at 6/30/11

(1)	8%	12/31/11	$1,377,536

(1)	This note is secured by our 100% interest in the UniOne subsidiary.

Convertible Short-Term Debt

As of June 30, 2011, we had five unsecured convertible promissory notes outstanding with three parties:

	Annual		Amount
	Interest	Maturity	Outstanding
Note	Rate	Date	at 6/30/11

(1)	8%	12/31/11	$715,000
(1)	8%	12/31/11	$120,000
(1)	8%	12/31/11	$30,000
(1)	8%	12/31/11	$39,533
(1)	8%	12/31/11	$91,687

Total:			$996,220

(1)
These notes are convertible into shares of our common stock at the lowest closing price of the stock during the ten trading days prior and including the date of conversion.  The holder of the notes can only convert a portion of the principal such that at no time does their beneficial ownership exceed 4.99% of the outstanding shares of common stock.  At June 30, 2011, such a conversion would have represented 99,603,129 shares of common stock.

Long-Term Debt

As of June 30, 2011, our China Crescent subsidiary had an unsecured promissory note outstanding:

	Annual		Amount
	Interest	Maturity	Outstanding
Institution	Rate	Date	at 6/30/11

(1)	6%	5/3/13	$105,000

Total:			$102,500

(1)	This note has a face value of $125,000 with an unamortized discount of $20,000 at June 30, 2011.

As of June 30, 2011, we had one secured promissory note outstanding with one party:

	Annual		Amount
	Interest	Maturity	Outstanding
Note	Rate	Date	at 6/30/11

(1)	7.99%	2/24/15	$12,945

Total:			$12,689

(1)	This note is secured by our 100% interest in certain equipment.

Convertible Long-Term Debt

As of June 30, 2011, we had one unsecured convertible promissory note outstanding with one party:

	Annual		Amount
	Interest	Maturity	Outstanding
Note	Rate	Date	at 6/30/11

(1)	6%	6/3/13	$105,000

Total:			$105,000

(1)
This note has a face value of $125,000 with an unamortized discount of $20,000 at June 30, 2011.  The note is convertible into shares of common stock of the Company based the average of the three lowest closing prices of the stock during the twenty trading days prior and including the date of conversion.  The holder of the notes can only convert a portion of the principal such that at no time does their beneficial ownership exceed 9.99% of the outstanding shares of common stock of the Company.  At June 30, 2011, such a conversion would have represented 199,405,864 shares of common stock.

6.   STOCKHOLDERS’ EQUITY:

Common stock

The Company has authorized 2,000,000,000 shares of $0.001 par value common stock. We had 1,996,054,699 shares of common stock issued and outstanding at June 30, 2011.

During the second quarter of 2011, we issued 1,700,921,807 shares of common stock as follows:

●	We issued 717,833,333 shares of common stock to exchange $102,062 of convertible debt and accrued interest for equity.
●	We issued 983,088,474 shares of common stock pursuant to the conversion of 231shares of Series J Preferred Stock.

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

Preferred stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock.  Rights and privileges of the preferred stock are determined by the Board of Directors prior to issuance.  We had  925 shares of Series C preferred, 41 shares of Series E preferred stock, 1,620 shares of Series J preferred stock, and 500 shares of Series K preferred stock issued and outstanding, at June 30, 2011.

For the three months ended June 30, 2011 we issued 983,088,474 shares of common stock pursuant to the conversion of 231shares of Series J Preferred Stock.

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

As of June 30, 2011, the value of all outstanding warrants based on the Black-Scholes valuation model was $0.

8.   AVAILABLE FOR SALE SECURITIES:

As of June 30, 2011, we own 336,800 shares of Alternet Systems, Inc. (“Alternet”).  These shares have been classified as available for sale securities in which unrealized gains (losses) are recorded to shareholders’ equity.  At June 30, 2011 all shares held by us Alternet common stock are tradable.  Based upon the closing price of $0.10 per share, the market value of the Alternet common shares at June 30, 2011 was $33,680.

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

In November, 2009, we discontinued the operations of our IP Global Voice/Corsa subsidiary (“IP Global”).

At June 30, 2011, the carrying values of those assets and liabilities (presented as assets and liabilities of discontinued operations) are as follows:

	China	IPGV/
	Crescent	Corsa

Cash	$9,377	$
Prepaid expenses	-	121,205
Accounts receivable		171,852
Intangibles		208,426
Fixed assets	-	36,464

Total assets	$9,377	$537,947

Accounts payable	$179,473	$147,110
Related party payable	25,035	-
Accrued expenses	-	424,186
Short-term debt	10,735	-

Total assets	$215,243	$571,296

Brunetti and IP Global reported no revenues or income during the three and six months ended June 30, 2011.

10.  INCOME TAXES

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.  We have net operating loss carry-forwards for income tax purposes of approximately $18,800,000 which expire beginning December 31, 2117.  There may be certain limitations on our ability to utilize the loss carry-forwards in the event of a change of control, should that occur. In addition, we amortize goodwill for income tax purposes, but not for reporting purposes. The amount recorded as a deferred tax asset, cumulative as of June 30, 2011, is $19,807,000, which represents the amount of tax benefits of the loss carry-forwards and goodwill amortization.  The Company has established a valuation allowance for this deferred tax asset of $19,807,000.  The significant components of the net deferred tax asset as of June 30, 2011 are:

Net operating losses	$18,800,000
Goodwill amortization	1,007,000
Valuation allowance	(19,807,000)
Net deferred tax asset	$0

11.  INTANGIBLES:

Our intangible assets consist primarily of goodwill related to acquisitions.  None of our intangible assets are subject to amortization.  We determined that, as of June 30, 2011, there have been no significant events which may affect the carrying value of our intangible assets, therefore no impairment charge was recorded during the three and six months ended June 30, 2011.

12.  FAIR VALUE MEASUREMENT:

We have adopted the provisions of ASC 820-10, Fair Value Measurements and Disclosures, with respect to our non-financial assets and liabilities effective January 1, 2009.  The adoption of ASC 820-10 did not have a material impact on our consolidated financial statements.

13.  OTHER COMPREHENSIVE INCOME:

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at June 30, 2011 was as follows:

	Foreign
	Currency	Gain/(loss) on	Gain on
	Translation	For-Sale	Derivative
	Adjustment	Securities	Liability

Balance at December 31, 2010	$238,233	$(125,488)	$536,540
Change for the six months ended June 30, 2011	(2,109,100)	(26,944)	-
Balance at June 30, 2011	$(1,870,867)	$(152,432)	$536,540

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

Information contained herein contains forward-looking statements,  You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control.  Forward-looking statements include information concerning our possible and assumed future results of operations, including descriptions of our business strategy.  The statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or other similar expressions.  These statements are based on assumptions that we have made in light of our experience as well as perceptions of historical trends, current conditions, expected future developments, and other factors we believe are appropriate under the circumstances.  Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financials results or results of operations and could cause actual results to differ materially from those on the forward-looking statements.  These factors include, but are not limited to, competition from existing and future competitors, failure to maintain and develop business, failure to increase or maintain the number of customers we have, downturns in the economies and/or industries that we serve, and the failure to attract or keep qualified professionals we employ.  These factors and others discussed in detail in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should keep in mind that any forward-looking statements made by us herein, or elsewhere, speaks only as of the date on which we made it.  New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us.  We have no obligation to update any forward-looking statements after the date hereof, except as required by federal securities laws.

Links to all of our filings, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, information statements and other material information concerning us are available on the Investor Relations page of our website at www.NewmarketTechnology.com .

Critical accounting policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-K fiscal year 2010.  There have been no material changes to our critical accounting policies as of June 30, 2011.

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

Results of Operations

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Overall revenue decreased 4% from $29,803,347 for the quarter ended June 30, 2010 to $28,630,279 for the quarter ended June 30, 2011.  Revenue from our Chinese systems integration subsidiary decreased 11% for the quarter and revenue declined 98% in our domestic subsidiary.  A significant domestic services contract expired at the end of 2010. Revenue increased 71% in out Latin American subsidiaries for the quarter.  Our RKM subsidiary received two large contracts from two separate customers in the second quarter of 2011.

Cost of sales increased 1% from $24,674,040 for the quarter ended June 30, 2010 to $24,808,930 the quarter ended June 30, 2011 Our gross margin, as a percentage of sales was 13% and 17% for the quarters ended June 30, 2011 and 2010, respectively. Improved operating margins in our Latin American subsidiaries were offset by competitive pricing pressures in our Chinese systems integration subsidiaries.

General and administrative expenses decreased 8% to $3,061,698 for the quarter ended June 30, 2011 from $3,331,658 for the quarter ended June 30, 2010.  The decrease is primarily the result of a decrease in expenses in our domestic and Brazilian operating subsidiaries. General and administrative expenses as a percentage of revenue were 11% and 11% for the three months ended June 30, 2011 and 2010, respectively.

Depreciation and amortization expense increased 5% from $47,296 for the quarter ended June 30, 2010 to $49,844 for the quarter ended June 30, 2011. Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

We reported net income of $176,896 for the quarter ended June 30, 2011 after accounting for the non-controlling interest in a consolidated subsidiary, compared to net income of $1,069,525 for the quarter ended June 30, 2010, a decrease of 83%. The decrease was due to a decrease in our gross margin and a one-time write-off related to our investment in Redmoon Broadband of $545,000. Comprehensive net income, which is adjusted to compensate for the risk associated with foreign profits and the potential conversion of foreign currency, as well as the change in market value of available-for-sale securities, decreased from income of $1,370,723 for the quarter ended June 30, 2010 to a loss of $2,183,767 for the quarter ended June 30, 2011.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Overall revenue decreased 6% from $55,455,573 for the six months ended June 30, 2010 to $52,290,792 for the six months ended June 30, 2011.  Revenue from our Chinese systems integration subsidiary decreased 7% for the six months and revenue declined 98% in our domestic subsidiary.  A significant domestic services contract expired at the end of 2010. Revenue increased 67% in out Latin American subsidiaries for the six months.  Our RKM subsidiary received two large contracts from two separate customers in the second quarter of 2011.

Cost of sales decreased 3% from $46,387,734 for the six months ended June 30, 2010 to $45,122,375 the six months ended June 30, 2011 Our gross margin, as a percentage of sales was 14% and 16% for the six months ended June 30, 2011 and 2010, respectively. Improved operating margins in our Latin American subsidiaries were offset by competitive pricing pressures in our Chinese systems integration subsidiaries.

General and administrative expenses decreased 18% to $5,418,830 for the six months ended June 30, 2011 from $6,581,328 for the six months ended June 30, 2010.  The decrease is primarily the result of a decrease in expenses in our domestic and Brazilian operating subsidiaries. General and administrative expenses as a percentage of revenue were 10% and 12% for the six months ended June 30, 2011 and 2010, respectively.

Depreciation and amortization expense increased 7% from $92,731 for the six months ended June 30, 2010 to $99,310 for the six months ended June 30, 2011. Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

We reported net income of $913,261 for the six months ended June 30, 2011 after accounting for the non-controlling interest in a consolidated subsidiary, compared to net income of $1,494,634 for the six months ended June 30, 2010, a decrease of 39%. The decrease was due to a decrease in our gross margin and a one-time write-off related to our investment in Redmoon Broadband of $545,000. Comprehensive net income, which is adjusted to compensate for the risk associated with foreign profits and the potential conversion of foreign currency, as well as the change in market value of available-for-sale securities, decreased from income of $648,015 for the six months ended June 30, 2010 to a loss of $1,222,783 for the six months ended June 30, 2011.

Liquidity and Capital Resources

Our cash balance at June 30, 2011 decreased $212,476 from $4,004,106 as of December 31, 2010, to $3,791,630.  The decrease was the result of a combination of cash used in investing activities of $391,952, cash used in financing activities of $444,569 and the effect of exchange rates on cash of $1,332,410, offset by cash provided by operating activities of $1,956,455. Operating activities for the six months ended June 30, 2011 exclusive of changes in operating assets and liabilities provided $1,012,571, as well as an increase in accounts payable of $8,155,574, an increase in accrued expenses and other payables of $1,220,826, and an increase in deposits of $123,535, offset by an increase in prepaid expenses of $1,228,847, an increase in accounts receivable of $10,655,376 and an increase in inventory of $173,879.

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

Going Concern

As reflected in the accompanying consolidated financial statements, we have an accumulated deficit of $19,268,107 as of June 30, 2011.  Revenue from our North American operations declined 98% percent for the six months ended June 30, 2011. The cash flow generated by our domestic operations has historically funded our management expenses and costs related to being a public company.  While our foreign subsidiaries generate cash from operations, local banking regulations and capital requirements create substantial difficulties in transferring funds abroad.  The ability of our domestic operations to continue as a going concern is dependent on our management’s plans, which include raising capital through equity or debt financing until such time that funds provided by our domestic operations are sufficient to fund working capital requirements.  Although our management is currently attempting to implement our business plan and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES

Set forth below is information regarding the issuance and sale of our securities without registration during the three month period ended June 30, 2011:

●	We issued 717,833,333 shares of common stock to exchange $102,062 of convertible debt and accrued interest for equity.
●	We issued 983,088,474 shares of common stock pursuant to the conversion of 231shares of Series J Preferred Stock.

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

NewMarket Technology, Inc.
(Registrant)

Date: August 31, 2011	By:	/s/ Bruce Noller
Bruce Noller
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Philip J. Rauch
Date: August 31, 2011		Philip J. Rauch
Chief Financial Officer
(Principal Financial Officer)